Form 10-Q
period 2007-06-30
FBR CAPITAL MARKETS CORP
filed 2007-08-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33518

FBR CAPITAL MARKETS CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	20-5164223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Nineteenth Street North Arlington, VA	22209
(Address of principal executive offices)	(Zip code)

(703) 312-9500

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2007:

Title	Outstanding
Common Stock	66,246,485 shares

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$471,015	$151,417
Receivables:
Investment banking	9,292	11,991
Asset management fees	2,390	2,197
Due from affiliates	2,653	1,407
Other	3,833	27,418
Investments:
Mortgage-backed securities, at fair value	—	415,391
Long-term investments	52,511	32,343
Trading securities, at fair value	43,363	18,180
Due from clearing broker	19,229	28,691
Intangible assets, net	11,274	11,000
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	30,433	31,222
Prepaid expenses and other assets	30,633	28,162

Total assets	$676,626	$759,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$601	$202
Repurchase agreements	—	189,155
Accrued compensation and benefits	88,131	43,836
Accounts payable, accrued expenses and other liabilities	43,750	36,602
Due to affiliates	15,803	5,236

Total liabilities	148,285	275,031

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 66,196,919 and 64,000,000 shares issued and outstanding, respectively	66	64
Additional paid-in capital	407,167	395,778
Accumulated other comprehensive income, net of taxes	339	543
Retained earnings	120,769	88,003

Total shareholders’ equity	528,341	484,388

Total liabilities and shareholders’ equity	$676,626	$759,419

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$116,972	$45,510
Advisory	6,152	6,281
Institutional brokerage:
Principal transactions	4,152	1,760
Agency commissions	28,526	28,447
Mortgage trading interest	—	17,143
Mortgage trading net investment loss	—	(209)
Asset management:
Base management fees	6,360	5,065
Incentive allocations and fees	116	(54)
Net investment income	1,218	108
Interest income	5,798	4,647
Other	465	816

Total revenues	169,759	109,514
Interest expense	274	18,155

Revenues, net of interest expense	169,485	91,359

Non-Interest Expenses:
Compensation and benefits	89,877	54,436
Professional services	12,686	10,830
Business development	9,931	6,709
Clearing and brokerage fees	3,022	3,053
Occupancy and equipment	7,816	7,499
Communications	5,805	4,990
Other operating expenses	3,706	2,960

Total non-interest expenses	132,843	90,477

Income before income taxes	36,642	882
Income tax provision (benefit)	14,882	(105)

Net income	$21,760	$987

Basic earnings per share	$0.34	$0.02

Diluted earnings per share	$0.34	$0.02

Weighted average shares outstanding:
Basic (in thousands)	64,297	46,000

Diluted (in thousands)	64,354	46,000

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$214,208	$111,845
Advisory	12,610	9,150
Institutional brokerage:
Principal transactions	6,188	7,480
Agency commissions	52,302	51,813
Mortgage trading interest	—	34,793
Mortgage trading net investment loss	—	(1,443)
Asset management:
Base management fees	11,888	9,941
Incentive allocations and fees	220	954
Net investment income	2,713	3,154
Interest income	16,912	7,260
Other	541	2,131

Total revenues	317,582	237,078
Interest expense	4,936	35,017

Revenues, net of interest expense	312,646	202,061

Non-Interest Expenses:
Compensation and benefits	167,668	117,988
Professional services	23,510	20,834
Business development	21,246	19,085
Clearing and brokerage fees	5,688	5,319
Occupancy and equipment	15,309	14,772
Communications	11,214	9,573
Other operating expenses	5,526	6,224

Total non-interest expenses	250,161	193,795

Income before income taxes	62,485	8,266
Income tax provision	29,719	2,461

Net income	$32,766	$5,805

Basic earnings per share	$0.51	$0.13

Diluted earnings per share	$0.51	$0.13

Weighted average shares outstanding:
Basic (in thousands)	64,223	46,000

Diluted (in thousands)	64,247	46,000

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive (Loss) Income
Balances, December 31, 2005	46,000,000	$46	$130,458	$620	$117,844	$248,968

Net loss	—	—	—	—	(9,841)	(9,841)	$(9,841)
Contribution from FBR TRS Holdings, Inc.	—	—	3,899	—	—	3,899
Distributions to FBR TRS Holdings, Inc.	—	—	—	—	(20,000)	(20,000)
Issuance of common stock in private equity offerings	18,000,000	18	259,720	—	—	259,738
Stock compensation expense for options granted to purchase common stock	—	—	1,701	—	—	1,701
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	(77)	—	(77)	(77)

Comprehensive loss							$(9,918)

Balances, December 31, 2006	64,000,000	$64	$395,778	$543	$88,003	$484,388

Net income	—	—	—	—	32,766	32,766	$32,766
Contribution from FBR TRS Holdings, Inc.	—	—	612	—	—	612
Issuance of common stock	2,196,919	2	7,339	—	—	7,341
Stock compensation expense for options granted to purchase common stock	—	—	3,438	—	—	3,438
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	(204)	—	(204)	(204)

Comprehensive income							$32,562

Balances, June 30, 2007	66,196,919	$66	$407,167	$339	$120,769	$528,341

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$32,766	$5,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,777	4,396
Stock compensation	4,678	—
Incentive allocations and fees and net investment income from long-term investments	(719)	(1,416)
Gain on sale of mortgage-backed securities	(1,961)	—
Other	137	—
Changes in operating assets:
Receivables:
Clearing broker	9,463	12,457
Investment banking	2,699	1,732
Asset management fees	(194)	(99)
Affiliates	(1,471)	(9,020)
Interest, dividends and other	23,585	262
Trading securities, at fair value	(27,224)	7,304
Prepaid expenses and other assets	(1,722)	(19,148)
Reverse repurchase agreements related to broker-dealer activity	—	18,166
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	399	(19,986)
Repurchase agreements related to broker-dealer activities	—	(3,330)
Accounts payable, accrued expenses and other liabilities	6,832	12,107
Accrued compensation and benefits	46,435	(27,160)

Net cash provided by (used in) operating activities	98,480	(17,931)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(565,076)	—
Receipt of principal payments on mortgage-backed securities	17,961	—
Proceeds from sales of mortgage-backed securities	963,754	—
Advances to Friedman, Billings, Ramsey Group, Inc. under revolving credit agreement	—	(38,068)
Repayments from Friedman, Billings, Ramsey Group, Inc. under revolving credit agreement	—	4,618
Purchases of furniture, equipment, software, and leasehold impairments	(3,280)	(678)
Proceeds from disposals of furniture, equipment, software, and leasehold impairments	—	683
Purchases of reverse repurchase agreements, net	—	(157,139)
Purchases of long-term investments	(26,807)	(1,000)
Purchase of Legacy Partners Group, LLC	(1,000)	—
Proceeds from sales of investment securities	9,472	789

Net cash provided by (used in) investing activities	395,024	(190,795)

Cash flows from financing activities:
Contributions from Parent company	612	—
Repayments of repurchase agreements, net	(189,153)	—
Proceeds from issuances of commercial paper, net	—	157,248
Repayments of short term borrowings	—	(75,000)
Increase/(decrease) in intercompany payable	10,792	(8,688)
Proceeds from issuance of common stock	3,842	—

Net cash (used in) provided by financing activities	(173,907)	73,560

Net increase (decrease) in cash and cash equivalents	319,597	(135,166)
Cash and cash equivalents, beginning of period	151,417	162,434

Cash and cash equivalents, end of period	$471,014	$27,268

Supplemental Cash Flow Information:
Cash payments for interest	$4,689	$34,611
Cash payments for taxes	$19,504	$6,000

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The results of operations for the three and six months ended June 30, 2007 and 2006, are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (File No. 333-141987) filed on June 4, 2007 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgement in the final determination of its estimates. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

2.	Related Party Transactions:

The Company is a member of an operating group of affiliates that may provide or receive services to and from each other. From time to time, Friedman, Billings, Ramsey Group, Inc. (“FBR Group”), an independent majority owner of the Company and other affiliates may record other costs which, in part, may be based on the Company’s operations. During the year ended December 31, 2006, FBR Group allocated to the Company certain costs relating to executive compensation and corporate overhead and the Company allocated to FBR Group and other affiliates certain overhead costs. Executive compensation costs allocated to the Company represent the Company’s proportionate share of executive compensation payable to FBR Group executive officers under the FBR Group Key Employee Incentive Plan. Overhead costs allocated to the Company by FBR Group represent charges for various corporate governance activities. Overhead costs allocated to FBR Group and other affiliates represent allocations for the use by these entities of various support services administered by the Company.

In July 2006, the Company entered into various inter-company and other contractual arrangements with FBR Group and Crestview Partners, a New York-based private equity firm (“Crestview”), including a management services agreement, a services agreement and other related party contractual arrangements.

Cost Allocations

During the three months ended June 30, 2007 and 2006, the Company was allocated $3,552 and $(1,620), respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group. During the six months ended June 30, 2007 and 2006, the Company was allocated $6,183 and $-0-, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group.

During the three months ended June 30, 2007 and 2006, the Company decreased its other operating expenses by $917 and $1,768, respectively, representing overhead costs allocated to affiliates. During the six months ended June 30, 2007 and 2006, the Company decreased its other operating expenses by $2,361 and $3,913, respectively, representing overhead costs allocated to affiliates. In addition, FBR Group allocated $907 and $3,283 of costs to the Company associated with corporate governance overhead costs for the three and six months ended June 30, 2006, respectively.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the completion of the July 2006 private equity offering and that arise out of actions or events that occurred prior to that offering. During the three and six months ended June 30, 2007, FBR Group incurred costs of $116 and $612, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such costs in its consolidated statements of operations and reflects a corresponding capital contribution from FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Capital Markets Activity

In June 2007, FBR TRS Holdings sold 12,666,951 shares of the Company’s common stock as part of the Company’s initial public offering. The Company’s broker-dealer subsidiary, Friedman, Billing, Ramsey & Co. (“FBR & Co.”), acted as co-lead underwriter of this sale by FBR TRS Holdings and other shareholders and generated underwriting revenues of $6,973 during the three months ended June 30, 2007. As of June 30, 2007, the Company owed $14,639 to FBR TRS Holdings, included in payable to affiliates, representing amounts held by the clearing broker pending final cash settlement of the sale of its shares. As of June 30, 2007, FBR TRS Holdings owned approximately 52% of the Company’s outstanding common stock.

In the prior year the Company earned brokerage commissions from investment partnerships whose general partner is FBR Investment Management, Inc. (“FBRIM”) and other affiliates. Subsequent to the period ended March 31, 2006, the Company has not earned brokerage commissions from these investment partnerships. During the six months ended June 30, 2006, the Company earned approximately $25 in such brokerage commissions.

Receivables and Payables

The Company currently has a revolving credit agreement with FBR Group for a loan amount of up to $200,000. From time to time, FBR Group may borrow funds from the Company under this credit agreement to provide for its working capital needs. Borrowings under this agreement are collateralized by public equity securities held in a segregated brokerage account in the name of the Company. As of and for the three and six months ended June 30, 2007, the Company had no outstanding receivables under this revolving credit agreement. For the three months ended June 30, 2007 and 2006, the Company recognized interest revenue of $-0- and $475, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized interest revenue of $-0- and $560, respectively.

In addition, from time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group to be used for general operating purposes.

Receivable from affiliates consisted of the following as of the specified dates:

	June 30, 2007	December 31, 2006
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	$89	$383
Receivable from other affiliates	2,564	1,024

	$2,653	$1,407

Due to affiliates consisted of the following as of the specified dates:

	June 30, 2007	December 31, 2006
Payable to FBR Group	$—	$3,161
Payable to FBR TRS Holdings	14,456	2,050
Payable to wholly-owned subsidiaries of FBR TRS Holdings	22	12
Payable to other affiliates	1,325	13

	$15,803	$5,236

3.	Investments:

Institutional Brokerage Trading

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of the dates indicated:

	June 30, 2007		December 31, 2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate equity securities	$43,167	$551	$17,567	$200
Corporate bond securities	196	50	613	2

	$43,363	$601	$18,180	$202

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. These transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Long-term Investments

Long-term investments consisted of the following as of the dates indicated:

	June 30, 2007	December 31, 2006
Non-public equity securities held in merchant banking portfolio	$25,815	$5,107
Investments funds	18,011	11,474
Investment securities—marked to market	5,472	12,622
Other investments	3,213	3,140

	$52,511	$32,343

At each reporting date, the Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment. Based on its evaluations the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of those investments. To date, the Company has not incurred any impairment losses with respect to its portfolio of non-public equity securities.

The private investment funds from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to a lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities; therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a majority vote of the unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities in a manner similar to the equity method of accounting and the Company’s proportionate share of income or loss (income allocations including realized and unrealized gains and losses) is reflected in net investment income in the statement of operations.

Mortgage-Backed Securities

As of December 31, 2006, the Company had investments in agency mortgage-backed securities held outside of the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2006:

	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$414,831	$828	$(268)	$415,391

(1)	The amortized cost of mortgage-backed securities includes net premium of $3,454 at December 31, 2006.

As of December 31, 2006, $194,532 (representing fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements.

During the first quarter of 2007, the Company made a decision to sell its portfolio of mortgage-backed securities. For the six months ended June 30, 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $2, respectively. As of June 30, 2007, the Company did not have any investments in mortgage-backed securities.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (SFAS 133). During the three months ended June 30, 2007 and 2006, the Company recorded net gains/(losses) of $126 and $(779), respectively, related to these securities. During the six months ended June 30, 2007 and 2006, the Company recorded net gains of $41 and $213, respectively, related to these securities. As of June 30, 2007 and December 31, 2006, the Company held stock warrants with a fair value of $1,391 and $1,350, respectively.

4.	Borrowings:

The Company entered into repurchase agreements with various financial institutions that were used in conjunction with the Company’s previous investments in mortgage-backed securities and fixed income trading activities. As of June 30, 2007, the Company had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2006, were repaid during the period prior to March 31, 2007. Subsequent to these repayments, the Company did not enter into any new repurchase agreement borrowings. The Company currently does not intend to enter into repurchase agreement borrowings.

5.	Income Taxes:

During the three and six months ended June 30, 2007, the Company recorded tax provisions of $14,882 and $29,719, respectively. During the three and six months ended June 30, 2006, the Company recorded tax (benefits)/provisions of $(105) and $2,461, respectively. The Company’s annualized effective tax rate for the three and six months ended June 30, 2007 was 41% and 48%, respectively. The Company’s annualized effective tax rate for the three and six months ended June 30, 2006 was 12% and 30%, respectively. The disparity between the effective tax rates is due primarily to the discrete period reporting of tax expense of $138 and $3,600, respectively, for the three and six months ended June 30, 2007, related to SFAS No. 123(R) “Share-based Payments” “SFAS 123R”, as restricted stock awards vested at share prices lower than the original grant date prices. The annualized effective tax rates for the three and six months ended June 30, 2006 reflect the effects of the mix of pre-tax income and loss among the Company’s subsidiaries as well as tax benefits recorded due to favorable changes in state apportionment factors.

The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other operating expenses/other income in the consolidated statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial. As of January 1, 2007, tax years subsequent to December 31, 2002 remained subject to examination.

6.	Net Capital Requirements:

FBR & Co. is registered with the SEC and is a member of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2007, FBR & Co. had net capital of $107,180 that was $98,232 in excess of its required net capital of $8,948. As of June 30, 2007, FBRIL had net capital in excess of required amounts.

7.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options and unvested shares of restricted stock. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,297	64,297	46,000	46,000
Stock options and unvested restricted stock (in thousands)	—	57	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	64,297	64,354	46,000	46,000

Net earnings applicable to common stock	$21,760	$21,760	$987	$987

Earnings per common share	$0.34	$0.34	$0.02	$0.02

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,223	64,223	46,000	46,000
Stock options and unvested restricted stock (in thousands)	—	24	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	64,223	64,247	46,000	46,000

Net earnings applicable to common stock	$32,766	$32,766	$5,805	$5,805

Earnings per common share	$0.51	$0.51	$0.13	$0.13

For the three and six months ended June 30, 2006, the weighted average shares outstanding used in the calculation of basic and diluted earnings per share as presented in the consolidated statements of operations assumes the 46,000,000 shares of common stock issued to FBR TRS Holdings in July 2006 were outstanding for each of the periods. The calculation for periods ended June 30, 2007 also reflect the 18,000,000 shares of common stock that were sold in the private equity offerings in July 2006. Options to purchase 7,153,354 shares of the Company’s common stock were outstanding as of June 30, 2007, of which 2,600,000 options were exercisable. As of June 30, 2007, all of these outstanding options were anti-dilutive.

8.	Commitments and Contingencies:

Litigation

As of June 30, 2007, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s financial condition, operating results and liquidity.

Regulatory Charges and Related Matters Involving FBR Group and its Affiliates

As previously reported by FBR Group, one of the FBR Group’s investment adviser subsidiaries, Money Management Associates, Inc. (“MMA”), is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action/and or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of FBR Group or the Company) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on a review by management of FBR Group with counsel, resolution of this matter is not expected to have a material adverse effect on FBR Group’s or the Company’s financial condition, results of operations or liquidity. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Other Legal and Regulatory Matters Involving FBR Group and its Affiliates

Except as described above, as of June 30, 2007, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, and other inquiries by governmental agencies and SRO’s, none of which are expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

FBR Group, which beneficially owned approximately 52% of the Company’s outstanding common stock as of June 30, 2007, is a party to the following legal proceedings. Neither the Company nor any of its subsidiaries has been named as a party to any of these legal proceedings and FBR Group has agreed to indemnify the Company against any claims or liabilities as a result of the legal proceedings described below.

FBR Group and certain of its current (including certain officers and directors of the Company) and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are currently pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the SEC and NASD investigations relating to FBR & Co.’s involvement in a private investment in public equity on behalf of CompuDyne, Inc. (“CompuDyne”) in October 2001, and (ii) the alleged conduct of FBR Group and certain FBR Group officers and employees in allegedly facilitating certain sales of CompuDyne shares. We cannot predict the likely outcome of these lawsuits or their likely impact on the Company, if any, at this time.

In addition, FBR Group has been named a nominal defendant, and certain current (including certain officers and directors of our Company) and former senior officers and directors of FBR Group have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York. The third, brought by Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain current and former officers and directors of FBR Group breached their duties to FBR Group based on allegations substantially similar to In re FBR Inc. Securities Litig. putative class action lawsuits described above. FBR Group has not responded to any of these complaints and no discovery has commenced. We cannot predict the likely outcome of this action or its likely impact on the Company, if any, at this time.

Incentive Fees

The Company recognizes incentive income from certain managed investment partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed investment partnerships. As of June 30, 2007, $81 was subject to such potential future reversal.

9.	Shareholders’ Equity:

Director Stock Purchase Plan

Pursuant to the Company’s Director Stock Purchase Plan, each of the Company’s non-employee directors (other than the directors designated by Crestview Partners) was offered an opportunity to subscribe for up to $1,000 of the Company’s common stock at a purchase price equal to then-current fair market value of the common stock at the time he or she joins the board of directors. Pursuant to the Director Stock Purchase Plan, during the six months ended June 30, 2007, the non-employee directors of the Company purchased 173,334 shares of common stock providing cash proceeds to the Company of $2,603.

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2007, the Company recognized compensation expense of $62 and $354, respectively.

Stock Compensation Plans

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

The Company established the FBR Capital Markets Long-Term Incentive Plan in July 2006. Under the FBR Capital Markets Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to 7,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and six months ended June 30, 2007: dividend yield of zero and zero, respectively, expected volatility of 30% and 30%, respectively, risk-free interest rate of 4.6% and 4.7%, respectively, and an expected life of 3.8 and 4.4 years, respectively, for all grants. The weighted average fair value of options granted during the three and six months ended June 30, 2007 was $4.61 per share and $4.91 per share, respectively. The Company did not grant any options during the three and six months ended June 30, 2006.

Compensation expense recognized by the Company for stock options for the three and six months ended June 30, 2007, were $1,409 and $2,740, respectively, with a related tax benefit of $568 and $1,154, respectively, related to the FBR Capital Markets Long-term Incentive Plan. No compensation expense was recognized for the three and six months ended June 30, 2006.

As of June 30, 2007, there was $17,313 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the FBR Capital Markets Long-Term Incentive Plan relating to 4,553,354 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company also grants restricted common stock to employees that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the three and six months ended June 30, 2007, the Company granted 1,460,740 and 1,820,578, respectively, of FBR Capital Markets restricted common stock at a weighted average share price of $17.00 and $16.67, respectively. As of June 30, 2007, a total of 1,785,952 shares of such restricted common stock were outstanding at a weighted average share price of $16.70, with total unrecognized compensation cost related to unvested shares of $28,627. The Company did not grant any restricted common stock prior to January 1, 2007.

For the three months ended June 30, 2007 and 2006, the Company recognized $873 and $-0-, respectively, of compensation expense related to this restricted common stock. For the six months ended June 30, 2007 and 2006, the Company recognized $1,189 and $-0-, respectively, of compensation expense related to this restricted common stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to the Company. During the three months ended June 30, 2007, the Company issued 22,150 shares of restricted common stock valued at $338 to the trust in settlement of such accrued incentive compensation. During the six months ended June 30, 2007, the Company issued 140,391 shares of restricted common stock valued at $2,142 to the trust in settlement of such accrued incentive compensation. The Company did not grant any restricted common stock to the trust prior to January 1, 2007.

FBR Group Long-term Incentive Plan (FBR Group Long-term Incentive Plan)

Options granted by FBR Group to the Company’s employees under the FBR Group Long-term Incentive Plan affect the Company’s compensation expense, but do not affect amounts associated with the Company’s equity capitalization.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted for the three and six months ended June 30, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the three and six months ended June 30, 2006 was $2.25 per share. No options were granted during the three and six months ended June 30, 2007.

Compensation expense allocated to the Company by FBR Group related to stock options for the three and six months ended June 30, 2007, was $337 and $591, respectively, and related tax benefits of $40 and $50, respectively.

As of June 30, 2007, there was $94 of total unrecognized compensation cost related to 82,500 of nonvested share-based compensation awards granted under the FBR Group Long-term Incentive Plan to employees of the Company with a weighted-average vesting period of 1.6 years.

10.	Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee based asset management operations. The Company initiated certain principal investing activities subsequent to the July 2006 private offering. Prior to this offering, the Company had no comparable principal investing activities. In conjunction with the initiation of principal investing activities during 2006, the Company allocated its long-term investments, including equity securities and fund investments previously included in capital markets and asset management, respectively, to the principal investing segment. Accordingly, segment information for the prior year has been revised to conform to the current presentation.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $11,061 and $7,505 for the three months ended June 30, 2007 and 2006, respectively. The Company’s revenues from foreign operations totaled $17,545 and $12,345 for the six months ended June 30, 2007 and 2006, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	For the three months ended June 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$123,124	$—	$—	$123,124
Institutional brokerage	32,057	—	—	32,057
Base management fees	—	6,361	—	6,361
Incentive allocations and fees	—	116	—	116
Net investment income	—	—	1,173	1,173
Net interest income	2,621	—	2,683	5,304
Other	600	629	121	1,350

Total	158,402	7,106	3,977	169,485

Operating Expenses:
Variable	76,042	4,133	(106)	80,069
Fixed	48,239	3,953	582	52,774

Total	124,281	8,086	476	132,843

Pre-tax income (loss)	$34,121	$(980)	$3,501	$36,642

Compensation and benefits:
Variable	$65,389	$1,684	$(146)	$66,927
Fixed	21,086	1,619	245	22,950

Total	$86,475	$3,303	$99	$89,877

	For the three months ended June 30, 2006
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$51,791	$—	$—	$51,791
Institutional brokerage	31,443	—	—	31,443
Base management fees	—	5,107	—	5,107
Incentive allocations and fees	—	318	—	318
Net investment income	—	—	55	55
Net interest income	1,531	—	12	1,543
Other	769	333	—	1,102

Total	85,534	5,758	67	91,359

Operating Expenses:
Variable	41,410	2,578	41	44,029
Fixed	42,622	3,826	—	46,448

Total	84,032	6,404	41	90,477

Pre-tax income (loss)	$1,502	$(646)	$26	$882

Compensation and benefits:
Variable	$30,839	$1,189	$—	$32,028
Fixed	20,954	1,454	—	22,408

Total	$51,793	$2,643	$—	$54,436

	For the six months ended June 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$226,818	$—	$—	$226,818
Institutional brokerage	57,062	—	—	57,062
Base management fees	—	11,889	—	11,889
Incentive allocations and fees	—	220	—	220
Net investment income	—	—	2,385	2,385
Net interest income	5,268	—	6,204	11,472
Other	1,148	1,464	188	2,800

Total	290,296	13,573	8,777	312,646

Operating Expenses:
Variable	138,508	7,822	284	146,614
Fixed	93,731	8,318	1,498	103,547

Total	232,239	16,140	1,782	250,161

Pre-tax income (loss)	$58,057	$(2,567)	$6,995	$62,485

Compensation and benefits:
Variable	$116,469	$3,220	$161	$119,850
Fixed	43,714	3,521	583	47,818

Total	$160,183	$6,741	$744	$167,668

	For the six months ended June 30, 2006
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$120,995	$—	$—	$120,995
Institutional brokerage	61,553	—	—	61,553
Base management fees	—	9,941	—	9,941
Incentive allocations and fees	—	954	—	954
Net investment income	—	—	2,343	2,343
Net interest income	2,161	—	19	2,180
Other	3,258	837	—	4,095

Total	187,967	11,732	2,362	202,061

Operating Expenses:
Variable	85,379	5,992	90	91,461
Fixed	93,486	8,848	—	102,334

Total	178,865	14,840	90	193,795

Pre-tax income (loss)	$9,102	$(3,108)	$2,272	$8,266

Compensation and benefits:
Variable	$64,513	$2,784	$—	$67,297
Fixed	47,717	2,974	—	50,691

Total	$112,230	$5,758	$—	$117,988

11.	Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of adoption of SFAS 159.

12.	Subsequent Event:

In July 2007, in order to neutralize dilution resulting from the vesting of employee restricted stock and the potential exercise of employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 1 million shares of its common stock from time to time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of FBR Capital Markets Corporation and its subsidiaries (“we”, “our”, “us” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and the consolidated financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 (File No. 333-141987) filed on June 4, 2007 with the SEC.

Executive Summary

Our revenues consist primarily of capital raising revenue and advisory fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and dividend income, earnings from investment funds, net interest income, and net investment income in principal investing.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These businesses units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology sectors. The following tables provide a summary of our results within the capital markets segment (dollars in thousands):

	For the three months ended June 30,
	2007	2006
Revenues, net of interest expense:
Investment banking	$123,124	$51,791
Institutional brokerage	32,057	31,443
Net interest income	2,621	1,531
Other	600	769

Total	158,402	85,534

Operating Expenses:
Variable	76,042	41,410
Fixed	48,239	42,622

Total	124,281	84,032

Pre-tax income	$34,121	$1,502

The pre-tax income from our capital markets segment increased to $34.1 million for the second quarter of 2007 from $1.5 million for the second quarter of 2006. This increase is primarily attributable to a $71.3 million increase in investment banking revenues during the second quarter of 2007, reflecting a higher volume of capital raising activity in our real estate and financial services sectors. We recognized $100.8 million and $36.3 million in revenues related to sole-managed private placement transactions for the three months ended June 30, 2007 and 2006, respectively. Our institutional brokerage sales and trading net revenues remained consistent for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Compensation and benefits costs within our capital markets segment increased 67%, or $34.7 million, during the second quarter of 2007 as a result of the increased variable compensation due to increased capital raising revenues. Also, variable costs associated with investment banking transactions increased $5.2 million reflecting the increase in transactions during the second quarter of 2007 as compared to the second quarter of 2006.

	For the six months ended June 30,
	2007	2006
Revenues, net of interest expense:
Investment banking	$226,818	$120,995
Institutional brokerage	57,062	61,553
Net interest income	5,268	2,161
Other	1,148	3,258

Total	290,296	187,967

Operating Expenses:
Variable	138,508	85,379
Fixed	93,731	93,486

Total	232,239	178,865

Pre-tax income	$58,057	$9,102

The pre-tax income from our capital markets segment increased to $58.1 million for the six months ended June 30, 2007 from $9.1 million for the six months ended June 30, 2006. This increase is primarily attributable to a $105.8 million increase in investment banking revenues during the first half of 2007, reflecting a higher volume of capital raising activity in our real estate, energy, and financial services sectors. We recognized $159.0 million and $78.1 million in revenues related to sole-managed private placement transactions for the six months ended June 30, 2007 and 2006, respectively. Our institutional brokerage sales and trading net revenues decreased to $57.1 million for the first six months of 2007 compared to $61.6 million for the first six months of 2006. During the first six months of 2006, we conducted fixed income trading activities with net revenues of $3.6 million, primarily related to mortgage-backed, asset-backed and other structured securities that is not comparable to the first six months of 2007. During the third quarter of 2006, we made a decision to sell our fixed income trading positions and not redeploy capital to this trading activity. These factors contributed to the decrease in net revenues from institutional brokerage sales and trading activities. Compensation and benefits costs within our capital markets segment increased $48.0 million during the first six months of 2007 as a result of the increased variable compensation due to increased capital raising revenues. Also, variable costs associated with investment banking transactions increased $4.8 million reflecting the increase in transactions during the first six months of 2007 as compared to the first six months of 2006.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.9 billion at June 30, 2007 increasing from $2.8 billion at March 31, 2007 and $2.4 billion as of December 31, 2006. Net assets under management increased 3%, or $90.4 million, during the second quarter of 2007 based on fund performance. The following tables provide a summary of our results within the asset management segment (dollars in thousands):

	For the three months ended June 30,
	2007	2006
Revenues, net of interest expense:
Base management fees	$6,361	$5,107
Incentive allocations and fees	116	318
Other	629	333

Total	7,106	5,758

Operating Expenses:
Variable	4,133	2,578
Fixed	3,953	3,826

Total	8,086	6,404

Pre-tax loss	$(980)	$(646)

The pre-tax loss from our asset management activities increased from a pre-tax loss of $0.6 million in the second quarter of 2006 to a pre-tax loss of $1.0 million in the second quarter of 2007. We recorded $6.4 million in base management fees (including mutual fund administrative fees) for the three months ended June 30, 2007, as compared to $5.1 million for the three months ended June 30, 2006. Our annualized effective fee during the quarter on the period end net assets under management was 89 basis points. Operating expenses reflect increased subadvisory fees in the second quarter of 2007 which increased $1.2 million primarily due to an increase in certain mutual fund assets under management.

	For the six months ended June 30,
	2007	2006
Revenues, net of interest expense:
Base management fees	$11,889	$9,941
Incentive allocations and fees	220	954
Other	1,464	837

Total	13,573	11,732

Operating Expenses:
Variable	7,822	5,992
Fixed	8,318	8,848

Total	16,140	14,840

Pre-tax loss	$(2,567)	$(3,108)

The pre-tax loss from our asset management activities decreased from a pre-tax loss of $3.1 million in the first six months of 2006 to a pre-tax loss of $2.6 million in the first six months of 2007. This decrease in pre-tax loss is primarily attributable to the increase in base management fees. We recorded $11.9 million in base management fees (including mutual fund administrative fees) for the six months ended June 30, 2007 as compared to $9.9 million for the six months ended June 30, 2006. Our annualized effective fee during the first six months of 2006 on the period end net assets under management was 83 basis points. Operating expenses reflect increased subadvisory fees in the first six months of 2006 which increased $1.4 million primarily due to an increase in certain mutual fund assets under management.

The following provides detail relating to our assets under management (dollars in millions):

	June 30, 2007
	Gross (1)	Net (2)
Managed accounts	$291.3	$291.3
Hedge and offshore funds	61.7	58.1
Mutual funds
Equity	2,290.5	2,283.5
Fixed income and money market	192.1	191.2
Private equity funds	33.8	32.0

Total	$2,869.4	$2,856.1

	December 31, 2006
	Gross (1)	Net (2)
Managed accounts	$259.9	$259.9
Hedge and offshore funds	97.5	96.4
Mutual funds
Equity	1,749.6	1,743.4
Fixed income and money market	212.3	211.3
Private equity funds	42.2	40.5

Total	$2,361.5	$2,351.5

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)

Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Principal Investing

As of June 30, 2007, our principal investing activity consists of investments in merchant banking investments and investments in hedge and venture funds.

We initiated principal investing activities noted above in the fourth quarter of 2006. Prior to the fourth quarter of 2006, we had no comparable principal investing activities. In conjunction with the initiation of the principal investing activities during 2006, we reclassified certain of our long-term investments, including equity securities and fund investments previously included in the capital markets and asset management segments, respectively, to the principal investing segment. Accordingly, segment information for prior years has been revised to conform to current presentation. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the three months ended June 30,
	2007	2006
Revenues, net of interest expense:
Net investment income	$1,173	$55
Net interest income	2,683	12
Other	121	—

Total	3,977	67

Operating Expenses:
Variable	(106)	41
Fixed	582	—

Total	476	41

Pre-tax income	$3,501	$26

The pre-tax income from our principal investing activities increased from $26 thousand in the second quarter of 2006 to $3.5 million in the second quarter of 2007. The increase in pre-tax income is primarily attributable to the net interest income earned in the second quarter of 2007 on the investment of the proceeds received from the 2006 private equity offering.

	For the six months ended June 30,
	2007	2006
Revenues, net of interest expense:
Net investment income	$2,385	$2,343
Net interest income	6,204	19
Other	188	—

Total	8,777	2,362

Operating Expenses:
Variable	284	90
Fixed	1,498	—

Total	1,782	90

Pre-tax income	$6,995	$2,272

The pre-tax income from our principal investing activities increased $4.7 million, from $2.3 million in the first six months of 2006 to $7.0 million in the first six months of 2007. The increase in pre-tax income is primarily attributable to the net interest income earned in the first six months of 2007 on the investment of the proceeds received from the 2006 private equity offering.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $52.5 million as of June 30, 2007. Of this total, $25.8 million was held in the merchant banking portfolio, $18.0 million was held in investment funds, and $8.7 million was held in other long-term investments.

Liquid Capital

From time to time, we also will invest our liquid capital in highly rated liquid investments such as money market funds, U.S. government securities, and agency mortgage-backed securities. These investments will be made with the intention of redeploying this capital into supporting current strategies and new endeavors in capital markets, asset management, and merchant banking as these opportunities present themselves.

Since our 2006 private offering, we have invested in short-term liquid investments as well as agency-backed mortgage-backed securities. Such investments had a carried or had an implied AAA rating. Our mortgage-backed securities investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed partially by repurchase agreement borrowings. For the three and six months ended June 30, 2007, we recorded net interest income of $-0- and $3.5 million from these investments. During the quarter ended March 31, 2007, all agency-backed mortgage-backed securities investments were sold.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net income increased from $1.0 million in the second quarter of 2006 to $21.8 million in the second quarter of 2007. The increase in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the substantial increase in capital raising revenues, pre-tax income increased from $1.5 million in the second quarter of 2006 to $34.1 million in the second quarter of 2007. In addition, pre-tax income from the Company’s principal investing segment increased from $26 thousand in the second quarter of 2006 to $3.5 million in the second quarter of 2007, reflecting the effects of the Company’s investment of the proceeds from the 2006 private equity offering. Pre-tax loss from the Company’s asset management segment of $1.0 million in the second quarter of 2007 was comparable to the $0.6 million pre-tax loss in this segment during the second quarter of 2006. The Company’s provision for income taxes was $14.9 million in the second quarter of 2007 as compared to a tax benefit of $0.1 million in the second quarter of 2006.

The Company’s net revenues increased 85.4% from $91.4 million in the second quarter of 2006 to $169.5 million in the second quarter of 2007 due to the changes in revenues and interest expense discussed below.

Capital raising revenue increased 157.1% from $45.5 million in the second quarter of 2006 to $117.0 million in the second quarter of 2007. The increase is attributable to an increase in amounts raised in sole-managed private placement transactions completed in the second quarter of 2007 as compared to the second quarter of 2006. The higher volume of capital raising activity related primarily to our real estate and financial services sectors. We completed 7 private placements during the second quarter of 2007 generating $100.8 million in revenues as compared to 3 private placements in the second quarter of 2006 generating $36.3 million in revenues. In addition, we generated $7.0 million of revenue for underwriting the sale of our shares of common stock by FBR TRS Holdings, Inc., our majority owner, and other shareholders of our Company in connection with our initial public offering.

Advisory revenue of $6.2 million in the second quarter of 2007 was consistent with the $6.3 million generated in the second quarter of 2006. We completed 10 merger and acquisition and advisory engagements in both periods.

Institutional brokerage revenue from agency commissions and principal transactions increased 8.3% from $30.2 million in the second quarter of 2006 to $32.7 million in the second quarter of 2007 as a result of increases in trading gains and trading volume due to our expansion of sales and trading personnel. In addition, during the second quarter of 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $1.8 million, reflecting $17.1 million in interest income, a net investment loss of $0.2 million and $15.1 million of interest expense. There was no comparable activity during the second quarter of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 25.5% from $5.1 million in the second quarter of 2006 to $6.4 million in the second quarter of 2007. The increase is primarily attributable to the increase in average net assets under management in the second quarter of 2007 due in large part to an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees increased from $(0.05) million in the second quarter of 2006 to $0.1 million in the second quarter of 2007 as a result of fund performance during the period.

Net investment income includes income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The increase in net investment income from $0.1 million in the second quarter of 2006 to $1.2 million in the second quarter of 2007 is due to gains on investment securities and investment funds.

Net interest income from non-brokerage activities increased from $1.6 million in the second quarter of 2006 to $5.5 million gain in the second quarter of 2007. This increase is primarily attributable to our investment of the proceeds received from our 2006 private offering in short-term liquid investments.

Other revenues decreased 37.5% from $0.8 million in the second quarter of 2006 to $0.5 million in the second quarter of 2007 primarily due to a decrease in dividends related to certain investments held at FBR & Co.

Total non-interest expenses increased 46.7% from $90.5 million in the second quarter of 2006 to $132.8 million in the second quarter of 2007. This increase was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expense increased 65.3% from $54.4 million in the second quarter of 2006 to $89.9 million in the second quarter of 2007. This increase is primarily due to a $32.6 million increase in variable compensation associated primarily with increased investment banking revenues as well as certain non-recurring severance costs and increases in stock compensation.

Professional services increased 17.6% from $10.8 million in the second quarter of 2006 to $12.7 million in the second quarter of 2007 primarily due to increases in subadvisory fees due to the increase in certain mutual fund assets under management as well as services associated with investment banking transactions.

Business development expenses increased 47.8% from $6.7 million in the second quarter of 2006 to $9.9 million in the second quarter of 2007. This increase is primarily due to an increase in expenses associated with investment banking transactions.

Clearing and brokerage fees decreased 3.2% from $3.1 million in the second quarter of 2006 to $3.0 million in the second quarter of 2007. The decrease is due to fixed income trading charges incurred in the second quarter of 2006 with no comparable amount in the second quarter of 2007 offset by costs associated with increased equity trading volumes.

Occupancy and equipment expense increased 4.0% from $7.5 million in the second quarter of 2006 to $7.8 million in the second quarter of 2007. This increase is primarily due to the investments made in upgrading our technology and office space.

Communications expense increased 16.0% from $5.0 million in the second quarter of 2006 to $5.8 million in the second quarter of 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure including its data center and disaster recovery systems.

Other operating expenses increased 23.3% from $3.0 million in the second quarter of 2006 to $3.7 million in the second quarter of 2007. This change is primarily due to an increase in interest related to taxes.

The total income tax provision changed from a $0.1 million tax benefit in the second quarter of 2006 to a $14.9 million tax provision in the second quarter of 2007 due to increased pre-tax income. Our annualized effective tax rate was 41% in the second quarter of 2007 as compared to 12% in the second quarter of 2006. The tax benefit recorded during 2006 and annualized effective tax rate in the second quarter of 2006 reflects the effects of the mix of pre-tax income and loss among the Company’s subsidiaries.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net income increased from $5.8 million in the first six months of 2006 to $32.8 million in the first six months of 2007. The increase in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the substantial increase in capital raising revenues, pre-tax income increased from $9.1 million in the first six months of 2006 to $58.1 million in the first six months of 2007. In addition, pre-tax income from the Company’s principal investing segment increased from $2.3 million in the first six months of 2006 to $7.0 million in the first six months of 2007, reflecting the effects of the Company’s investment of the proceeds from the 2006 private equity offering. Pre-tax loss from the Company’s asset management segment of $2.6 million in the first six months of 2007 was comparable to the $3.1 million pre-tax loss in this segment during the first six months of 2006. The Company’s provision for income taxes was $29.7 million in the first six months of 2007 as compared to $2.5 million in the first six months of 2006.

The Company’s net revenues increased 54.7% from $202.1 million in the first six months of 2006 to $312.6 million in the first six months of 2007 due to the changes in revenues and interest expense described below.

Capital raising revenue increased 91.6% from $111.8 million in the first six months of 2006 to $214.2 million in the first six months of 2007. The increase is attributable to an increase in amounts raised in sole managed private placement transactions completed in the first six months of 2007 as compared to the first six months of 2006. The higher volume of capital raising activity related primarily to our real estate, financial services, and energy sectors. We completed 9 private placements during the first six months of 2007 generating $159.0 million in revenues compared to 8 private placements in the first six months of 2006 generating $78.1 million in revenues. In addition, during the first six months of 2007 we lead or co-lead managed 10 public offerings raising $1.7 billion, compared to 9 public offerings raising $1.4 billion in the first six months of 2006.

Advisory revenue increased 37.0% from $9.2 million in the first six months of 2006 to $12.6 million in the first six months of 2007 as a result of the transaction with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions during the first quarter of 2007.

Institutional brokerage revenue from agency commissions and principal transactions decreased 1.3% from $59.3 million in the first six months of 2006 to $58.5 million in the first six months of 2007 as a result of a decrease in trading gains offset partially by increases in trading volume due to our expansion of sales and trading personnel. In addition, during the first six months of 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.6 million, reflecting $34.8 million in interest income, a net investment loss of $1.4 million and $29.8 million of interest expense. There was no comparable activity during the first six months of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 20.2% from $9.9 million in the first six months of 2006 to $11.9 million in the first six months of 2007. The increase is primarily attributable to the increase in average net assets under management in 2007 due in large part to the re-opening of the FBR Small Cap Value mutual fund, as well as an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees decreased from $1.0 million in the first six months of 2006 to $0.2 million in the first six months of 2007 as a result of fund performance during the period.

Net investment income includes income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on marked- to-market investment securities received in connection with capital raising activities and other investments. The decrease in net investment income from $3.2 million in the first six months of 2006 to $2.7 million in the first six months of 2007 is due to a reduction in income from our investment securities and investment funds.

Net interest income from non-brokerage activities increased from $2.0 million for the first six months of 2006 to $12.0 million for the first six months of 2007. This increase is primarily attributable to our investment of the proceeds received from our 2006 private offering in short-term liquid investments.

Other revenues decreased 76.2% from $2.1 million in the first six months of 2006 to $0.5 million in the first six months of 2007 primarily due to a decrease in dividends related to certain investments held at FBR & Co.

Total non-interest expenses increased 29.1% from $193.8 million in the first six months of 2006 to $250.2 million in the first six months of 2007. This increase was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expense increased 42.1% from $118.0 million in the first six months of 2006 to $167.7 million in the first six months of 2007. This increase is primarily due to a $50.3 million increase in variable compensation associated primarily with increased investment banking revenues.

Professional services increased 13.0% from $20.8 million in the first six months of 2006 to $23.5 million in the first six months of 2007 primarily due to increases in subadvisory fees due to the increase in certain mutual fund assets under management as well as services associated with investment banking transactions.

Business development expenses increased 11.0% from $19.1 million in the first six months of 2006 to $21.2 million in the first six months of 2007. This increase is primarily due to an increase in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 7.5% from $5.3 million in the first six months of 2006 to $5.7 million in the first six months of 2007. The increase is due to costs associated with increased equity trading volumes in 2007, offset by the elimination of charges in the first six months of 2007 relating to fixed income trading.

Occupancy and equipment expense increased 3.4% from $14.8 million in the first six months of 2006 to $15.3 million in the first six months of 2007. This increase is primarily due to the investments made in upgrading our technology and office space, subsequent to the first quarter of 2006.

Communications expense increased 16.7% from $9.6 million in the first six months of 2006 to $11.2 million in the first six months of 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure including its data center and disaster recovery systems.

Other operating expenses decreased 11.3% from $6.2 million in the first six months of 2006 to $5.5 million in the first six months of 2007. The decrease relates primarily to a reduction in costs allocated to the Company by FBR Group associated with its corporate governance of the Company offset by costs incurred relating to our acquisition of Legacy Partners Group, LLC in the first quarter of 2007.

The total income tax provision increased from $2.5 million in 2006 to $29.7 million in the first six months of 2007 due to increased pre-tax income. Our annualized effective tax rate was 48% in the first six months of 2007 as compared to 30% in the first six months of 2006. The disparity between the effective tax rates is due primarily to the discrete period reporting of tax expense of $3.6 million for the first six months 2007 related to SFAS 123R, as restricted stock awards vested at share prices lower than the original grant date prices. The annualized effective tax rate for the first six months of 2006 also reflects the effects of $0.8 million of tax benefits recorded due to favorable changes in state apportionment factors.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing fund investments, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of dividends on equity securities, proceeds from sales of securities, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under warehouse and corporate lines of credit, and future issuances of common stock, preferred stock, or debt securities.

Cash Flows

As of June 30, 2007, the Company’s cash and cash equivalents totaled $471.0 million representing a net increase of $319.6 million for the six months ended June 30, 2007. The increase is attributable to a $395.0 million source of cash from investing activities and cash provided by operating activities of $98.5 million, offset by cash used in financing activities of $173.9 million.

The Company’s operating activities generated net cash inflows for the six months ended June 30, 2007. Our cash inflows from operating activities reflect the impact of the increase in capital raising revenues and the resulting increase in accrued variable compensation as of June 30, 2007 due to increased investment banking transactions during the six months ended June 30, 2007, as compared to the prior year.

Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows should we experience a decrease in earnings.

The cash provided by investing activities primarily relates to the sale of our mortgaged-backed securities position which was $415.4 million as of December 31, 2006. These proceeds were used to paydown related financing with repurchase agreements and the remainder invested in short-term liquid investments which are classified as cash equivalents.

Sources of Funding

We believe that our existing cash balances, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of June 30, 2007 and December 31, 2006, the Company’s liabilities totaled $148.3 million and $275.0 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 0.3 to 1 and 0.6 to 1, respectively. In addition to trading account securities sold short and other payables and accrued expenses, our liabilities consisted of repurchase agreements with several financial institutions at December 31, 2006. The decrease in our total liabilities as of June 30, 2007 reflects the effects of our decision during the first quarter 2007 to sell our mortgage-backed securities and repay the related repurchase agreement borrowings.

We entered into repurchase agreements with various financial institutions that were used in conjunction with our previous investments in mortgage-backed securities and fixed income trading activities. As of June 30, 2007, we had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2006, were repaid during the period prior to March 31, 2007. Subsequent to these repayments, we did not enter into any new repurchase agreement borrowings. We currently do not intend to enter into repurchase agreement borrowings.

As of June 30, 2007, we had an unsecured revolving subordinated loan agreement with FBR Group with a $500 million available credit line and an expiration date of March 31, 2008. As of June 30, 2007 and December 31, 2006, there were no outstanding balances under this line of credit. Proceeds from these borrowings would be allowable in computing net capital under the SEC’s Uniform Net Capital Rule.

Assets

Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments.

As of June 30, 2007 and December 31, 2006, liquid assets consisted primarily of cash and cash equivalents of $471.0 million and $151.4 million, respectively.

The decrease in our total assets, as of June 30, 2007, reflects the effects of our decision during 2007 to sell our mortgage-backed securities and repay the related repurchase agreement borrowings. As of December 31, 2006, our mortgage-backed securities portfolio was comprised entirely of agency-backed hybrid-ARM securities. Excluding principal receivable, which totaled $1.0 million, the total fair value of the portfolio was $414.4 million. As of December 31, 2006, the weighted-average coupon of the portfolio was 5.95%.

As of June 30, 2007, our investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other than temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made.

Regulatory Capital

FBR & Co. our U.S. broker-dealer, is registered with the SEC is a member of the NASD. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2007, FBR & Co. had total regulatory net capital of $107.1 million, which exceeded its required net capital of $8.9 million by $98.2 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts.

Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In July 2007, in order to neutralize dilution resulting from the vesting of employee restricted stock and the potential exercise of employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 1 million shares of its common stock from time to time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our long-term investments in equity securities and investment funds and our trading security positions held by FBR & Co.

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, reputational and equity ownership risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with investment banking potential clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

We believe that our primary risk exposure is to equity and debt price changes and the resulting impact on our trading and long-term investments and unrealized incentive income. Direct market risk exposure to changes in foreign exchange rates is not currently material to our business. Equity and debt price risk is managed primarily through the monitoring and reporting of capital exposure to various issuers.

We generally attempt to limit exposure to market risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of equity trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker.

FBR & Co. and FBRIL, our broker-dealer subsidiaries, clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2007 and December 31, 2006, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2007 and the year ended December 31, 2006, amounts paid to the clearing broker related to these guarantees have been immaterial.

In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

The securities industry is subject to numerous risks, including the risk of loss associated with the underwriting, ownership, and trading of securities, and the risk of reduced revenues in periods of reduced demand for security offerings an activity in the secondary trading markets. Changing economic and market trends may negatively impact the liquidity and value of our investments and the level of security offerings underwritten by us, which may adversely affect our revenues and profitability.

Interest Rate Risk

As of June 30, 2007, the Company holds no investments in mortgage-backed securities or reverse repurchase agreements and has no outstanding borrowings. During the first quarter of 2007, the Company sold its portfolio of mortgage-backed securities and repaid the related repurchase agreement borrowings. Currently, the Company does not intend to invest its liquid capital in mortgage-backed securities or reverse repurchase agreements or enter into repurchase agreement borrowings. As such, the Company currently is not subject to interest-rate risk as a result of such investments and related borrowings.

The value of our direct investments in other companies is likely to be affected by significant changes in interest rates. Additionally, changes in interest rates often affect market prices and fair values of equity securities. Because each of the companies in which we invest has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price, fair value or the future dividend payments by any of the companies in which we have invested.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project which factors may affect the prices of equity securities and how much the effect might be, the impact a ten percent increase and a ten percent decrease in the prices of the equities held by the Company would be as follows as of June 30, 2007. The fair value of the $43.4 million of trading portfolio securities held as of June 30, 2007, would increase or decrease to $47.7 million and $39.1 million, respectively, and the fair value of the $52.5 million of long-term investments held as of June 30, 2007, would increase or decrease to $57.8 million and $47.2 million, respectively.

Except to the extent that the Company sells its equity securities or other long-term investments, or a decrease in their fair value is deemed to be other than temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings, however an increase or decrease in the value of investment funds, investment securities-marked to market, as well as trading securities will directly effect the Company’s earnings.

High Yield and Non-Investment Grade Debt and Preferred Securities

From time to time, we may underwrite, trade, invest in and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of June 30, 2007, we have not underwritten, traded, invested in or made a market in a material amount of these securities.

Off-Balance Sheet Arrangements

Through indemnification provisions in agreements with clearing organizations, consumer activities may expose us to off-balance sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle on a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to manage the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $5.3 million of liabilities as of June 30, 2007, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Item 4T.	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, Eric F. Billings, and principal financial and accounting officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

You should carefully consider the risks described in the risk factors disclosed in the Company’s Registration Statement on Form S-1 (File No. 333-141987) filed by the Company with the SEC on June 4, 2007 (the “Registration Statement”), which was declared effective by the SEC on June 7, 2007. The risks and uncertainties described in the Registration Statement are not the only ones the Company faces. Additional risks and uncertainties that the Company does not presently know, or that the Company currently views as immaterial, may also impair the Company’s business and results of operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in the Registration Statement could materially harm the Company’s business, financial condition and results of operations. In that case, the trading price of the Company’s common stock could decline.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Company’s initial public offering, FBR TRS Holdings, Inc. and other selling shareholders of the Company sold an aggregate of 12,960,950 shares of common stock (including 955,950 shares sold by FBR TRS Holdings, Inc. pursuant to an over-allotment option granted to the underwriters) pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-141987), which was declared effective by the SEC on June 7, 2007. The Company did not issue and sell any shares of common stock in the initial public offering and received no proceeds from the sale of the shares by FBR TRS Holdings, Inc. and the other selling shareholders in the initial public offering.

Between June 1, 2007 and June 25, 2007, the Company awarded an aggregate of 1,460,740 share of restricted common stock to certain employees of the Company under the FBR Capital Markets Corporation 2006 Long-Term Incentive Plan. The shares of restricted common stock were issued in reliance on the exemption from the registration requirements of Section 5 of the Securities Act pursuant to Rule 701 thereunder.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.01	2007 Employee Stock Purchase Plan, amended as of April 23, 2007*

10.02	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the Company and Friedman, Billings Ramsey Group. Inc.*

10.03	Amendment No. 1 to Management Services Agreement, dated April 5, 2007, between the Company and Friedman Billings Ramsey Group, Inc.*

31.01	Section 302 Certification of Chief Executive Officer.

31.02	Section 302 Certification of Chief Financial Officer.

32.01	Section 906 Certification of Chief Executive Officer.

32.02	Section 906 Certification of Chief Financial Officer.

*	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated herein by reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, the words “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will”, “anticipate” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us at the time that we make such statements. Should one or more of these risks, uncertainties or events materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. Accordingly, investors and readers of this report on Form 10-Q should not place undue reliance on these forward looking statements.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the risk factors discussed in our Registration Statement on Form S-1 (File No. 333-141987) filed on June 4, 2007 with the SEC;

•	the risks associated with general volatility of the capital markets;

•

the risks associated with deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	the risks associated with our ability to retain our senior professionals;

•	the risks associated with pricing and other competitive pressures;

•	the risks associated with changes in laws and regulations and industry practices that adversely affect our sales and trading business;

•	incurrence of losses in the future;

•	the risks associated with the singular nature of our capital markets and strategic advisory engagements;

•	the risks associated with competition among financial services firms for business and personnel;

•	the risks associated with larger and more frequent capital commitments in our trading and underwriting businesses;

•	the risks associated with limitations on our access to capital;

•	the risks associated with malfunctioning or failure in our operations and infrastructure;

•	the risks from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	the risks associated with failure to achieve and maintain effective internal controls;

•	the risks associated with declines in the market value of our principal investments;

•	the risks associated with the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	the risks associated with the overall environment for interest rates;

•	the risks associated with changes in our business strategy; and

•	the risks associated with availability, terms and deployment of capital.

The risks set forth above, as well as those risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, are not exhaustive. New risk factors may emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2007