Form 10-Q
period 2007-09-30
FBR CAPITAL MARKETS CORP
filed 2007-11-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes   ☐     No   ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2007:

Title	Outstanding
Common Stock	65,855,742 shares

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$387,133	$151,417
Receivables:
Investment banking	7,253	11,991
Asset management fees	2,063	2,197
Due from affiliates	10,153	1,407
Other	6,343	27,418
Investments:
Mortgage-backed securities, at fair value (includes $-0- and $194,532 pledged as collateral, respectively)	—	415,391
Long-term investments	86,188	32,343
Trading securities, at fair value	19,120	18,180
Due from clearing broker	11,263	28,691
Intangible assets, net	10,228	11,000
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	29,442	31,222
Prepaid expenses and other assets	31,800	28,162

Total assets	$600,986	$759,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$10,066	$202
Repurchase agreements	—	189,155
Accrued compensation and benefits	31,943	43,836
Accounts payable, accrued expenses and other liabilities	31,932	36,602
Due to affiliates	—	5,236

Total liabilities	73,941	275,031

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 65,866,595 and 64,000,000 shares issued and outstanding, respectively	66	64
Additional paid-in capital	404,665	395,778
Accumulated other comprehensive income, net of taxes	1,278	543
Retained earnings	121,036	88,003

Total shareholders’ equity	527,045	484,388

Total liabilities and shareholders’ equity	$600,986	$759,419

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$49,691	$6,852
Advisory	16,480	5,826
Institutional brokerage:
Principal transactions	968	(1,658)
Agency commissions	26,219	24,359
Mortgage trading interest	—	13,845
Mortgage trading net investment loss	—	(1,546)
Asset management:
Base management fees	6,119	4,879
Incentive allocations and fees	82	(30)
Net investment income (loss)	1,493	(3,070)
Interest income	5,223	8,439
Other	213	482

Total revenues	106,488	58,378
Interest expense	316	16,390

Revenues, net of interest expense	106,172	41,988

Non-Interest Expenses:
Compensation and benefits	67,035	46,398
Professional services	9,195	9,069
Business development	6,304	5,229
Clearing and brokerage fees	3,911	2,892
Occupancy and equipment	8,671	7,349
Communications	5,717	5,442
Other operating expenses	3,308	4,561

Total non-interest expenses	104,141	80,940

Income (loss) before income taxes	2,031	(38,952)
Income tax provision (benefit)	1,764	(16,346)

Net income (loss)	$267	$(22,606)

Basic earnings (loss) per share	$—	$(0.37)

Diluted earnings (loss) per share	$—	$(0.37)

Weighted average shares outstanding:
Basic (in thousands)	64,122	60,283

Diluted (in thousands)	64,185	60,283

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$263,899	$118,697
Advisory	29,090	14,976
Institutional brokerage:
Principal transactions	7,156	5,822
Agency commissions	78,521	76,172
Mortgage trading interest	—	48,638
Mortgage trading net investment loss	—	(2,989)
Asset management:
Base management fees	18,007	14,820
Incentive allocations and fees	302	924
Net investment income	4,206	84
Interest income	22,135	15,699
Other	754	2,613

Total revenues	424,070	295,456
Interest expense	5,252	51,407

Revenues, net of interest expense	418,818	244,049

Non-Interest Expenses:
Compensation and benefits	234,703	164,386
Professional services	32,705	29,903
Business development	27,550	24,314
Clearing and brokerage fees	9,599	8,211
Occupancy and equipment	23,980	22,121
Communications	16,931	15,015
Other operating expenses	8,834	10,785

Total non-interest expenses	354,302	274,735

Income (loss) before income taxes	64,516	(30,686)
Income tax provision (benefit)	31,483	(13,885)

Net income (loss)	$33,033	$(16,801)

Basic earnings (loss) per share	$0.51	$(0.33)

Diluted earnings (loss) per share	$0.51	$(0.33)

Weighted average shares outstanding:
Basic (in thousands)	64,189	50,438

Diluted (in thousands)	64,243	50,438

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive (Loss) Income
Balances, December 31, 2005	46,000,000	$46	$130,458	$620	$117,844	$248,968

Net loss	—	—	—	—	(9,841)	(9,841)	$(9,841)
Contribution from FBR TRS Holdings, Inc.	—	—	3,899	—	—	3,899
Distributions to FBR TRS Holdings, Inc.	—	—	—	—	(20,000)	(20,000)
Issuance of common stock in private equity offerings	18,000,000	18	259,720	—	—	259,738
Stock compensation expense for options granted to purchase common stock	—	—	1,701	—	—	1,701
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	(77)	—	(77)	(77)

Comprehensive loss							$(9,918)

Balances, December 31, 2006	64,000,000	$64	$395,778	$543	$88,003	$484,388

Net income	—	—	—	—	33,033	33,033	$33,033
Contribution from FBR TRS Holdings, Inc.	—	—	654	—	—	654
Issuance of common stock	2,866,595	2	15,797	—	—	15,799
Repurchase of common stock	(1,000,000)	—	(13,017)			(13,017)
Stock compensation expense for options granted to purchase common stock	—	—	5,453	—	—	5,453
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	735	—	735	735

Comprehensive income							$33,768

Balances, September 30, 2007	65,866,595	$66	$404,665	$1,278	$121,036	$527,045

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$33,033	$(16,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,952	6,621
Stock compensation	8,657	567
Incentive allocations and fees and net investment income from long-term investments	(2,527)	1,660
Gain on sale of mortgage-backed securities	(1,961)	—
Other	137	275
Changes in operating assets:
Receivables:
Clearing broker	17,428	(83,397)
Investment banking	4,738	7,785
Asset management fees	134	34
Affiliates	(8,691)	2,070
Other	21,074	(29,286)
Trading securities, at fair value	(2,981)	514,523
Prepaid expenses and other assets	(3,094)	(14,385)
Reverse repurchase agreements related to broker-dealer activity	—	65,150
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	9,864	(69,063)
Repurchase agreements related to broker-dealer activities	—	(350,066)
Accounts payable, accrued expenses and other liabilities	(4,779)	41,839
Accrued compensation and benefits	(3,260)	(53,387)

Net cash provided by operating activities	75,724	24,139

Cash flows from investing activities:
Purchases of mortgage-backed securities	(565,076)	—
Receipt of principal payments on mortgage-backed securities	17,961	—
Proceeds from sales of mortgage-backed securities	963,754	—
Advances to Friedman, Billings, Ramsey Group, Inc. under revolving credit agreement	—	(40,268)
Repayments from Friedman, Billings, Ramsey Group, Inc. under revolving credit agreement	—	21,618
Purchases of furniture, equipment, software, and leasehold impairments	(4,417)	(1,786)
Proceeds from disposals of furniture, equipment, software, and leasehold impairments	—	683
Purchases of reverse repurchase agreements, net	—	98,573
Purchases of long-term investments	(68,296)	(1,000)
Purchase of Legacy Partners Group, LLC	(1,000)	—
Proceeds from sales of investment securities	20,030	789

Net cash provided by investing activities	362,956	78,609

Cash flows from financing activities:
Contributions from Parent company	654	3,376
Distributions to Parent company	—	(13,993)
Decrease in due to affiliates	(5,291)	(32,073)
Repayments of repurchase agreements, net	(189,152)	—
Proceeds from issuances of commercial paper, net	—	(97,772)
Repayments of short term borrowings	—	(75,000)
Repurchase of common stock	(13,017)	—
Proceeds from issuance of common stock	3,842	259,738

Net cash (used in) provided by financing activities	(202,964)	44,276

Net increase in cash and cash equivalents	235,716	147,024
Cash and cash equivalents, beginning of period	151,417	162,434

Cash and cash equivalents, end of period	$387,133	$309,458

Supplemental Cash Flow Information:
Cash payments for interest	$4,734	$50,188
Cash payments for taxes	$37,488	$7,726

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2007 and 2006, are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (File No. 333-141987) and the Company’s Registration Statement on Form S-1 (File No. 333-138824) (collectively, the “Registration Statements”) on file with the Securities and Exchange Commission (“SEC”), which were declared effective by the SEC on June 7, 2007 and October 5, 2007, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

2.	Related Party Transactions:

The Company is a member of an operating group of affiliates that may provide or receive services to and from each other. From time to time, Friedman, Billings, Ramsey Group, Inc. (“FBR Group”), the majority owner of the Company, and other affiliates may record other costs, which, in part, may be based on the Company’s operations. During the year ended December 31, 2006, and the three and nine months ended September 30, 2007, FBR Group allocated to the Company certain costs relating to executive compensation and corporate overhead and the Company allocated to FBR Group and other affiliates certain overhead costs. Executive compensation costs allocated to the Company represent the Company’s proportionate share of executive compensation payable to FBR Group executive officers under the FBR Group Key Employee Incentive Plan. Overhead costs allocated to the Company by FBR Group represent charges for various corporate governance activities. Overhead costs allocated to FBR Group and other affiliates represent allocations for the use by these entities of various support services administered by the Company.

In July 2006, the Company entered into various inter-company and other contractual arrangements with FBR Group and Crestview Partners, a New York-based private equity firm (“Crestview”), including a management services agreement, a services agreement and other related party contractual arrangements.

Cost Allocations

During the three months ended September 30, 2007 and 2006, the Company was allocated $552 and $-0-, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group. During the nine months ended September 30, 2007 and 2006, the Company was allocated $6,735 and $-0-, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group.

During the three months ended September 30, 2007 and 2006, the Company decreased its other operating expenses by $1,231 and $1,882, respectively, representing overhead costs allocated to affiliates. During the nine months ended September 30, 2007 and 2006, the Company decreased its other operating expenses by $3,591 and $5,795, respectively, representing overhead costs allocated to affiliates. In addition, FBR Group allocated $-0- and $3,283 of costs to the Company associated with corporate governance overhead costs for the three and nine months ended September 30, 2006, respectively.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the completion of the July 2006 private equity offering and that arise out of actions or events that occurred prior to that offering. During the three and nine months ended September 30, 2007, FBR Group incurred costs of $43 and $655, respectively, net of taxes pursuant to these indemnification provisions. During the three and nine months ended September 30, 2006, FBR Group incurred costs of $-0- and $3,376, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such costs in its consolidated statements of operations and reflects a corresponding capital contribution from FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Capital Markets Activity

In June 2007, FBR TRS Holdings sold 12,666,951 shares of the Company’s common stock as part of the Company’s initial public offering. The Company’s broker-dealer subsidiary, Friedman, Billing, Ramsey & Co. (“FBR & Co.”), acted as co-lead underwriter of this sale by FBR TRS Holdings and other shareholders and generated investment banking revenues of $6,973 during the three months ended June 30, 2007. As of September 30, 2007, FBR TRS Holdings owned approximately 52% of the Company’s outstanding common stock.

In the first quarter of 2006, the Company earned brokerage commissions from investment partnerships whose general partner is FBR Investment Management, Inc. (“FBRIM”) and other affiliates. Subsequent to the period ended March 31, 2006, the Company has not earned brokerage commissions from these investment partnerships. During the nine months ended September 30, 2006, the Company earned approximately $25 in such brokerage commissions.

Receivables and Payables

The Company currently has a revolving credit agreement with FBR Group for a loan amount of up to $200,000. From time to time, FBR Group may borrow funds from the Company under this credit agreement to provide for its working capital needs. Borrowings under this agreement are collateralized by public equity securities held in a segregated brokerage account in the name of the Company. As of and for the three and nine months ended September 30, 2007, the Company had no outstanding receivables under this revolving credit agreement. For the three months ended September 30, 2007 and 2006, the Company recognized interest revenue of $-0- and $647, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized interest revenue of $-0- and $1,208, respectively.

In addition, from time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group to be used for general operating purposes.

Receivable from affiliates consisted of the following as of the specified dates:

	September 30, 2007	December 31, 2006
Receivable from FBR Group	$9,027	$—
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	—	383
Receivable from other affiliates	1,126	1,024

	$10,153	$1,407

Due to affiliates consisted of the following as of the specified dates:

	September 30, 2007	December 31, 2006
Payable to FBR Group	$—	$3,161
Payable to FBR TRS Holdings	—	2,050
Payable to wholly-owned subsidiaries of FBR TRS Holdings	—	12
Payable to other affiliates	—	13

	$—	$5,236

3.	Investments:

Institutional Brokerage Trading

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of the dates indicated:

	September 30, 2007		December 31, 2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate equity securities	$18,899	$10,015	$17,567	$200
Corporate bond securities	221	51	613	2

	$19,120	$10,066	$18,180	$202

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

Long-term Investments

Long-term investments consisted of the following as of the dates indicated:

	September 30, 2007	December 31, 2006
Merchant Banking:
Non-public equity securities	$52,757	$5,107
Marketable equity securities	6,814	—
Investments funds	18,108	11,474
Investment securities—marked to market	5,243	12,622
Other investments	3,266	3,140

	$86,188	$32,343

During the three and nine months ended September 30, 2007, the Company received $10,304 from sales of marketable equity securities resulting in gross gains and losses of $1,917 and $-0-, respectively.

At each reporting date, the Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company did not identify any impairment losses as of September 30, 2007. To date, the Company has not incurred any impairment losses with respect to its portfolio of non-public equity securities. The Company will continue to evaluate these investments at each reporting period. If the Company determines at a future date that an impairment is “other-than-temporary”, the applicable loss will be recognized in the statement of operations at the time the determination is made.

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

FBRIM through various wholly-owned limited liability corporations, is the general partner, managing member or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities; therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a majority vote of the unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities in a manner similar to the equity method of accounting and the Company’s proportionate share of income or loss (income allocations including realized and unrealized gains and losses) is reflected in net investment income in the statement of operations.

Mortgage-Backed Securities

As of December 31, 2006, the Company had investments in agency mortgage-backed securities held outside of the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2006 were as follows:

	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities(1)	$414,831	$828	$(268)	$415,391

(1)	The amortized cost of mortgage-backed securities includes net premium of $3,454 at December 31, 2006.

As of December 31, 2006, $194,532 (representing fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements.

During the first quarter of 2007, the Company made a decision to sell its portfolio of mortgage-backed securities. For the nine months ended September 30, 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $2, respectively. As of September 30, 2007, the Company did not have any investments in mortgage-backed securities.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. During the three months ended September 30, 2007 and 2006, the Company recorded net gains/(losses) of $168 and $(29), respectively, related to these securities. During the nine months ended September 30, 2007 and 2006, the Company recorded net gains of $209 and $184, respectively, related to these securities. As of September 30, 2007 and December 31, 2006, the Company held stock warrants with a fair value of $1,559 and $1,350, respectively.

4.	Borrowings:

The Company entered into repurchase agreements with various financial institutions that were used in conjunction with the Company’s previous investments in mortgage-backed securities and fixed income trading activities. As of September 30, 2007, the Company had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2006, were repaid during the period prior to March 31, 2007. Subsequent to these repayments, the Company did not enter into any new repurchase agreement borrowings.

5.	Income Taxes:

During the three and nine months ended September 30, 2007, the Company recorded tax provisions of $1,764 and $31,483, respectively. The Company’s annualized effective tax rate for the three and nine months ended September 30, 2007 was 87% and 49%, respectively. During the three and nine months ended September 30, 2006, the Company recorded tax benefits of $16,346 and $13,885, respectively. The Company’s annualized effective tax rate for the three and nine months ended September 30, 2006 was 42% and 45%, respectively. The disparity between the effective tax rates is due to the discrete period reporting of the tax effects of restricted stock vestings, as required under SFAS No. 123(R), “Share-based Payments” (“SFAS 123R”) as restricted stock awards vested at share prices lower than original grant date prices. The tax rate for the three and nine months ended September 30, 2006 reflect the effects of the mix of pre-tax income and loss among the Company’s subsidiaries as well as tax benefits recorded due to favorable changes in state apportionment factors.

The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial. As of January 1, 2007, tax years subsequent to December 31, 2002 remained subject to examination.

6.	Net Capital Requirements:

FBR & Co. is registered with the SEC and is a member of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2007, FBR & Co. had net capital of $130,673 that was $127,250 in excess of its required net capital of $3,423. As of September 30, 2007, FBRIL had net capital in excess of required amounts.

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

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,122	64,122	60,283	60,283
Stock options and unvested restricted stock (in thousands)	—	63	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	64,122	64,185	60,283	60,283

Net earnings (loss) applicable to common stock	$267	$267	$(22,606)	$(22,606)

Earnings (loss) per common share	$—	$—	$(0.37)	$(0.37)

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,189	64,189	50,438	50,438
Stock options and unvested restricted stock (in thousands)	—	54	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	64,189	64,243	50,438	50,438

Net earnings (loss) applicable to common stock	$33,033	$33,033	$(16,801)	$(16,801)

Earnings (loss) per common share	$0.51	$0.51	$(0.33)	$(0.33)

For the three and nine months ended September 30, 2006, the weighted average shares outstanding used in the calculation of basic and diluted earnings per share as presented in the consolidated statements of operations assumes the 46,000,000 shares of common stock issued to FBR TRS Holdings in July 2006 were outstanding for each of the periods. The calculation for periods ended September 30, 2007 and 2006 also reflect the 18,000,000 shares of common stock that were sold in the private equity offerings in July 2006. Options to purchase 7,153,854 shares of the Company’s common stock were outstanding as of September 30, 2007, of which 2,613,500 options were exercisable. As of September 30, 2007, all of these outstanding options were anti-dilutive.

8.	Commitments and Contingencies:

Litigation

As of September 30, 2007, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co., the Company’s U.S. broker-dealer subsidiary, has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s financial condition, operating results and liquidity.

Regulatory Charges and Related Matters Involving FBR Group and its Affiliates

As previously reported by FBR Group, one of FBR Group’s investment adviser subsidiaries, Money Management Associates, Inc. (“MMA”), is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action/and or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of FBR Group or the Company) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on a review by management of FBR Group with counsel, resolution of this matter is not expected to have a material adverse effect on FBR Group’s or the Company’s financial condition, results of operations or liquidity. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Other Legal and Regulatory Matters Involving FBR Group and its Affiliates

Except as described herein, as of September 30, 2007, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, and other inquiries by governmental agencies and SRO’s, none of which are expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

FBR Group, which beneficially owned approximately 52% of the Company’s outstanding common stock as of September 30, 2007, is a party to the following legal proceedings. Neither the Company nor any of its subsidiaries has been named as a party to any of these legal proceedings and FBR Group has agreed to indemnify the Company against any claims or liabilities as a result of the legal proceedings described below.

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

Incentive Fees

The Company recognizes incentive income from certain managed investment partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed investment partnerships. As of September 30, 2007, $58 was subject to such potential future reversal.

9.	Shareholders’ Equity:

Director Stock Purchase Plan

Pursuant to the Company’s Director Stock Purchase Plan, each of the Company’s non-employee directors (other than the directors designated by Crestview Partners) was offered an opportunity to subscribe for up to $1,000 of the Company’s common stock at a purchase price equal to then-current fair market value of the common stock at the time he or she joins the board of directors. Pursuant to the Director Stock Purchase Plan, during the nine months ended September 30, 2007, the non-employee directors of the Company purchased 173,334 shares of common stock providing cash proceeds to the Company of $2,603.

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2007, the Company recognized compensation expense of $177 and $531, respectively.

Stock Compensation Plans

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

The Company established the FBR Capital Markets Long-Term Incentive Plan in July 2006. Under the FBR Capital Markets Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to an aggregate of 7,069,985 shares of common stock (including 1,500,000 shares, which are subject to shareholder approval), subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and nine months ended September 30, 2007: dividend yield of zero, expected volatility of 30% risk-free interest rate of 5.1% and 4.7%, respectively, and an expected life of 4.5 and 4.4 years, respectively, for all grants. The weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $5.65 per share and $4.91 per share, respectively. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2006: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of 4.5 years for all grants. The weighed average fair value of options granted during the three months ended September 30, 2006 was $5.00. No options were granted prior to the third quarter of 2006.

Compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2007, was $1,665 and $4,405, respectively, with a related tax benefit of $683 and $1,837, respectively, related to the FBR Capital Markets Long-Term Incentive Plan. Compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2006 was $567 and a tax benefit of $239 related to the FBR Capital Markets Long-Term Incentive Plan.

As of September 30, 2007, there was $15,209 of total unrecognized compensation cost related to 4,540,353 nonvested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

The Company also grants restricted common stock to employees that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the three and nine months ended September 30, 2007, the Company granted 223,218 and 2,043,796, respectively, of FBR Capital Markets restricted common stock at a weighted average share price of $13.59 and $16.35, respectively. The Company did not grant any restricted common stock prior to January 1, 2007. For the three months ended September 30, 2007 and 2006, the Company recognized $1,922 and $-0-, respectively, of compensation expense related to this restricted common stock. For the nine months ended September 30, 2007 and 2006, the Company recognized $3,111 and $-0-, respectively, of compensation expense related to this restricted common stock.

As of September 30, 2007, a total of 1,977,220 shares of such restricted common stock were outstanding with total unrecognized compensation cost related to unvested shares of $29,170. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.1 years.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to the Company. During the three months ended September 30, 2007, the Company issued 479,008 shares of restricted common stock valued at $6,490 to the trust in settlement of such accrued incentive compensation. During the nine months ended September 30, 2007, the Company issued 619,399 shares of restricted common stock valued at $8,632 to the trust in settlement of such accrued incentive compensation. The Company did not grant any restricted common stock to the trust prior to January 1, 2007.

FBR Group Long-term Incentive Plan (FBR Group Long-term Incentive Plan)

Options granted by FBR Group to the Company’s employees under the FBR Group Long-term Incentive Plan affect the Company’s compensation expense, but do not affect amounts associated with the Company’s equity capitalization.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted for the nine months ended September 30, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $2.25 per share. No options were granted during the three and nine months ended September 30, 2007 and the three months ended September 30, 2006.

Compensation expense allocated to the Company by FBR Group related to stock options for the three and nine months ended September 30, 2007, was $15 and $606, respectively, and related tax benefits of $4 and $54, respectively.

As of September 30, 2007, there was $79 of total unrecognized compensation cost related to 77,500 of nonvested options granted under the FBR Group Long-term Incentive Plan to employees of the Company. The total unrecognized cost is expected to be recognized over a weighted-average vesting period of 1.5 years.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to 1 million shares of the Company’s outstanding shares of common stock. During the three months ended September 30, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 1,000,000 shares at a total cost of $13,017. There were no share repurchases during the year ended December 31, 2006.

10.	Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. The Company initiated certain principal investing activities subsequent to the July 2006 private offering. Prior to this offering, the Company had no comparable principal investing activities. In conjunction with the initiation of principal investing activities during 2006, the Company allocated its long-term investments, including equity securities and fund investments previously included in capital markets and asset management, respectively, to the principal investing segment. Accordingly, segment information for the prior year has been revised to conform to the current presentation.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $4,802 and $3,627 for the three months ended September 30, 2007 and 2006, respectively. The Company’s revenues from foreign operations totaled $22,347 and $15,972 for the nine months ended September 30, 2007 and 2006, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	For the three months ended September 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$66,171	$—	$—	$66,171
Institutional brokerage	26,747	—	—	26,747
Base management fees	—	6,119	—	6,119
Incentive allocations and fees	—	82	—	82
Net investment income	—	—	1,723	1,723
Net interest income	2,452	—	2,219	4,671
Other	21	472	166	659

Total	95,391	6,673	4,108	106,172

Operating Expenses:
Variable	47,808	4,406	61	52,275
Fixed	46,730	4,315	821	51,866

Total	94,538	8,721	882	104,141

Pre-tax income (loss)	$853	$(2,048)	$3,226	$2,031

Compensation and benefits:
Variable	$37,141	$1,886	$15	$39,042
Fixed	25,352	2,223	418	27,993

Total	$62,493	$4,109	$433	$67,035

	For the three months ended September 30, 2006
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$12,678	$—	$—	$12,678
Institutional brokerage	22,055	—	—	22,055
Base management fees	—	4,879	—	4,879
Incentive allocations and fees	—	(30)	—	(30)
Net investment loss	—	—	(3,203)	(3,203)
Net interest income	2,111	—	2,436	4,547
Other	1,067	(5)	—	1,062

Total	37,911	4,844	(767)	41,988

Operating Expenses:
Variable	24,077	3,125	21	27,223
Fixed	49,935	3,782	—	53,717

Total	74,012	6,907	21	80,940

Pre-tax income (loss)	$(36,101)	$(2,063)	$(788)	$(38,952)

Compensation and benefits:
Variable	$19,527	$1,566	$—	$21,093
Fixed	24,022	1,283	—	25,305

Total	$43,549	$2,849	$—	$46,398

	For the nine months ended September 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$292,989	$—	$—	$292,989
Institutional brokerage	83,809	—	—	83,809
Base management fees	—	18,007	—	18,007
Incentive allocations and fees	—	302	—	302
Net investment income	—	—	4,108	4,108
Net interest income	7,720	—	8,423	16,143
Other	1,169	1,937	354	3,460

Total	385,687	20,246	12,885	418,818

Operating Expenses:
Variable	186,316	12,228	345	198,889
Fixed	140,461	12,633	2,319	155,413

Total	326,777	24,861	2,664	354,302

Pre-tax income (loss)	$58,910	$(4,615)	$10,221	$64,516

Compensation and benefits:
Variable	$153,610	$5,106	$176	$158,892
Fixed	69,066	5,744	1,001	75,811

Total	$222,676	$10,850	$1,177	$234,703

	For the nine months ended September 30, 2006
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$133,673	$—	$—	$133,673
Institutional brokerage	83,608	—	—	83,608
Base management fees	—	14,820	—	14,820
Incentive allocations and fees	—	924	—	924
Net investment loss	—	—	(860)	(860)
Net interest income	4,272	—	2,455	6,727
Other	4,325	832	—	5,157

Total	225,878	16,576	1,595	244,049

Operating Expenses:
Variable	109,456	9,117	111	118,684
Fixed	143,421	12,630	—	156,051

Total	252,877	21,747	111	274,735

Pre-tax income (loss)	$(26,999)	$(5,171)	$1,484	$(30,686)

Compensation and benefits:
Variable	$84,040	$4,350	$—	$88,390
Fixed	71,739	4,257	—	75,996

Total	$155,779	$8,607	$—	$164,386

11.	Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of adoption of SFAS 159 on the consolidated financial statements.

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide to Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 was expected to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB issued a proposal to delay the effective date indefinitely. We are evaluating the effect of adopting SOP 07-1 on the consolidated financial statements.

12.	Subsequent Event:

In October 2007, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 5,000,000 shares of its common stock from time to time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of FBR Capital Markets Corporation and its subsidiaries (“we”, “our”, “us” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and the consolidated financial statements and notes thereto contained in the Company’s Registration Statements with the SEC, which were declared effective by the SEC on June 7, 2007 and October 5, 2007. In connection with the forward-looking statements that appear in this report, you should also carefully review the cautionary statements included under the caption “Special Note Regarding Forward-Looking Statements.”

Executive Summary

Our revenues consist primarily of capital raising revenue and advisory fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and dividend income, earnings from investment funds, net interest income, and net investment income in principal investing.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media and telecommunications sectors. The following tables provide a summary of our results within the capital markets segment (dollars in thousands):

	For the three months ended September 30,
	2007	2006
Revenues, net of interest expense:
Investment banking	$66,171	$12,678
Institutional brokerage	26,747	22,055
Net interest income	2,452	2,111
Other	21	1,067

Total	95,391	37,911

Operating Expenses:
Variable	47,808	24,077
Fixed	46,730	49,935

Total	94,538	74,012

Pre-tax income (loss)	$853	$(36,101)

The pre-tax income from our capital markets segment increased to $0.9 million for the third quarter of 2007 from a loss of $36.1 million for the third quarter of 2006. This increase is primarily attributable to a $53.5 million increase in investment banking revenues during the third quarter of 2007, reflecting a higher volume of capital raising activity in our financial services and insurance sectors and an increase in advisory revenues attributed to the transaction, during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions. Our institutional brokerage sales and trading net revenues increased to $26.7 million for the quarter ended September 30, 2007 as compared to $22.1 million for the quarter ended September 30, 2006. Compensation and benefits costs within our capital markets segment increased 43.5%, or $18.9 million, during the third quarter of 2007 as a result of the increased variable compensation due to increased capital raising revenues. Also, variable costs associated with investment banking transactions increased $1.1 million reflecting the increase in transactions during the third quarter of 2007 as compared to the third quarter of 2006.

	For the nine months ended September 30,
	2007	2006
Revenues, net of interest expense:
Investment banking	$292,989	$133,673
Institutional brokerage	83,809	83,608
Net interest income	7,720	4,272
Other	1,169	4,325

Total	385,687	225,878

Operating Expenses:
Variable	186,316	109,456
Fixed	140,461	143,421

Total	326,777	252,877

Pre-tax income (loss)	$58,910	$(26,999)

The pre-tax income from our capital markets segment increased to $58.9 million for the nine months ended September 30, 2007 from a loss of $27.0 million for the nine months ended September 30, 2006. This increase is primarily attributable to a $159.3 million increase in investment banking revenues during the first nine months of 2007, reflecting a higher volume of capital raising activity in our financial services, real estate, energy, and technology, media and telecommunications sectors and an increase in advisory revenues attributed to the transaction, during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions. We recognized $174.1 million and $95.2 million in revenues related to sole-managed private placement transactions for the nine months ended September 30, 2007 and 2006, respectively. Our institutional brokerage sales and trading net revenues relating to equity securities increased 4.5% or $3.7 million for the first nine months of 2007 compared the first nine months of 2006. During the first nine months of 2006, our operating results for the capital markets segment included fixed income trading activities with a net loss of $5.1 million, primarily related to mortgage-backed, asset-backed and other structured securities, that is not comparable to the first nine months of 2007. During the third quarter of 2006, we made a decision to sell our fixed income trading positions and not redeploy capital to this trading activity. Compensation and benefits costs within our capital markets segment increased 42.9% or $66.9 million during the first nine months of 2007 as a result of the increased variable compensation due to increased capital raising and advisory revenues. Also, variable costs associated with investment banking transactions increased $5.9 million reflecting the increase in transactions during the first nine months of 2007 as compared to the first nine months of 2006.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.7 billion at September 30, 2007 decreasing from $2.9 billion at June 30, 2007 and increasing from $2.4 billion as of December 31, 2006. Net assets under management decreased 4.8%, or $137.4 million, during the third quarter of 2007 based on fund performance and net redemptions. The following tables provide a summary of our results within the asset management segment (dollars in thousands):

	For the three months ended September 30,
	2007	2006
Revenues, net of interest expense:
Base management fees	$6,119	$4,879
Incentive allocations and fees	82	(30)
Other	472	(5)

Total	6,673	4,844

Operating Expenses:
Variable	4,406	3,125
Fixed	4,315	3,782

Total	8,721	6,907

Pre-tax loss	$(2,048)	$(2,063)

The pre-tax loss from our asset management activities remained consistent with a pre-tax loss of $2.1 million in the third quarter of 2006 compared to a pre-tax loss of $2.0 million in the third quarter of 2007. We recorded $6.1 million in base management fees (including mutual fund administrative fees) for the three months ended September 30, 2007, as compared to $4.9 million for the three months ended September 30, 2006. Our annualized effective fee during the third quarter of 2007 on the period end net assets under management was 90 basis points. Operating expenses reflect increased subadvisory fees in the third quarter of 2007 which increased $1.2 million primarily due to an increase in certain mutual fund assets under management. Also, operating expenses in the third quarter of 2007 reflect increased costs attributable to the addition of senior management in this segment, as a result of the Company’s investment in expanding the distribution channels of our asset management products and creating asset management vehicles.

	For the nine months ended September 30,
	2007	2006
Revenues, net of interest expense:
Base management fees	$18,007	$14,820
Incentive allocations and fees	302	924
Other	1,937	832

Total	20,246	16,576

Operating Expenses:
Variable	12,228	9,117
Fixed	12,633	12,630

Total	24,861	21,747

Pre-tax loss	$(4,615)	$(5,171)

The pre-tax loss from our asset management activities decreased from a pre-tax loss of $5.2 million in the first nine months of 2006 to a pre-tax loss of $4.6 million in the first nine months of 2007. This decrease in pre-tax loss is primarily attributable to the increase in base management fees. We recorded $18.0 million in base management fees (including mutual fund administrative fees) for the nine months ended September 30, 2007 as compared to $14.8 million for the nine months ended September 30, 2006. Our annualized effective fee during the first nine months of 2007 on the period end net assets under management was 88 basis points. Operating expenses reflect increased subadvisory fees in the first nine months of 2006 which increased $2.6 million primarily due to an increase in certain mutual fund assets under management.

The following provides detail relating to our assets under management (dollars in millions):

	September 30, 2007
	Gross (1)	Net (2)
Managed accounts	$345.6	$345.6
Hedge and offshore funds	61.7	58.1
Mutual funds
Equity	2,103.9	2,097.5
Fixed income and money market	188.4	187.7
Private equity funds	31.3	29.8

Total	$2,730.9	$2,718.7

	December 31, 2006
	Gross (1)	Net (2)
Managed accounts	$259.9	$259.9
Hedge and offshore funds	97.5	96.4
Mutual funds
Equity	1,749.6	1,743.4
Fixed income and money market	212.3	211.3
Private equity funds	42.2	40.5

Total	$2,361.5	$2,351.5

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)

Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Principal Investing

As of September 30, 2007, our principal investing activity consists of investments in merchant banking investments and investments in hedge and venture funds.

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

	For the three months ended September 30,
	2007	2006
Revenues, net of interest expense:
Net investment income	$1,723	$(3,203)
Net interest income	2,219	2,436
Other	166	—

Total	4,108	(767)

Operating Expenses:
Variable	61	21
Fixed	821	—

Total	882	21

Pre-tax income (loss)	$3,226	$(788)

The pre-tax income from our principal investing activities increased from a loss of $0.8 million in the third quarter of 2006 to a gain of $3.2 million in the third quarter of 2007. The increase in pre-tax income is primarily attributable to the net investment income earned in the third quarter of 2007 associated with the sale of certain merchant banking investments. The investment loss in the third quarter of 2006 was attributed to a decrease in market value on certain long-term investments marked-to-market held by the Company which have been subsequently sold.

	For the nine months ended September 30,
	2007	2006
Revenues, net of interest expense:
Net investment income (loss)	$4,108	$(860)
Net interest income	8,423	2,455
Other	354	—

Total	12,885	1,595

Operating Expenses:
Variable	345	111
Fixed	2,319	—

Total	2,664	111

Pre-tax income	$10,221	$1,484

The pre-tax income from our principal investing activities increased $8.7 million, to $10.2 million in the first nine months of 2007 from $1.5 million in the first nine months of 2006. The increase in pre-tax income is primarily attributable to the net interest income earned in the first nine months of 2007 on the investment of the proceeds received from the 2006 private equity offering and an increase in net investment income associated with the sale of certain available-for-sale securities, including merchant banking investments and mortgage-backed securities.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $86.2 million as of September 30, 2007. Of this total, $59.6 million was held in the merchant banking portfolio, $18.1 million was held in investment funds and $8.5 million was held in other long-term investments. During the three and nine months ended September 30, 2007, the Company invested $41.5 million and $62.2 million, respectively, in the merchant banking portfolio. The following table provides additional detail regarding the Company’s merchant banking and other long-term investments as of September 30, 2007 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	September 30, 2007
Merchant Banking Investments	Shares	Cost Basis	Fair Value/ Carrying Value
Cohen Financial(1)	112,892	$5,000	$5,000
Cypress Sharpridge Investment, Inc.(1)	268,802	2,500	2,500
Ellington Financial LLC(1)	1,438,750	27,049	27,049
FSI Realty Trust(1)	376,344	3,500	3,500
Horsehead Corporation	8,791	107	197
Muni Funding of America, Inc.(1)	375,000	3,488	3,488
NNN Realty Advisors, Inc.(1)	268,817	2,500	2,500
Orion Marine Group(1)	398,247	5,000	5,000
RAIT Financial Trust (Preferred Series C)	49,000	1,053	744
Star Asia Finance, Limited(1)	400,000	3,720	3,720
Thornburg Mortgage Inc. (Preferred Series F)	210,526	5,000	5,873

Total merchant banking investments		$58,917	$59,571
Investment funds			18,108
Other investments			3,266
Investment securities—marked to market			5,243

Total long-term investments			$86,188

(1)	As of September 30, 2007 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.

Liquid Capital

From time to time, we also will invest our liquid capital in highly rated liquid investments such as money market funds, U.S. government securities and agency mortgage-backed securities. These investments will be made with the intention of redeploying this capital into supporting current strategies and new endeavors in capital markets, asset management, and merchant banking as these opportunities present themselves.

Since our 2006 private offering, we have invested in short-term liquid investments as well as agency-backed mortgage-backed securities. Such investments have a carried or have an implied AAA rating. Our mortgage-backed securities investment strategy was based on investing in hybrid-ARM mortgage-backed securities financed partially by repurchase agreement borrowings. During the quarter ended March 31, 2007, all agency-backed mortgage-backed securities investments were sold. For the three and nine months ended September 30, 2007, we recorded net interest income of $2.2 million and $8.4 million, respectively, from liquid capital invested in our principal investing segment.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net income increased from a loss of $22.6 million in the third quarter of 2006 to income of $0.3 million in the third quarter of 2007. The increase in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the substantial increase in capital raising revenues, pre-tax income increased from a loss of $36.1 million in the third quarter of 2006 to income of $0.9 million in the third quarter of 2007. In addition, pre-tax income from the Company’s principal investing segment increased from a loss of $0.8 million in the third quarter of 2006 to income of $3.2 million in the third quarter of 2007, reflecting the effects of the Company’s investment of the proceeds from the 2006 private equity offering. Pre-tax loss from the Company’s asset management segment of $2.0 million in the third quarter of 2007 was comparable to the $2.1 million pre-tax loss in this segment during the third quarter of 2006. The Company’s provision for income taxes was $1.8 million in the third quarter of 2007 as compared to a tax benefit of $16.3 million in the third quarter of 2006.

The Company’s net revenues increased 152.9% from $42.0 million in the third quarter of 2006 to $106.2 million in the third quarter of 2007 due to the changes in revenues and interest expense discussed below.

Capital raising revenue increased from $6.9 million in the third quarter of 2006 to $49.7 million in the third quarter of 2007. The higher volume of capital raising activity related primarily to our financial services and insurance sectors. We were the lead/sole manager on three public offering transactions raising $719.2 million in the third quarter of 2007 compared to two public offering transactions raising $63.0 million the third quarter of 2006. We sole managed one private placement during the third quarter of 2007 generating $8.0 million in revenues compared to one private placement generating $3.7 million in revenues during the third quarter of 2006.

Advisory revenue increased 184.5% to $16.5 million in the third quarter of 2007 compared to $5.8 million generated in the third quarter of 2006. We completed 8 merger and acquisition and advisory engagements in the third quarter of 2007 as compared to 2 merger and acquisition and advisory engagements in the third quarter of 2006. This increase is the result of the transaction, during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

Institutional brokerage revenue from agency commissions and principal transactions increased 19.8% from $22.7 million in the third quarter of 2006 to $27.2 million in the third quarter of 2007 as a result of decreases in trading losses and increases in trading volume due to our expansion of sales and trading personnel. In addition, during the third quarter of 2006, our mortgage sales and trading activities contributed losses net of interest expense of $0.2 million, reflecting $13.8 million in interest income, a net investment loss of $1.5 million and $12.5 million of interest expense. There was no comparable activity during the third quarter of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 24.5% from $4.9 million in the third quarter of 2006 to $6.1 million in the third quarter of 2007. The increase is primarily attributable to the increase in average net assets under management and a related increase in mutual fund administrative fees resulting from an increase in average mutual fund assets under management. Asset management incentive allocations and fees increased from $(0.03) million in the third quarter of 2006 to $0.08 million in the third quarter of 2007 as a result of fund performance during the period.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The increase in net investment income from a loss of $3.1 million in the third quarter of 2006 to income of $1.5 million in the third quarter of 2007 is due to gains on investment securities and income from investment funds.

Net interest income from non-brokerage activities increased from $4.5 million in the third quarter of 2006 to $4.9 million in the third quarter of 2007. This increase is primarily attributable to a higher average cash balance for the third quarter of 2007.

Other revenues decreased 60.0% from $0.5 million in the third quarter of 2006 to $0.2 million in the third quarter of 2007 primarily due to a decrease in dividends on trading positions.

Total non-interest expenses increased 28.7% from $80.9 million in the third quarter of 2006 to $104.1 million in the third quarter of 2007. This increase was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expense increased 44.4% from $46.4 million in the third quarter of 2006 to $67.0 million in the third quarter of 2007. This increase is primarily due to an $17.9 million increase in variable compensation associated primarily with increased investment banking revenues as well as increased costs associated with expanding our European office, investments in asset management personnel, and increases in stock-based compensation.

Professional services increased 1.1% from $9.1 million in the third quarter of 2006 to $9.2 million in the third quarter of 2007 primarily due to increases in subadvisory fees resulting from the increase in certain mutual fund assets under management as well as services associated with investment banking transactions offset by a decrease in legal costs related to litigation settled in 2006.

Business development expenses increased 21.2% from $5.2 million in the third quarter of 2006 to $6.3 million in the third quarter of 2007. This increase is primarily due to an increase in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 34.5% from $2.9 million in the third quarter of 2006 to $3.9 million in the third quarter of 2007. The increase is due to costs associated with increased equity trading volumes.

Occupancy and equipment expense increased 19.2% from $7.3 million in the third quarter of 2006 to $8.7 million in the third quarter of 2007. This increase is primarily due to the investments made in upgrading our technology and office space.

Communications expense increased 5.6% from $5.4 million in the third quarter of 2006 to $5.7 million in the third quarter of 2007 primarily due to increased costs related to market data and customer trading services.

Other operating expenses decreased 28.3% from $4.6 million in the third quarter of 2006 to $3.3 million in the third quarter of 2007. This change is primarily due to $2.8 million of legal settlement costs reflected in the third quarter of 2006 offset by increased intangible amortization related to our acquisition of Legacy Partners Group, LLC in the first quarter of 2007.

The total income tax provision changed from a $16.3 million tax benefit in the third quarter of 2006 to a $1.8 million tax provision in the third quarter of 2007 due to increased pre-tax income. Our annualized effective tax rate was 87% in the third quarter of 2007 as compared to 42% in the third quarter of 2006. The disparity between the effective tax rates is due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS No. 123(R), “Share-based Payments” (“SFAS 123R”) as restricted stock awards vested at share prices lower than original grant date prices. Without these discrete items, the effective income tax rate would have been 42% during the third quarter of 2007.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Net income increased from a loss of $16.8 million in the first nine months of 2006 to income of $33.0 million in the first nine months of 2007. The increase in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the substantial increase in capital raising and advisory revenues, pre-tax income increased from a loss of $27.0 million in the first nine months of 2006 to income of $58.9 million in the first nine months of 2007. In addition, pre-tax income from the Company’s principal investing segment increased from $1.5 million in the first nine months of 2006 to $10.2 million in the first nine months of 2007, reflecting the effects of the Company’s investment of the proceeds from the 2006 private equity offering. Pre-tax loss from the Company’s asset management segment decreased from a loss of $5.2 million in the first nine months of 2006 to a loss of $4.6 million during the first nine months of 2007. The Company’s provision for income taxes was $31.5 million in the first nine months of 2007 as compared to a benefit of $13.9 million in the first nine months of 2006.

The Company’s net revenues increased 71.6% from $244.0 million in the first nine months of 2006 to $418.8 million in the first nine months of 2007 due to the changes in revenues and interest expense described below.

Capital raising revenue increased 122.3% from $118.7 million in the first nine months of 2006 to $263.9 million in the first nine months of 2007. The increase is attributable to an increase in amounts raised in sole managed private placement transactions completed in the first nine months of 2007 as compared to the first nine months of 2006. The higher volume of capital raising activity related primarily to our real estate, financial services, technology, media and telecommunications and energy sectors. Revenues from 10 private placements completed during the first nine months of 2007 totaled $174.1 as compared to $81.7 million in revenues from 9 private placements completed in the first nine months of 2006. In addition, during the first nine months of 2007 we lead or co-lead managed 13 public offerings raising $2.4 billion, compared to 11 public offerings raising $1.4 billion in the first nine months of 2006.

Advisory revenue increased 94.0% from $15.0 million in the first nine months of 2006 to $29.1 million in the first nine months of 2007 as a result of the transaction, during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

Institutional brokerage revenue from agency commissions and principal transactions increased 4.5% from $82.0 million in the first nine months of 2006 to $85.7 million in the first nine months of 2007 as a result of increases in trading volume due to our expansion of sales and trading personnel offset partially by increases in trading losses. In addition, during the first nine months of 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.4 million, reflecting $48.6 million in interest income, a net investment loss of $3.0 million and $42.2 million of interest expense. There was no comparable activity during the first nine months of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 21.6% from $14.8 million in the first nine months of 2006 to $18.0 million in the first nine months of 2007. The increase is primarily attributable to the increase in average net assets under management in 2007 due in large part to the re-opening of the FBR Small Cap Value mutual fund, as well as an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees decreased from $0.9 million in the first nine months of 2006 to $0.3 million in the first nine months of 2007 as a result of fund performance during the period.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The increase in net investment income from $0.08 million in the first nine months of 2006 to $4.2 million in the first nine months of 2007 is due to an increase in income from our investment securities and income from investment funds.

Net interest income from non-brokerage activities increased from $6.6 million for the first nine months of 2006 to $16.9 million for the first nine months of 2007. This increase is primarily attributable to our investment of the proceeds received from our 2006 private offering in short-term liquid investments.

Other revenues decreased 69.2% from $2.6 million in the first nine months of 2006 to $0.8 million in the first nine months of 2007 primarily due to a decrease in dividends on trading positions.

Total non-interest expenses increased 29.0% from $274.7 million in the first nine months of 2006 to $354.3 million in the first nine months of 2007. This increase was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expense increased 42.8% from $164.4 million in the first nine months of 2006 to $234.7 million in the first nine months of 2007. This increase is primarily due to a $70.5 million increase in variable compensation associated primarily with increased investment banking revenues.

Professional services increased 9.4% from $29.9 million in the first nine months of 2006 to $32.7 million in the first nine months of 2007 primarily due to increases in subadvisory fees resulting from the increase in certain mutual fund assets under management as well as services associated with investment banking transactions.

Business development expenses increased 13.6% from $24.3 million in the first nine months of 2006 to $27.6 million in the first nine months of 2007. This increase is primarily due to an increase in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 17.1% from $8.2 million in the first nine months of 2006 to $9.6 million in the first nine months of 2007. The increase is due to costs associated with increased equity trading volumes in 2007, offset by the elimination of charges in the first nine months of 2007 relating to fixed income trading.

Occupancy and equipment expense increased 8.6% from $22.1 million in the first nine months of 2006 to $24.0 million in the first nine months of 2007. This increase is primarily due to the investments made in upgrading our technology and office space, subsequent to the first quarter of 2006.

Communications expense increased 12.7% from $15.0 million in the first nine months of 2006 to $16.9 million in the first nine months of 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure including its data center and disaster recovery systems.

Other operating expenses decreased 18.5% from $10.8 million in the first nine months of 2006 to $8.8 million in the first nine months of 2007. The decrease relates primarily to a reduction in costs allocated to the Company by FBR Group associated with its corporate governance of the Company and legal settlement costs in the third quarter of 2006 offset by costs incurred relating to our acquisition of Legacy Partners Group, LLC in the first quarter of 2007.

The total income tax provision increased from $13.9 million tax benefit in the first nine months of 2006 to $31.5 million tax provision in the first nine months of 2007 due to increased pre-tax income. Our annualized effective tax rate was 49% in the first nine months of 2007 as compared to 45% in the first nine months of 2006. The disparity between the effective tax rate is due to the discrete period reporting of the tax effects of restricted stock vestings, as required under SFAS 123R, as restricted stock awards vested at share prices lower than original grant date prices. Without these discrete items, the effective income tax rate would have been 42% for the nine months ended September 30, 2007.

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

Cash Flows

As of September 30, 2007, the Company’s cash and cash equivalents totaled $387.1 million representing a net increase of $235.7 million for the nine months ended September 30, 2007. The increase is attributable to a

$363.0 million source of cash from investing activities and cash provided by operating activities of $75.7 million, offset by cash used in financing activities of $203.0 million.

The Company’s operating activities generated net cash inflows for the nine months ended September 30, 2007. Our cash inflows from operating activities reflect the impact of the increase in capital raising revenues during the nine months ended September 30, 2007, as compared to the prior year.

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

Sources of Funding

We believe that our existing cash balances (totaling $387.1 million at September 30, 2007), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of September 30, 2007 and December 31, 2006, the Company’s liabilities totaled $73.9 million and $275.0 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 0.1 to 1 and 0.6 to 1, respectively. In addition to trading account securities sold short and other payables and accrued expenses, our liabilities consisted of repurchase agreements with several financial institutions at December 31, 2006. The decrease in our total liabilities as of September 30, 2007 reflects the effects of our decision during the first quarter 2007 to sell our mortgage-backed securities and repay the related repurchase agreement borrowings.

We entered into repurchase agreements with various financial institutions that were used in conjunction with our previous investments in mortgage-backed securities and fixed income trading activities. As of September 30, 2007, we had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2006 were repaid during the period prior to March 31, 2007. Subsequent to these repayments, we did not enter into any new repurchase agreement borrowings.

Assets

Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments.

As of September 30, 2007 and December 31, 2006, liquid assets consisted primarily of cash and cash equivalents of $387.1 million and $151.4 million, respectively.

The decrease in our total assets, as of September 30, 2007 compared to December 31, 2006, reflects the effects of our decision during 2007 to sell our mortgage-backed securities and repay the related repurchase agreement borrowings. As of December 31, 2006, our mortgage-backed securities portfolio was comprised entirely of agency-backed hybrid-ARM securities. Excluding principal receivable, which totaled $1.0 million, the total fair value of the portfolio was $414.4 million. As of December 31, 2006, the weighted-average coupon of the portfolio was 5.95%.

As of September 30, 2007, our long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other-than-temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made. The Company did not identify any impairment losses as of September 30, 2007.

Regulatory Capital

FBR & Co., our U.S. broker-dealer, is registered with the SEC and is a member of the NASD. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2007, FBR & Co. had total regulatory net capital of $130.7 million, which exceeded its required net capital of $3.4 million by $127.3 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to 1 million shares of the Company’s outstanding shares of common stock. During the three and nine months ended September 30, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 1 million shares at a total cost of $13.0 million. In October 2007, the Company’s Board of Directors authorized the repurchase of up to an additional 5 million shares of common stock. There were no share repurchases during the year ended December 31, 2006.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations for the fourth quarter of 2007 and by fiscal year as of September 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$—	$—
Minimum rental commitments(1)	658	2,585	2,601	2,565	2,866	11,722	22,997
Related party commitments(2)	1,742	13,214	14,045	11,557	14,619	29,965	85,142
Capital commitments(3)	—	—	—	—	—	—	—

	$2,400	$15,799	$16,646	$14,122	$17,485	$41,687	$108,139

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases.
(2)	These commitments include contractual obligations to FBR Group and annual payments on multiple facilities leased by FBR Group that are maintained by us.
(3)	The table above excludes $6.0 million of uncalled capital commitments as of September 30, 2007 to various investment partnerships that may be called over the next ten years. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, reputational and equity ownership risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

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

As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2007 and December 31, 2006, we have recorded no liabilities with regard to this right. During the nine months ended September 30, 2007 and the year ended December 31, 2006, amounts paid to the clearing broker related to these guarantees have been immaterial.

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

Interest Rate Risk

As of September 30, 2007, the Company holds no investments in mortgage-backed securities or reverse repurchase agreements and has no outstanding borrowings. During the first quarter of 2007, the Company sold its portfolio of mortgage-backed securities, repaid the related repurchase agreement borrowings and subsequently has not made any investments in mortgage-backed securities. As such, the Company currently is not subject to interest-rate risk as a result of such investments and related borrowings.

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

While it is impossible to exactly project which factors may affect the prices of equity securities and how much the effect might be, the impact a ten percent increase and a ten percent decrease in the prices of the equities held by the Company would be as follows as of September 30, 2007. The fair value of the $19.1 million of trading portfolio securities held as of September 30, 2007, would increase or decrease to $21.0 million and $17.2 million, respectively, and the fair value of the $86.2 million of long-term investments held as of September 30, 2007, would increase or decrease to $94.8 million and $77.6 million, respectively.

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

High Yield and Non-Investment Grade Debt and Preferred Securities

From time to time, we may underwrite, trade, invest in and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of September 30, 2007, we have not underwritten, traded, invested in or made a market in a material amount of these securities.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $5.0 million of liabilities as of September 30, 2007, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Item 4T.	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, Eric F. Billings, and principal financial and accounting officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

You should carefully consider the risks described in the risk factors disclosed in the Company’s Registration Statements on file with the SEC, which were declared effective by the SEC on June 7, 2007 and October 5, 2007. The risks and uncertainties described in the Registration Statements are not the only ones the Company faces. Additional risks and uncertainties that the Company does not presently know, or that the Company currently views as immaterial, may also impair the Company’s business and results of operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in the Registration Statements could materially harm the Company’s business, financial condition and results of operations. In that case, the trading price of the Company’s common stock could decline.

There have been no material changes from the risk factors previously disclosed in “Risk Factors” in the Registration Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on the Company’s share repurchases during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007	—	—	—	1,000,000
August 1 to August 31, 2007	1,000,000	$13.02	1,000,000	—
September 1 to September 30, 2007	—	—	—	—

Total	1,000,000	$13.02	1,000,000	—

(1)	In July 2007, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 1,000,000 shares of common stock from time to time. In July 2007, the Company began repurchasing shares of common stock in accordance with this share repurchase program. In October 2007, the Company’s Board of Directors authorized the repurchase of an additional 5,000,000 shares from time to time.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the risk factors discussed in our Registration Statements on file with the SEC, which were declared effective by the SEC on June 7, 2007 and October 5, 2007;

•	the risks associated with general volatility of the capital markets;

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

FBR Capital Markets Corporation

Date: November 9, 2007	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)