Form 10-K
period 2007-12-31
FBR CAPITAL MARKETS CORP
filed 2008-02-29
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33518

FBR CAPITAL MARKETS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	20-5164223
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Nineteenth Street North, Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

(703) 312-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

            Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR Capital Markets Corporation’s outstanding common stock held by non-affiliates as of June 29, 2006 was approximately $552 million. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR Capital Markets Corporation’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On January 31, 2008, there were 66,008,788 shares of FBR Capital Markets Corporation common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR Capital Markets Corporation 2008 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2008)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks factors identified under the section captioned “Risk Factors” in this Form 10-K;

•	general volatility of the capital markets and the possibility that an active public trading market for our common stock cannot be sustained;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	our ability to retain our senior professionals;

•	pricing and other competitive pressures;

•	changes in laws and regulations and industry practices that adversely affect our sales and trading business;

•	incurrence of losses in the future;

•	the singular nature of our capital markets and strategic advisory engagements;

•	competition among financial services firms for business and personnel;

•	larger and more frequent capital commitments in our trading and underwriting businesses;

•	limitations on our access to capital;

•	malfunctioning or failure in our operations and infrastructure;

•	risks from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to achieve and maintain effective internal controls;

•	declines in the market value of our principal investments;

•	the loss of our exemption from registration as an investment company under the 1940 Act;

•	the overall environment for interest rates;

•	changes in our business strategy; and

•	availability, terms and deployment of capital.

We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K. This entire Form 10-K, including the consolidated financial statements and the notes thereto and any other documents incorporated by reference into this Form 10-K, should be read for a complete understanding of our business, an investment in our company and the risks associated with that business or an investment in our company.

AVAILABLE INFORMATION

FBR Capital Markets Corporation (“we,” “us,” “our company” or the “Company”) files annual, quarterly and current reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at http://www.sec.gov.

Our public internet site is http://www.fbrcapitalmarkets.com. We make available free of charge through our public internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our public internet site statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

We also make available on http://www.fbrcapitalmarkets.com (i) our Corporate Governance Guidelines, (ii) Statement of Business Principles (our code of business conduct and ethics), including any waivers, if any, therefrom granted to executive officers or directors, and (iii) the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning:

FBR Capital Markets Corporation

1001 Nineteenth Street North

Arlington, Virginia 22209

(703) 312-9500

Attention: Corporate Secretary

PART I

ITEM 1.	BUSINESS

Our Company

FBR Capital Markets Corporation, formed in June 2006 as a Virginia corporation and publicly-traded since July 2007, is a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. Since the founding of certain predecessor entities of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”), a publicly-traded real estate investment trust (NYSE: FBR), we have grown from a boutique investment bank with primary expertise in financial institutions into a top-ranking U.S. investment bank.

Through our principal operating subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), an SEC-registered broker-dealer, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), a broker-dealer registered with the United Kingdom’s Financial Services Authority (“FSA”), FBR Investment Management, Inc. (“FBRIM”), an SEC-registered investment adviser, and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), also an SEC-registered investment adviser, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, recapitalization and strategic alternative analysis;

•	institutional sales and trading services;

•	research coverage;

•	asset management services through a group of proprietary mutual funds, private equity funds, venture capital funds, hedge funds and funds of funds;

•	private wealth management services to high net worth individuals, families, foundations, pension funds, endowments and other private entities; and

•

proprietary investment returns to our shareholders through merchant banking and other strategic direct investments, including our agency-backed mortgage backed security investments, that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in eight broad industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these eight sectors as our “core sectors.” In 2007, we executed 91 banking assignments with a total transaction value of over $16.0 billion, including $5.0 billion in lead-managed equity capital raising transactions, and advised on 40 M&A and advisory transactions representing $4.4 billion in aggregate transaction value. As of December 31, 2007, we were a market-maker or trader in more than 870 securities, provided sales and trading services to more than 700 institutional clients and provided independent research on more than 500 companies.

On the asset management side of our business, through FBRIM and FBR Fund Advisers, our SEC-registered investment adviser subsidiaries, we manage for our clients a range of investment products that includes a family of mutual funds, private equity funds, venture capital funds, hedge funds and funds of funds. Our private wealth group offers a broad array of services to high net worth investors and foundations. As of December 31, 2007, we had approximately $2.5 billion in assets under management.

During 2007, we invested $70.7 million of our own capital in merchant banking investments alongside FBR Group and our institutional capital markets clients.

We were formed as a fully consolidated taxable subsidiary of FBR Group in June 2006. In July 2006, FBR Group contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm that made a strategic investment in our company. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” Following our July 2006 private offering, FBR Group owned approximately 72% of the common stock of our company. We became a publicly-traded company listed on The NASDAQ Global Select Market (Nasdaq: FBCM) in June 2007 when FBR Group and certain other shareholders sold an aggregate of 12,960,950 shares of our common stock in an underwritten initial public offering. As a result of our initial public offering, FBR Group reduced its ownership in our company to just above 50%. As a result of repurchases of shares of our common stock in the third quarter of 2007, FBR Group beneficially owned 52% of our outstanding shares of common stock as of December 31, 2007.

We are an indirect majority owned taxable REIT subsidiary of FBR Group. As a taxable REIT subsidiary of FBR Group, our net income is fully subject to corporate income tax. We may earn income that would not be qualifying income if earned directly by FBR Group. The tax rules applicable to taxable REIT subsidiaries limit the deductibility of interest paid or accrued by us to FBR Group to assure that we are subject to an appropriate level of corporate taxation.

We are headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, London, New York, San Francisco and Sydney, Australia. The address of our principal executive offices is 1001 Nineteenth Street North, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Our Business

Our business is comprised of the following three business segments (each of which is described below): capital markets, which includes investment banking and institutional brokerage (sales, trading and research); asset management, which includes private wealth management; and principal investing, which includes merchant banking. Financial information concerning our company for the fiscal years ended December 31, 2007 and 2006, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 14 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking and institutional brokerage (sales and trading and research) professionals through FBR & Co. and FBRIL, our broker-dealer subsidiaries. These professionals provide investment banking services, including capital raising and financial advisory services, and institutional brokerage services including sales and trading and research services, to our institutional clients across our core industry sectors. We believe the capital markets transactions sourced by our investment banking professional create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services in industry specific investment banking teams that operate across the following core industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT, and these teams work closely with our M&A investment banking group in connection with the delivery of financial advisory services. We also have a financial sponsors investment banking group that works closely with our industry-focused investment banking teams to deliver a full array of investment banking products and solutions to the private equity community and their portfolio companies. During 2007, we continued to strengthen our business by adding coverage of new industry sectors in institutional brokerage and enhancing our products and services in investment banking.

As an investment bank with a merchant banking capability, we are involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

We have developed a strong market presence, primarily in a lead-managing role, as a leading underwriter of equity securities in the United States. We maintain dominant market share in private institutional equity offerings pursuant to Rule 144A under the Securities Act, which we believe is a function of our institutional distribution capability and our experienced, client-focused investment bankers. During 2006, we lead-managed 32 equity offerings and co-managed 13 other equity offerings raising aggregate proceeds of approximately $10.9 billion. During 2007, we were the lead or sole book-running manager of 25 equity offerings and co-managed 23 other equity offerings, raising proceeds of approximately $11.6 billion.

We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections and other factors, all backed by extensive due diligence. We offer a wide range of financial products designed to serve the needs of our investment banking clients, including private institutional equity offerings pursuant to Rule 144A under the Securities Act, initial public offerings, follow-on and secondary equity offerings, equity-linked offerings, public and private preferred equity, convertible debt and debt offerings, and asset backed securitizations.

In the first quarter of 2007, we significantly expanded our M&A advisory capability, adding a 26-person banking team with substantial experience serving middle market companies in consumer products, energy, healthcare, business services and diversified industrials. This acquisition offers our investment banking clients a more complete array of banking services, enhances our resources and advisory expertise and strengthens our middle market investment banking presence. Our financial advisory practice builds on our capital markets expertise and focuses on helping our investment banking clients to assess strategic alternatives, including advice on M&A, mutual conversions, financial restructuring, and strategic partnering transactions. In addition, we provide valuation advice, fairness opinions, market comparable valuation analysis and other corporate finance advice, including advice with respect to dividend policies and evaluations of stock repurchase programs. In 2007, we advised on 40 strategic advisory transactions representing $4.4 billion in aggregate transaction value.

Through our institutional brokerage professionals, we provide research and institutional sales and trading services to equity and high-yield investors in North America, Europe, Australia and elsewhere. We execute securities transactions for institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans.

We believe our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries in which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and provide trade execution and sales and trading services to a diverse institutional client base of more than 700 institutional investor accounts as of December 31, 2007. Many of our institutional clients have been long-standing investors in transactions that our investment banking teams have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

Our sales professionals work closely with our research analysts and our trading desk to provide the most up-to-date information to our institutional clients. Our sales, trading and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. Our trading professionals facilitate trading in equity and high-yield securities. We make markets in Nasdaq and other securities, we trade listed securities, and we service the trading desks of major institutions in the United States, Europe and elsewhere.

We understand the importance of research and the role quality research plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. As of December 31, 2007, our research analysts performed independent research on over 580 companies to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight and our ability to uncover industry trends. We believe our unique viewpoint has helped us develop relationships with investor clients in both our primary distribution and secondary trading businesses.

Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify undervalued investment opportunities in the capital markets, and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

After initiating coverage on a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensure that new developments are effectively communicated to our sales force and institutional investors. Our research team analyzes major trends, publishes original research on new areas of growth, provides fundamental, company-specific coverage and works with our institutional clients to identify and evaluate public equity investment opportunities.

Asset Management

FBRIM and FBR Fund Advisers, our SEC registered investment advisers, offer our clients three main services: mutual funds, alternative asset management and private wealth advisory. We are focused on expanding our asset management business and strive, where appropriate, to utilize our intellectual capital, relationships and other resources, to achieve this goal. As of December 31, 2007, we had $2.5 billion in assets under management.

At December 31, 2007, we managed client assets in excess of $2.0 billion through our core equity and specialty mutual fund product lines. Our core equity funds, the FBR Pegasus Fund™, FBR Pegasus Mid Cap Fund™ and the FBR Pegasus Small Cap Fund™, provide investors with access to institutional quality exposure to the large, mid-and small-cap segments of the capital markets respectively. Our specialty funds, the FBR Large Cap Financial, FBR Small Cap Financial, FBR Large Cap Technology, FBR Small Cap Technology, FBR Gas Utility Index, and the FBR Focus Fund, allow investors to add targeted exposure to growth opportunities in specific industry sectors. We also manage a money-market fund, the FBR Funds for Government Investors. Regardless of market capitalization and industry sector, through strict attention to relative valuation and careful security selection, all of our actively managed mutual funds strive to participate in rising markets and more importantly, preserve capital in down markets.

Through FBRIM, our alternative asset management group currently manages hedge funds, including funds of funds, as well as private equity and venture capital funds. We seek to expand our presence in this area by using our industry knowledge to identify alternative asset strategies and managers, within our company and externally. We also intend to invest our own capital in certain of these strategies. By doing so, we believe we can grow our alternative asset management business. FBRIM has dedicated sales, compliance, investor relations and accounting personnel for its alternative asset management platform in addition to the supervisory and risk management personnel provided by us.

We provide comprehensive private wealth management services to high net worth individuals, families and foundations through FBRIM’s Private Wealth group. Our professionals have accounting, legal, compliance, private banking and institutional investment management experience which we use to provide investors with customized financial solutions and access to select third party investment strategies. Brokerage products and services are provided to Private Wealth group clients through FBR & Co. and FBRIL.

The professionals in the Private Wealth group respond with specialized skills to the specific wealth management needs of each client. Addressing liquidity and financial planning issues for holders of substantial ownership interests in privately-held and public companies is an important area of specialization. Private wealth client services include: strategic, risk-managed asset allocation and implementation; access to select third party investment expertise and strategies; portfolio liquidity and income management; restricted and 144A stock sales; concentrated equity and option monetization; wealth transfer oversight; global investment performance and wealth accumulation reporting.

Principal Investing

Our principal investing activity consists primarily of investments in merchant banking investments and investments in hedge and venture funds. We make merchant banking investments in selected transactions that our investment banking group underwrites. This strategy involves putting our capital to work along side the capital of our institutional and high net worth clients. In the past, merchant banking investments were made by FBR Group. Beginning in the fourth quarter of 2006, we commenced principal investing activities and currently maintain our own merchant banking investment portfolio. Merchant banking investments are allocated between us and FBR Group pursuant to the terms of a corporate agreement that we entered into with FBR Group in July 2006.

Our merchant banking investment strategy is to invest in companies that compete in industries where we have investment expertise and a contextual understanding of industry dynamics. We rely on our investment banking group to provide us with potential investment opportunities. Our merchant banking investment decisions are primarily based on a fundamental value-oriented approach. Almost all of our investments are in companies that are or will become investment banking clients of our company. Potential principal investments, including merchant banking investments, that we expect to evaluate include, among others, preferred or common equity, senior secured and mezzanine loans and interests in proprietary funds.

We are long-term investors but do not seek to control the companies in which we invest. In most cases, we intend to hold our merchant banking investments for greater than six months. We follow a fundamental value-oriented investment approach and focus on the intrinsic value of the underlying business. We also consider factors such as: strength of management; liquidity of the investment; and prices of similar or comparable securities and/or companies. Because of our broker-dealer affiliation, many of our investments in companies that are investment banking clients are subject to lock-up restrictions which limit our ability to sell securities for a period of time.

Subject to maintaining our exemption from the registration requirements of the 1940 Act, we expect to invest our excess capital from time to time in highly liquid investments, which we plan to utilize in our overall cash management activities and are readily convertible to cash, including, among other investment types, U.S. government and agency obligations and other investments that have a carried or implied AAA rating. We intend to redeploy any invested excess capital into new and supporting endeavors in capital markets, asset management and merchant banking opportunities.

Subject to maintaining our exemption from the registration requirements of the 1940 Act, we expect in the near term to invest a material portion of our excess liquid capital in residential mortgage-backed securities (“MBS”), including collateralized mortgage obligations, issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government sponsored entities. The market value of these securities, however, is not guaranteed by these companies.

MBS differ from other forms of traditional fixed-income securities which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity. Instead, MBS provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the servicer or guarantor of the MBS securities. In addition, outstanding principal on the MBS may be prepaid at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with more traditional fixed-income securities.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing brokers, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems.

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, our internal audit and compliance personnel test and audit for compliance by our personnel with our policies and procedures. Our legal personnel also provide legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. Pursuant to its charter, the Audit Committee has oversight of the staffing, qualifications and performance of our internal audit function. In addition to our internal compliance, legal, risk management and internal audit personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

As a full-service investment banking, institutional brokerage and asset management firm, all aspects of our business are intensely competitive. Our competitors are other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. We believe that the principal factors affecting competition in our business include client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.

We have experienced intense price competition in some areas of our capital businesses, in particular, discounts in large block trades and trading commissions and spreads. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend towards alternative trading systems will continue. In addition, the trend, particularly in the equity underwriting business, towards increased focus by many larger investment banking companies on institutional equity offerings pursuant to Rule 144A, multiple book runners and co-managers has increased the competitive pressure in the investment banking industry, and may lead to lower average transaction fees. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

In our asset management business, we compete with many of the same firms as we do in the investment banking and brokerage businesses as well as with venture capital firms, large mutual fund companies, commercial banks and smaller niche players, including private hedge funds.

Competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

Risk Management

In conducting our business, we are exposed to a range of risks including, without limitation:

•

Market risk. Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices or foreign exchange rates, as well as market expectations concerning the underlying assets.

•	Credit risk. Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to pay its obligations.

•	Operations risk. Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.

•

Liquidity risk. Liquidity risk is the risk that we may be unable to meet our obligations as they come due because of our inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds.

•

Regulatory risk. Regulatory risk is the risk of loss, including fines or penalties, from failing to comply with federal, state or local laws, rules and regulations pertaining to financial services activities.

•

Legal risk. Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof.

•

Reputational risk. Reputational risk is the risk that negative publicity regarding our practices, whether true or not, will cause a decline in the customer base, resulting in costly litigation, or reduce our revenues.

•

Equity ownership risk. Equity ownership risk arises from making equity investments that create an ownership interest in portfolio companies, and is a combination of credit, market, operational, liquidity, compliance and reputation risks.

We monitor market and business risk, including credit risk, operations, liquidity, regulatory, legal, reputational and equity ownership risk through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with investment banking potential clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction. Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Insurance

We maintain insurance in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of December 31, 2007, we had 758 employees. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

Regulation

Overview

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. FBR & Co. is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (FINRA), a self-regulatory organization formerly known as the National Association of Securities Dealers, Inc. (NASD), and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, FBR & Co. is subject to regulation and oversight by the SEC and the FINRA which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBR & Co. State securities regulators also have regulatory or oversight authority over FBR & Co. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

FBRIM and FBR Fund Advisers are SEC-registered investment advisers. Registered investment advisers are subject to regulations under the Investment Advisers Act of 1940, as amended. Regulations under the Investment Advisers Act of 1940 relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. In addition, certain investment funds that we manage are registered investment companies under the Investment Company Act of 1940, as amended. Those funds and the entities that serve as the funds’ investment advisers are subject to that act and the rules and regulations promulgated by the SEC under that act, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, FBR & Co. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times FBR & Co. has been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA. A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

FBR & Co. also is subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “material associated persons” (as defined in the Risk Assessment Rules) of the broker-dealer and the activities conducted by such material associated persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD (now FINRA) adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the United States reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The SEC has proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and the NYSE and NASD (now FINRA) have proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and additional and more stringent rules with respect to offering procedures and the management of conflicts of interest could be adopted in the future.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001, as amended, or the PATRIOT Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the PATRIOT Act seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode or our operation and profitability.

Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBR & Co. is registered with and subject to regulation by the Ontario Securities Commission in Canada. FBRIL, our United Kingdom brokerage subsidiary, is subject to regulation by the Financial Services Authority in the United Kingdom pursuant to the United Kingdom Financial Services and Markets Act of 2000 (as amended). Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, conflicts of interest, research, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

Many of the investment services that are subject to authorization and regulation by the FSA under the Financial Services and Markets Act of 2000 (as amended) are also subject to certain European Union (“EU”) directives covering, among other things, the organizational requirements and operating conditions for investment firms including customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the EU and are broadly comparable in scope and purpose to the customer protection requirements imposed under SEC rules. Where such investment services fall outside the scope of these EU directives local regulation in each jurisdiction, including those in which we operate, may still apply and in some cases may be more restrictive than the requirements of such directives.

The EU Markets in Financial Instruments Directive (“MiFID”), a major piece of legislation that updates and expands the current framework for regulating exchanges, multilateral trading facilities and investment firms on a pan-European basis, was implemented in the U.K. and most other EU member states on November 1, 2007. MiFID facilitates cross-border business by investment firms by generally establishing the regulatory regime of the member state in which an investment firm has its registered or head office as controlling the investment business of that firm. Once a MiFID investment firm has been authorized by its home member state, it will be able to use the MiFID passport to provide services to clients in other EU member states either on a cross-border basis or by establishing a branch in another member state, activities which will be regulated by the home member state (whereas previously a service was regulated by the EU member state in which the service was provided). MiFID imposes a new set of organizational requirements and conduct of business requirements on investment firms. Ongoing efforts by EU member countries to adopt national laws and regulations under MiFID could subject us to new regulatory requirements in 2008.

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, FBR & Co. has been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to its activities.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and all of the other information contained in this Form 10-K, including the consolidated financial statements and the notes thereto included in Part II, Item 8, of this Form 10-K. If any of the risks, uncertainties, events or developments described below occurs, our business, financial condition or results of operation could be negatively impacted. In connection with the forward-looking statements that appear in this Form 10-K, you should also carefully review the cautionary statements included under the caption “Forward-Looking Statements.”

Risks Related to Adverse Market Conditions

In general, adverse changes in market conditions could adversely and materially affect our businesses and the value of our common stock could be negatively impacted.

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally around the world. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our businesses could be adversely affected in many ways.

Our cash flows may decline as a result of adverse market conditions.

Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which has negatively impacted our revenues. These factors have continued into the beginning of fiscal 2008 and, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. These factors could continue beyond fiscal 2008. Continued or further credit market dislocations or sustained market downturns may reduce cash flows from our clients and adversely affect the value of our common stock.

Our investment banking revenues are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in the latter half of 2007 by the mortgage and credit market dislocations, and may be further impacted by continued or further credit market dislocations or sustained market downturns. Our investment banking revenues could continue to be impacted in 2008 and beyond as a result of these market factors.

Sustained market downturns or continued or further credit market dislocations and liquidity issues would also likely lead to a decline in the volume of capital market transactions that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our clients’ portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios would reduce the revenues we receive from our asset management business. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

Even in the absence of a market downturn, below-market investment performance by our fund and portfolio managers could reduce our asset management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

Risks Related to Our Business

Our financial results may fluctuate substantially from quarter to quarter.

We have experienced, and expect to experience in the future, significant quarterly variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s securities offering may be delayed or terminated because of adverse market conditions, failure to obtain necessary regulatory approvals or unexpected financial or other problems in the client’s business. If the parties fail to complete an offering in which we are participating as an underwriter or placement agent, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on early-stage companies in certain sectors, as the market for securities of these companies may experience significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. Recently, more companies initiating the process of an initial public offering are simultaneously exploring M&A exit opportunities. Our investment banking revenues would be adversely affected in the event that an initial public offering for which we are acting as an underwriter is preempted by the company’s sale if we are not engaged as a strategic advisor in such sale.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis.

We are dependent on our executive management team, and we may not be able to execute our business plan in the event that members of our executive management team are no longer available to us and we are unable to find suitable replacements for them or the members of our executive management team do not dedicate a sufficient amount of their professional time to our endeavors.

Members of our executive management team also serve as executive officers and/or directors of FBR Group and do not have employment agreements with us and are not required to dedicate a specified portion of their professional time to our endeavors. We have no assurance that the services of our executive management team will continue to be available to the full extent of our needs. We believe that our success depends to a significant extent upon the experience of our executive management team, whose continued service is not guaranteed. If certain members of our executive management team leave our company or are otherwise no longer available to us or are not available to the full extent of our needs, we may not be able to replace them with suitable management and may be unable to execute our business plan.

We encounter intense competition for qualified professionals from other investment banking firms and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds, and our failure to hire qualified professionals and retain our existing professionals may materially impede the success and growth of our business.

Our people are our most valuable resource. Our ability to secure and maintain investment banking engagements depends upon the reputation, judgment, business generation capabilities and project execution skills of our professionals. Our professionals’ reputations and relationships with our clients are a critical element in obtaining and executing client engagements. Generally, we do not have employment or non-competition agreements with any of our professionals. We encounter intense competition for qualified professionals from other companies in the investment banking industry and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds. We may experience losses of investment banking, brokerage, research and other professionals and our failure to hire qualified professionals and retain our existing professionals may materially impede our success and growth. The departure or other loss of our key professionals who manage substantial client relationships or who possess substantial experience and expertise, could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations. In addition, if any of our investment bankers or members of our executive management team were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. We may not be able to prevent our investment bankers or the members of our executive management team from resigning to join our competitors or from forming a competing company.

We depend on relatively few industries to generate a significant percentage of our revenue, which may limit our revenues and net income and may adversely affect our operating results.

We are dependent on revenues related to securities issued by companies in specific industry sectors. The consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT sectors account for the majority of our investment banking, asset management, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

Underwriting and other capital raising transactions, strategic advisory engagements and related trading activities in our core sectors represent a significant portion of our businesses. This concentration of activity exposes us to the risk of substantial declines in revenues in the event of downturns in our core sectors. For example, total public equity capital raised in our core sectors fell from $111.6 billion in 2004 to $103.2 billion in 2005, a decrease of 7.5%. The total number of public equity offerings in our core sectors also fell significantly, from 685 transactions in 2004 to 566 transactions in 2005, a decrease of 17.4%. Any future downturns in our core sectors could result in a decrease in the size or number of transactions we complete, which would reduce our investment banking revenues.

We also derive a significant portion of our revenues from institutional sales and trading transactions related to the securities of companies in these sectors. Our revenues from such institutional sales and trading transactions may decline when underwriting activities in these industry sectors decline, the volume of trading on the Nasdaq, the NYSE or any other securities market or exchange declines, or when industry sectors or individual companies report results below investors’ expectations.

We have incurred losses in recent periods and may incur losses in the future.

We have incurred losses in recent periods. For the year ended December 31, 2006, we had a net loss of approximately $9.8 million. We may incur losses in future periods. If we are unable to raise funds to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, we may incur significant expenses in connection with any expansion of our capital markets and asset management businesses or in connection with strategic acquisitions and investments. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

Our failure to acquire or internally develop the infrastructure needed to offer a complete range of M&A and advisory services or to grow our asset management business could negatively affect the growth of our business.

Our ability to expand our M&A business depends upon expanding and enhancing the investment banking services we presently offer. We intend to incur increased costs to expand this business. Our failure to acquire or hire additional M&A professionals to offer additional M&A services or our failure to successfully integrate such M&A services into our existing business could have an adverse impact on our business. Furthermore, our failure to expand our M&A services capabilities to satisfy anticipated near-term demand in our core sectors may harm our growth prospects.

Our ability to expand our asset management business depends on a variety of factors, including but not limited to our ability to identify traditional and/or alternative asset managers and strategies, within our company and externally, and our ability to deploy capital into investments in this area. We cannot guarantee that we will be able to successfully identify alternative asset managers and strategies or invest our own capital in alternative asset managers or strategies. Our inability to expand our asset management business could harm our growth prospects and could negatively impact the value of our common stock.

Pricing and other competitive pressures may impair the revenues and profitability of our institutional brokerage business.

We derive a significant portion of our revenues from our institutional brokerage business. Along with other firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect pricing pressures in the business to continue. Decimalization in securities trading, introduced in 2000, has also reduced revenues and lowered margins within the equity sales and trading divisions of many firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. If we are unable to compete effectively in these areas, the revenues from our sales and trading business may decline, and our business and results of operations may be adversely affected. Our research and institutional brokerage business may be adversely affected by changes in laws and regulations and industry practices.

Our institutional brokerage revenues may decline due to competition from alternative trading systems.

Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our institutional brokerage revenues. The NYSE’s adoption of its hybrid market for trading securities may increase pressure on our institutional brokerage business as customers execute more of their NYSE-related trades electronically. Even if we were to develop our own electronic trading systems, we cannot assure you that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades. As a result, our institutional brokerage revenues could decline in the future, which would negatively impact our cash flows and the value of our common stock.

We face strong competition from larger firms, some of which have greater resources and name recognition, which may impede our ability to grow our business.

The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward increased focus by many larger investment banking companies on institutional equity offerings pursuant to Rule 144A, multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as the volume and number of investment banking transactions have started to increase. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

Our capital markets and strategic advisory engagements are singular in nature and our failure to capture repeat business from existing clients may harm our operating results.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must continuously seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would likely be adversely affected.

Larger and more frequent capital commitments in our trading, underwriting and merchant banking businesses increase the potential for us to incur significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant shareholders, instead of the more traditional marketed underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. With the increased capital available to us from our 2006 private offering, we may undertake more block trades in the future. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business and, therefore, may suffer losses even when economic and market conditions are generally favorable for others in the industry.

Although we have historically not engaged in proprietary trading, we may engage in proprietary trading in the future to maintain trading positions in the equity markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

FBR & Co., which is a domestic registered broker-dealer, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. FBRIL, which is a registered broker-dealer in the United Kingdom, is also subject to the capital requirements of the United Kingdom Financial Services Authority, or FSA. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Furthermore, FBR & Co. and FBRIL are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to us. As a holding company, we will depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including debt obligations.

We are highly dependent on communications, information and other systems and third parties, and any systems failures could significantly disrupt our business.

Our business is highly dependent on communications, information and other systems, including systems provided by our clearing broker and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing broker or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock.

In addition, our clearing broker provides elements of our principal disaster recovery system. We cannot assure you that we or our clearing broker will not suffer any systems failure or interruption, including one caused by a hurricane, earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, terrorist attack, pandemic or other emergency situation, or that our or our clearing broker’s back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The occurrence of any failures or interruptions could significantly harm our business.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could harm our business.

We have devoted significant resources to develop our risk management strategies and techniques and expect to continue to do so in the future. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We intend to grow our core businesses through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.

Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in a portfolio company’s business.

Before we make merchant banking investments, we assess the strength and skills of an entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the company. We cannot assure you that our due diligence processes will uncover all relevant facts or risks about a company in which we make a merchant banking investment, or that any such investment will be successful. Any unsuccessful merchant banking investments may have a material adverse effect on our financial condition and results of operation.

In any potential merchant banking investment, we depend on management and have limited ability to influence management of portfolio companies.

We generally do not control the management, investment decisions or operations of the enterprises in which we make merchant banking investments. Management of those enterprises may decide to change the nature of their assets or business plan, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions, and as noted below, may have only limited ability to dispose of these investments.

We may make merchant banking investments that have limited liquidity, which may reduce the return on those investments to our shareholders.

The equity securities of a new publicly-held or privately-held entity in which we make a merchant banking investment are likely to be restricted as to resale and may otherwise be highly illiquid. We expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we will make merchant banking investments through an affiliate of FBR & Co., a registered broker-dealer in the U.S., and FBRIL, a registered broker-dealer in the United Kingdom, our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, FINRA and other governmental authorities, and FBRIL’s investment and trading activities are regulated by similar regulatory authorities in the United Kingdom, including the FSA. As a result, the rules of the SEC, FINRA and other governmental authorities may limit our ability to invest in the securities of companies whose securities are underwritten or privately placed by our broker-dealer affiliates.

Prices of the equity securities of new entities in which we make merchant banking investments may be volatile. We may make merchant banking investments that are significant relative to the portfolio company’s overall capitalization, and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities.

The disposition value of our merchant banking investments is dependent upon general and specific market conditions which could result in a decline of the value of these investments.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that the market value of the investment will not decline, perhaps materially, as a result of general market conditions. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we invest could result in a decline in the value of our investments.

We may have potential conflicts of interest with our executive officers and employees which could result in decisions that are not in your best interests.

From time to time, our executive officers and employees may invest in private or public companies in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publish research or act as a market maker. In addition, we have in the past and will likely in the future organize businesses, such as our hedge, private equity and venture capital funds, in which our executive officers or employees may acquire minority interests or profit interests. There are risks that, as a result of such investment or profit interest, an executive officer or employee may have incentives to take actions that would conflict with our best interests. Our board of directors has adopted a code of business conduct and ethics which contains a policy with respect to conflicts of interest. We also have in place compliance procedures and practices designed to monitor the activities of our executive officers and employees, including their investing activities. While we believe that our code of business conduct and ethics and these procedures and practices will be effective, we cannot guarantee that they will prevent material adverse effects in all conflict of interest situations that might arise.

Our capital markets business is dependent on cash inflows to mutual funds and other pooled investment vehicles, which could result in our experiencing operating losses if cash flows slow.

A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower capital markets revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public offerings underwritten by our broker-dealer subsidiaries and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for initial public or secondary offerings, our capital markets business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally.

Declines in the market values of the mortgage-backed securities in which we expect to invest a portion of our excess liquid capital and other investments may adversely affect periodic reported results and credit availability, which may reduce earnings.

We expect to invest a material portion of our excess liquid capital in mortgage-backed securities. We also make merchant banking investments. Most of those assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in market value of our MBS portfolio and other investment securities may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings.

Use of leverage could adversely affect our operations, particularly with respect to the mortgage-related assets in which we expect to invest.

Using debt to finance the purchase of mortgage-backed securities and other investment securities will expose us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell the applicable mortgage-related securities or mortgage loans and such sales could result in realized losses.

While it is not our current policy to leverage our equity securities or loan investments, if we were to leverage these investments, this leverage could expose us to the risk that margin calls will be made and that we will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We expect to enter into repurchase agreements to finance MBS investments, which can amplify the effect of a decline in value resulting from an interest rate increase. For example, if we finance $96 million of MBS through repurchase agreements to acquire $100 million of 8% mortgage-backed securities and prevailing interest rates increase from 8% to 9%, the value of the mortgage-backed securities may decline to a level below the amount required to be maintained under the terms of the repurchase agreements. If the mortgage-backed securities were then sold, we would have to transfer additional assets to secure the borrowings.

Changes in interest rates could negatively affect the value of the mortgage-backed securities in which we expect to invest, as well as other investments we make with our excess capital, which could result in reduced earnings or losses.

We invest our excess capital from time to time in highly liquid investments, and we also expect to invest indirectly in mortgage loans by purchasing mortgage-backed securities. Investments that are sensitive to interest rate fluctuations, including investments in mortgage-backed securities, will decline in value if long-term interest rates increase. The guarantees of payment of principal and interest on the agency-backed mortgage-backed securities we expect to own do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us.

A significant risk associated with a portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of the mortgage-backed securities would decline and the weighted average life of the investments would increase. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of mortgage-backed securities.

Market values of mortgage-backed securities may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

In addition, changes in interest rates may impact some of our merchant banking equity investments in companies whose business models are sensitive to interest rates.

Prepayment rates could negatively affect the value of the mortgage-backed securities in which we expect to invest, which could result in reduced earnings or losses.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on the mortgage-backed securities in which we expect to invest and may result in reduced earnings or losses for us.

Despite the guarantees of principal and interest related to the agency-backed MBS we expect to own, those guarantees do not protect us against prepayment risks.

We may make merchant banking investments in mezzanine or senior unsecured loans that may have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings.

We may make merchant banking investments in mezzanine or senior unsecured loans that involve a higher degree of risk than long-term senior secured loans. First, the loans may not be secured by mortgages or liens on assets. Even if secured, these loans may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Our loans may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower’s ability to repay its loan may be dependent upon a liquidity event that will enable the repayment of the loan.

In addition to the above, numerous other factors may affect a company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Losses in our loans could adversely affect our earnings.

Loans that we may make to highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect our earnings.

Leverage may have material adverse consequences to the companies to which we may make loans in connection with our merchant banking business and to us as an investor in these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on such loans could adversely affect our earnings.

If we become subject to the registration requirements of the 1940 Act as a result of our principal investing activities, our ability to operate our business as contemplated would be impaired, our operating results would be adversely affected.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under 1940 Act. However, if anything were to happen which would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates (including FBR Group) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, FBR Group and our subsidiary, FBR & Co., or any combination thereof, and materially adversely affect our business, financial condition and results of operations.

We are a holding company and are dependent on our subsidiaries for funds.

Since we are a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to us. Our broker-dealer subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory and other authorities of the countries in which they operate. These regulatory rules may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

Risks Relating to Use of Estimates and Valuations

We make various estimates that affect reported amounts and disclosures.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for identifiable intangible assets and goodwill, establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations, assessing our ability to realize deferred taxes and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements in Part II, Item 8, of this Form 10-K for additional information concerning our use of estimates and valuation methodologies.

Risks Related to Our Relationship with FBR Group

We have substantial conflicts of interest in our relationship with FBR Group, its affiliates and our executive officers and directors which may impose certain limitations on our ability to pursue corporate opportunities.

At the time of our formation when our contribution, corporate, tax sharing, management services (which was terminated effective as of January 1, 2008), services and trademark license agreements and our 2006 Long-Term Incentive Plan and other organizational matters were approved for us, FBR Group, through its affiliate, FBR TRS Holdings, was our sole shareholder. These matters were negotiated when our chairman and chief executive officer, and our other senior executive officers, each served as an executive officer of FBR Group and therefore were not negotiated at arm’s length. The matters covered by our agreements with FBR Group were not approved by a majority of disinterested directors. Therefore, their terms, including any fees paid or payable to FBR Group and the consideration paid by us pursuant to the contribution agreement, may not be as favorable to us as if they had been negotiated with an unaffiliated third party or approved by a majority of disinterested directors. In addition, we may enter into transactions in the future with FBR Group and its affiliates. We have also agreed to indemnify FBR Group and its respective directors, officers, employees and persons controlling FBR Group with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts performed on behalf of FBR Group not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties and performed in good faith.

FBR Group will not be required to offer all potential corporate opportunities to us and there are limitations on our right to pursue investment banking opportunities.

The corporate agreement that we entered into with FBR Group permits FBR Group and our company to:

•	engage in the same or similar business activities as the other party;

•	do business with any customer or client of the other party; and

•	employ or engage any officer or employee of the other party.

Pursuant to the corporate agreement between FBR Group and us, we have agreed with FBR Group that if one of our officers or directors who also serves as an officer or director of FBR Group becomes aware of a corporate opportunity for both FBR Group and us which does not relate to our capital markets, asset management or merchant banking businesses, the officer or director will have a duty to present that opportunity to FBR Group, and FBR Group will have the sole right to pursue the transaction if it so determines. FBR Group may gain the benefit of corporate opportunities that do not relate to our capital markets, asset management or merchant banking business and are presented to our executive officers and/or directors. As a result, we may not be able to expand or grow our business.

Because FBR Group controls a majority of the voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote.

FBR Group, through FBR TRS Holdings, controls a majority of the voting power of our common stock. For as long as FBR Group beneficially owns more than 50% of the outstanding shares of our common stock, it will be able to direct the election of all of the members of our board of directors (other than the two members of our board of directors that Crestview has the right to designate), call a special meeting of shareholders at which our directors may be removed with or without cause and determine the outcome of all matters submitted to a vote of our shareholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. FBR Group currently has and will have the power to prevent or cause a change in control, and could take other actions that might be favorable to FBR Group but not to our other shareholders.

Because FBR Group beneficially owns a majority of the outstanding shares of our common stock, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, we are not subject to all of the Nasdaq corporate governance requirements.

Because FBR Group controls more than 50% of the voting power of our common stock, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Under the Nasdaq Marketplace Rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Because we have taken advantage of the controlled company exemption to certain Nasdaq corporate governance requirements, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

A failure of FBR Group to qualify as a REIT for one or more years may expose us to joint and several liability for FBR Group’s past federal income tax liability.

In the event FBR Group failed to qualify as a REIT for any year or years prior to or including 2006, FBR Group could have a federal tax liability in respect of its income for such years, and any such liability could be substantial. FBR Group’s failure to qualify as a REIT for a given year could cause certain of our subsidiaries to have been part of a consolidated group with FBR Group and its affiliates for federal income tax purposes for a period of one or more years. As a general matter, corporations that are members of a consolidated group have joint and several liability for the federal income tax liability of the entire consolidated group during any tax year for which it is consolidated. As a result, if FBR Group failed to qualify as a REIT for one or more years prior to or including 2006, certain of our subsidiaries could potentially be subject to joint and several liability with respect to such tax liability.

Our tax sharing agreement may result in conflicts of interest between our company and FBR TRS Holdings.

Under our tax sharing agreement, FBR TRS Holdings has sole authority to respond to and conduct all income tax proceedings, including tax audits, relating to prior tax periods of the consolidated group of which FBR TRS Holdings is the parent corporation. This arrangement may result in conflicts of interest between our company and FBR TRS Holdings with respect to prior taxable years, including taxable years prior to or including 2006. For example, under the tax sharing agreement, FBR TRS Holdings may choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to FBR TRS Holdings and detrimental to one or more of our subsidiaries and our shareholders (other than FBR TRS Holdings).

Risks Related to Our Relationship with Crestview

We may not be successful in capturing the benefit of our ongoing strategic advisory relationship with an affiliate of Crestview which may impede our growth and negatively impact our operating results.

We have agreed to pay Crestview Advisors, L.L.C., an affiliate of Crestview, a $1.0 million annual strategic advisory fee and reimburse Crestview Advisors, L.L.C. for reasonable out-of-pocket expenses in exchange for ongoing strategic advice and assistance. This fee is payable for as long as Crestview beneficially owns at least 50% of the shares of our common stock that the Crestview affiliates purchased in our 2006 private offering. Because Crestview Advisors, L.L.C. will not be required to provide specified services to us or our affiliates, we cannot assure you that this agreement will result in increased opportunities for any of our businesses or in the establishment of new relationships with potential clients or investors. To the extent that we do not capture the anticipated benefit of these services, our obligation to pay the $1.0 million annual strategic advisory fee may impede our growth and negatively impact our operating results.

Through certain agreements that FBR Group, FBR TRS Holdings and our company entered into with Crestview, Crestview will have the right to designate two of its representatives to serve on our board of directors and will therefore have the ability to influence any action taken or recommended by our board of directors. If Crestview’s interests are in conflict with the interests of our other shareholders, Crestview’s ability to influence our board of directors could result in a conflict of interest for members of our board.

At the closing of our 2006 private offering, FBR Group, FBR TRS Holdings and our company entered into agreements with Crestview that provide Crestview, among other things, with the right to designate two of its representatives for election to our board of directors. Subject to certain conditions, Crestview also has the right to designate one of its representatives to serve on each of the committees of our board of directors, to the extent permitted by law and the applicable regulations of the Nasdaq (or, if not so permitted, such designee(s) will have certain observation rights). Accordingly, Crestview may have the ability to influence any action taken or recommended by our board of directors. If Crestview’s interests are in conflict with the interests of our other shareholders, Crestview’s ability to influence our board of directors could result in a conflict of interest for members of our board.

Risks Related to Our Industry

Significantly expanded corporate governance and public disclosure requirements may result in fewer initial public offerings and distract existing public companies from engaging in capital market transactions which may reduce the number of investment banking opportunities available to pursue.

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things.

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

Employee misconduct could harm us and is difficult to detect and deter.

Our reputation is critical in maintaining our relationship with clients, investors, regulators and the general public and is a key focus in our risk management efforts. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by employees in the financial services industry, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Misconduct by employees could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. As a result, we could suffer significant reputational harm for any misconduct by our employee. In addition, in certain circumstances our reputation could be damaged by activities of our clients or of hedge funds or other entities in which we invest, over which we have little or no control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets, asset management and principal investing segments at that location. We lease with our affiliates more than nine floors of our headquarters building in Arlington, Virginia. We also lease office space with our affiliates in the following locations where we conduct certain portions of our operations as indicated: Boston, Massachusetts (capital markets and asset management); Dallas, Texas (capital markets); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); San Francisco, California (capital markets); Sydney, Australia (capital markets) and London, England (capital markets). We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers and asset managers are exposed to liability under federal and state securities laws, other federal and state statutes and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and self-regulatory organizations involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our operating results and financial condition. Pursuant to the corporate agreement that we entered into with FBR Group upon completion of our 2006 private offering, FBR Group has agreed to indemnify us against claims related to the businesses contributed to us prior to the completion of our 2006 private offering and that arise out of actions or events that occurred prior to that offering. See “Item 13. Certain Relationships and Related Transactions—Agreements and Arrangements with FBR Group—Corporate Agreement.”

FBR & Co., our U.S. broker-dealer subsidiary, has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act, or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition or results of operations.

FBR Group, which beneficially owned 52.0% percent of our outstanding common stock as of December 31, 2007, is a party to the following legal proceedings. Neither we nor any of our subsidiaries has been named as a party to any of these legal proceedings, and, as discussed above, FBR Group has agreed to indemnify us against any claims or liabilities we incur as a result of the legal proceedings described below. Indemnification for liabilities under the Securities Act may be unenforceable as a matter of public policy.

FBR Group and certain of its current (including certain officers and directors of our Company) and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are currently pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the SEC and NASD (now FINRA) investigations relating to FBR & Co.’s involvement in a private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR Group and certain current and former FBR Group officers and employees in allegedly facilitating certain sales of CompuDyne shares. FBR Group has filed a motion to dismiss the plaintiffs’ consolidated amended complaint, which is pending before the court. We cannot predict the likely outcome of these lawsuits or their likely impact on us, if any, at this time.

In addition, FBR Group has been named a nominal defendant, and certain current (including certain officers and directors of our company) and former senior officers and directors of FBR Group have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York. The third, brought by Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain current and former officers and directors of FBR Group breached their duties to FBR Group based on allegations substantially similar to those in the In re FBR Inc. Securities Litig. putative class action lawsuits described above. FBR Group has not responded to any of these complaints and no discovery has commenced. We cannot predict the likely outcome of this action or its likely impact, if any, on us at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2007, we held a special meeting of shareholders. At the special meeting, the shareholders voted to approve an amendment to the FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (“LTIP”) to increase by 16.5 million shares the maximum number of shares authorized for issuance under the LTIP and to approve the FBR Capital Markets Corporation 2007 Employee Stock Purchase Plan (“ESPP”), each as shown in the table below:

	Votes Cast For	Votes Cast Against	Broker Non-Votes	Abstentions
Approval of LTIP Amendment	38,664,132	—	—	—
Approval of ESPP	38,664,132	—	—	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “FBCM” since our initial public offering on June 7, 2007 and traded on this exchange since June 8, 2007. As of December 31, 2007, there were 66,068,788 shares of our common stock outstanding and approximately 17 holders of record. The table below shows the high and low sales prices for our common stock on The Nasdaq Global Select Market for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$14.33	$8.93
Third Quarter	17.40	11.70
Second Quarter (from June 8, 2007)	18.25	16.90

Before our common stock was listed and traded on The Nasdaq Global Select Market, shares of our common stock were eligible for trading in the PORTALSM Market (“PORTAL”) of the NASD (now FINRA). Individuals and institutions that sold shares of our common stock before our common stock was listed and traded on The Nasdaq Global Select Market were not obligated to report their sales to PORTAL. Therefore, the last sales price that was reported on PORTAL may not have been reflective of sales of our common stock that occurred and were not reported.

The table below reflects the high and low prices for trades of our shares of common stock on PORTAL known to us for each of the quarterly periods indicated.

	Price Range of Common Stock
Quarter	High	Low
Second Quarter 2007 (through June 7, 2007)	$—	$—
First Quarter 2007	15.35	15.00
Fourth Quarter 2006	15.00	15.00
Third Quarter 2006 (from July 20, 2006)	—	—

Dividends

Our board of directors has not authorized and we have not declared or paid any cash dividends on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and growth of our business.

Recent Issuances of Unregistered Securities

Between October 1, 2007 and December 31, 2007, we issued an aggregate of 153,958 shares of common stock in the form of restricted stock awards to participants in our 2006 Long-Term Incentive Plan. These shares were issued in accordance with and subject to the terms and conditions of this incentive plan. The issuance of these shares was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of our common stock, the Standard & Poor’s 500 Stock Index and our Peer Group Index for the period from June 8, 2007 to December 31, 2007. This graph assumes an investment in our common stock and the indices of $100 on June 8, 2007 and that all dividends, if any, were reinvested:

	06/08/07	06/29/07	07/31/07	08/31/07	09/28/07	10/31/07	11/30/07	12/31/07
FBCM Common Stock	$100	$94	$81	$74	$73	$71	$56	$53
S&P 500 Index	100	100	97	98	102	103	99	98
FBCM Peer Group Index	100	93	83	84	89	91	83	76

Our Peer Group Index includes the following companies in the broker-dealer industry: Cowen Group, Inc., Evercore Partners Inc., Jefferies Group Inc., JMP Group Inc., KBW, Inc., Lazard Ltd., Piper Jaffray Companies, Southwest Group Inc. and Thomas Weisel Partners Group, Inc. The total return calculations reflected in the foregoing graph were performed by Securities Industry Analytics, LLC.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$289,545	$190,576	$374,658	$397,940	$256,498
Advisory	34,063	24,148	17,759	30,115	14,815
Institutional brokerage:
Principal transactions	10,152	5,814	15,980	20,445	23,964
Agency commissions	104,633	100,855	82,551	89,492	50,048
Mortgage trading interest income	—	51,148	30,859	—	—
Mortgage trading net investment loss	—	(3,298)	(3,820)	—	—
Asset management:
Base management fees	23,549	19,871	22,080	19,045	11,554
Incentive allocations and fees	401	1,327	1,929	10,940	8,380
Net investment (loss) income	(4,497)	3,372	4,611	6,116	21,880
Interest income	25,760	20,934	26,006	6,691	4,431
Other	1,290	3,892	2,826	1,613	835

Total revenues	484,896	418,639	575,439	582,397	392,405
Interest expense	5,337	54,543	42,630	988	452

Revenue, net of interest expense	479,559	364,096	532,809	581,409	391,953

Non-interest expenses:
Compensation and benefits	287,752	225,712	277,698	304,984	206,952
Professional services	45,303	43,712	53,834	40,021	18,685
Business development	37,356	33,772	39,335	43,456	20,531
Clearance and brokerage fees	12,373	11,715	8,690	8,894	6,816
Occupancy and equipment	33,197	30,039	23,379	13,743	8,651
Communications	22,434	20,039	17,354	13,044	8,264
Other operating expenses	15,868	12,219	18,500	7,997	6,156

Total non-interest expenses	454,283	377,208	438,790	432,139	276,055

Income (loss) before income taxes	25,276	(13,112)	94,019	149,270	115,898
Income tax provision (benefit)	20,032	(3,271)	45,934	59,516	44,474

Net income (loss)	$5,244	$(9,841)	$48,085	$89,754	$71,424

Basic and diluted earnings (loss) per share	$0.08	$(0.18)	$1.05	$1.95	$1.55
Weighted-average shares (in thousands): (1)
Basic	64,123	54,137	46,000	46,000	46,000
Diluted	64,187	54,137	46,000	46,000	46,000

(1)

The weighted average shares outstanding used in the calculation of earnings per share is presented assuming the issuance of 1,000 shares associated with our formation and 45,999,000 shares associated with the contribution transaction prior to our July 2006 private offering for the years ended December 31, 2005, 2004, and 2003. The weighted average shares outstanding used in the calculation of earnings per share for the year ended December 31, 2006, is presented assuming the issuance of 46,000,000 shares, previously discussed, as of January 1, 2006, and the effect of 18,000,000 shares issued in our July 2006 private offering.

	As of December 31,
	2007	2006	2005	2004	2003
					(unaudited)
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$383,558	$151,417	$162,434	$199,111	$61,041
Restricted cash	—	—	6,082	7,156	—
Mortgage-backed securities	—	415,391	—	—	—
Trading securities, at fair value	19,057	18,180	1,034,388	7,744	4,932
Reverse repurchase agreements	—	—	283,825	183,375	—
Long-term investments	84,076	32,343	34,456	50,595	65,347
Other	122,041	142,088	161,802	238,732	228,148

Total assets	$608,732	$759,419	$1,682,987	$686,713	$359,468

Liabilities:
Trading account securities sold but not yet purchased, at fair value	$206	$202	$150,547	$17,176	$9,525
Commercial paper	—	—	136,016	183,644	—
Repurchase agreements	—	189,155	929,363	—	—
Accounts payable and other liabilities	101,786	85,674	218,093	240,828	172,408

Total liabilities	101,992	275,031	1,434,019	441,648	181,933

Shareholders’ equity	506,740	484,388	248,968	245,065	177,535

Total liabilities and shareholders’ equity	$608,732	$759,419	$1,682,987	$686,713	$359,468

	Year ended December 31,
	2007	2006	2005	2004	2003
Statistical Data (unaudited):
Total employees (1)	758	702	761	664	473
Net revenue per employee	$633	$519	$700	$876	$829
Pre-tax return on average equity	5%	(4)%	38%	71%	89%
Compensation and benefits expense as a percentage of net revenues	60%	62%	52%	52%	53%

(1)	As of end of the period reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. Since the founding of certain predecessor entities of FBR Group, we have grown from a boutique investment bank with primary expertise in financial institutions into a top-ranking U.S. investment bank. We are a majority owned subsidiary of FBR TRS Holdings, Inc., which is a wholly-owned subsidiary of FBR Group.

Through our principal operating subsidiaries, FBR & Co. (an SEC-registered broker-dealer), FBRIL, (a broker-dealer registered with the United Kingdom’s FSA), FBRIM, (an SEC-registered investment adviser) and FBR Fund Advisers, (also an SEC-registered investment adviser), we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”), advisory, restructuring, recapitalization and strategic alternative analysis;

•	institutional sales and trading services;

•	research coverage;

•	asset management services through a group of proprietary mutual funds, private equity funds, venture capital funds, hedge funds and funds of funds;

•	private wealth management services to high net worth individuals, families, foundations, pension funds, endowments and other private entities; and

•

proprietary investment returns to our shareholders through merchant banking and other strategic direct investments, including our agency-backed mortgage backed security investments, that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in eight broad industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these eight sectors as our “core sectors.” In 2007, we executed 91 banking assignments with a total transaction value of over $16.0 billion, including $5.0 billion in lead-managed equity capital raising transactions, and advised on 40 M&A and advisory transactions representing $4.4 billion in aggregate transaction value. As of December 31, 2007, we were a market-maker or trader in more than 870 securities, provided sales and trading services to more than 700 institutional clients and provided independent research on more than 500 companies.

On the asset management side of our business, through FBRIM and FBR Fund Advisers, our SEC-registered investment adviser subsidiaries, we provide clients with a range of investment choices that includes a family of mutual funds, private equity funds, venture capital funds, hedge funds and funds of funds. Our private wealth group offers a broad array of services to high net worth investors, institutions, and foundations. As of December 31, 2007, we had $2.5 billion in assets under management.

During 2007, we invested $70.7 million of our own capital in merchant banking investments alongside FBR Group and our institutional capital markets clients.

We were formed as a fully consolidated taxable subsidiary of FBR Group in June 2006. In July 2006, FBR Group contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm that made a strategic investment in our company. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” As a result of our July 2006 private offering, FBR Group subsequently sold about 28% of its ownership in our company. We became a publicly- traded company listed on The NASDAQ Global Select Market (Nasdaq: FBCM) in June 2007 when FBR Group and certain other shareholders sold an aggregate of 12,960,950 in an underwritten secondary public offering. As a result of our initial public offering, FBR Group reduced its ownership in our company to just above 50%. As a result of repurchases of shares of our common stock in the third quarter of 2007, FBR Group beneficially owned approximately 52% of our outstanding shares of common stock as of December 31, 2007.

Our business is comprised of the following three business segments: capital markets, which includes investment banking and institutional brokerage (including institutional sales and trading and research); asset management, which includes private wealth management and principal investing (including merchant banking). Prior to our July 2006 private offering, we reported our business in two segments, capital markets and asset management. Subsequent to our July 2006 private offering, we initiated certain principal investing activities. In conjunction with the initiation of principal investing activities, we reclassified certain of our long-term investments, including equity securities and fund investments previously included in capital markets and asset management, respectively, to the principal investing segment. Accordingly, segment information for prior years has been revised to conform to the current presentation.

Business Environment

As an investment banking, institutional sales, trading and research and asset management firm, our businesses are materially affected by conditions in the U.S. financial markets and general U.S. economic conditions. The market environment was generally favorable for our businesses in the first half of the 2007 fiscal year. These favorable conditions resulted from a number of factors, including strong equity markets, continued strength in the economy, tightening credit spreads, active trading volumes, and strong underwriting activities. During the second half of the 2007 fiscal year, the economy was affected by the deterioration within the subprime residential mortgage asset category, weakness in the housing sector became worse than most observers expected, and dislocations began to occur beyond the residential mortgage component of credit markets. Also during the latter part of 2007, risk aversion escalated following rating downgrades of certain structured assets which, in part, led to many market participants re-pricing assets and taking large write-downs. Central banks sought to prevent a more serious downturn through interest rate and liquidity actions. The year ended with dislocated inter-bank markets, constrained bank balance sheets and credit uncertainty regarding monocline issuers and structured investment vehicles.

U.S. equity markets rose over the first three quarters of the year, but experienced high volatility in the second half of the year. Equity underwriting activity fell off in the second half of the year, and the fourth quarter slowdown in capital markets activity following the August dislocation in credit markets was particularly severe. Finally, corporate activity levels in completed and announced M&A transactions were up compared to the prior year.

U.S. economic growth was approximately 2.2% for 2007 and is forecasted to be lower for 2008. During 2007, the housing market weakened, business confidence declined, and in the last six months of the year, consumer confidence dropped. The labor market followed the same trajectory, showing signs of deterioration in the second half of the year as unemployment levels increased modestly and payroll data showed some signs of weakness. Responding to concerns over liquidity in the financial markets, the U.S. Federal Reserve reduced rates three times during the year and made additional rate cuts in January 2008, and most observers anticipate additional reductions will occur in the early part of 2008. Long-term bond yields declined, with the 10-year Treasury note ending the year down 63 basis points at 4.03%. The S&P 500 Index, Dow Jones Industrial Average and NASDAQ composites were up 5.49%, 8.88% and 9.81%, respectively from year-end 2006 levels. The current high levels of U.S. home inventories suggest that an extended period of construction declines and housing price cuts will combine with tighter credit conditions and increasing oil prices to slow down consumer spending. We believe those conditions will continue to strain the capital markets and will decrease the U.S. growth rate, resulting in what we believe will be lower levels of capital markets activity in 2008.

We believe 2008 is going to be a low growth year with continued dampened capital markets activity across the industry, both here and overseas. Our growth outlook is dependent on how extended and severe the credit dislocation may be, results from fiscal and monetary policy actions, accessibility of liquidity and the direction of oil prices. The underpinnings of these growth assumptions also form our view on prospective investment banking, institutional sales, trading and research and asset management activity.

Executive Summary

For the year ended December 31, 2007, our total revenues, net of interest expense, were $479.6 million and our net income was $5.2 million, compared to total net revenues of $364.1 million and a net loss of $9.8 million for the year ended December 31, 2006. For the year ended December 31, 2005, our total revenues, net of interest expense were $532.8 million and our net income was $48.1 million.

The following is an analysis of our operating results for the years ended December 31, 2007, 2006 and 2005.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT sectors. Historically, we have focused on small and mid-cap stocks, although our institutional research coverage and institutional brokerage activities increasingly involve larger-cap stocks. By their nature, our capital markets business activities are highly competitive and are subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period. The following tables provide a summary of our results within the capital markets segment (dollars in thousands).

	For the year ended December 31,
	2007	2006	2005
Revenues, net of interest expense:
Investment banking	$323,608	$214,724	$392,417
Institutional brokerage	112,351	107,622	99,444
Net interest income	9,451	4,292	6,468
Other	1,396	5,606	5,100

Total	446,806	332,244	503,429

Operating Expenses:
Variable	220,154	160,415	212,698
Fixed	197,575	186,052	196,052

Total	417,729	346,467	408,750

Pre-tax income (loss)	$29,077	$(14,223)	$94,679

The pre-tax income from our capital markets segment increased to $29.1 million for the year ended December 31, 2007 from a loss of $14.2 million for the year ended December 31, 2006. This increase was primarily attributable to a $108.9 million increase in investment banking revenues during 2007, reflecting a higher volume of capital raising activity, primarily during the first six months of 2007, in our real estate, financial services and TMT sectors. Through June 30, 2007, we had generated $226.8 million in investment banking revenues. However, due to the disruption in the credit markets in August 2007, market conditions deteriorated significantly during the last five months of 2007. As a result of these conditions, we were unable to maintain the level of revenue growth achieved in the first six months of 2007 and for the year, generated $323.6 million of investment banking revenues. Of this total revenue in 2007, we recognized $195.5 million related to sole-managed private placement transactions. This compared to total investment banking revenues of $214.7 million in 2006, of which $130.4 million related to sole-managed private placement transactions. Our institutional brokerage sales and trading net revenues increased $4.7 million, or 4.3%, for the year ended December 31, 2007 compared to the prior year. Our variable costs increased by 37.2% or $59.7 million, which was directly related to an increase in variable compensation of 40.3% or $49.3 million due to the increased capital raising revenues primarily in the first half of 2007. Our fixed expenses increased by 6.2% or $11.5 million during 2007. This increase was primarily related to the cost of restricted stock awards granted in June 2007 at the time of our initial public offering as well as costs associated with our efforts to expand our business activities internationally.

The pre-tax income from our capital markets segment decreased to a pre-tax loss of $14.2 million in 2006 from pre-tax income of $94.7 million in 2005. This decrease was primarily attributable to a 45%, or $177.7 million, decrease in investment banking revenues during 2006, as a result of the Company completing fewer private equity placements and initial public offerings in 2006 as compared to 2005. This decrease reflects a lower volume of capital raising activity in our financial institutions and real estate sectors due primarily to the adverse effects of a continued inverted yield curve during 2006. Our institutional brokerage net revenues increased by 8%, or $8.2 million during 2006, which was primarily attributable to a 22% increase in agency commissions offset by a decrease in revenues from principal transactions. Our variable costs decreased by 25%, or $52.3 million in 2006, which was attributable to a decrease in variable compensation of 30% or $52.4 million in 2006. This decrease in variable compensation was related to the decrease in investment banking revenues offset by an increase in institutional brokerage net revenues. In addition, a decrease in variable expenses associated with investment banking transactions of $2.9 million was completely offset by an increase in clearing and brokerage fees as a result of the increase in institutional brokerage net revenues. Our fixed and corporate expenses decreased by 5% or $10.0 million in 2006. This decrease was primarily attributable to the $7.5 million incurred in 2005 relating to the proposed settlements with the SEC and the NASD, which have since been accepted by the SEC and NASD, relating to a transactions we completed in 2001 (See Note 10 to our consolidated financial statements).

Investment Banking

Our investment banking activities consist of a broad range of services, including underwritings, public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. Revenues from our investment banking operations totaled $323.6 million for the year ended December 31, 2007, representing an increase of 50.7% from the prior year. In 2007, our investment banking team executed 91 banking assignments with a total transaction value of over $16.0 billion, including $5.0 billion in lead-managed equity capital raising transactions. Highlights for lead-managed capital raises during 2007 include:

•	$1.1 billion in six initial public offerings

•	$2.5 billion in 11 private placements

•	$1.4 billion in eight follow-on, secondary and preferred public equity offerings

In addition, during 2007 our M&A group completed 40 successful mergers, acquisitions and advisory assignments, representing $4.4 billion in aggregate transaction value.

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

	2007	2006	2005
Capital raising:
Institutional private equity offerings and private placements	$197,219	$139,276	$225,489
Initial public offerings	39,164	13,727	69,493
Follow-on, secondary and preferred public equity offerings	52,414	35,121	53,128
Asset-backed securities and high yield debt offerings	748	2,452	26,548

Total capital raising	289,545	190,576	374,658
Advisory services	34,063	24,148	17,759

Total investment banking	$323,608	$214,724	$392,417

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. In a rapidly changing trading environment characterized by continuing pressure on commission rates, revenue from institutional brokerage (principal transactions and agency commissions) was up 7.6% on a year-to-year basis, increasing to $114.8 million in 2007 from $106.7 million in 2006, including certain revenues attributed to our asset management segment. The increase in revenue is due to our expansion of sales and trading personnel and a reduction in trading losses.

In May 2005, we initiated certain fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities. These fixed income trading activities continued through October 2006. During the third quarter of 2006, we made a decision to sell our trading positions. At present, we do not expect to redeploy capital to fixed income trading activities. Revenues, net of related interest expense related to institutional brokerage activities are (dollars in thousands):

	2007	2006	2005
Principal transactions	$10,152	$5,814	$15,980
Agency commissions	104,633	100,855	82,551
Mortgage trading interest and net investment loss	—	47,850	27,039

	114,785	154,519	125,570
Interest expense	—	44,472	23,743

Institutional brokerage revenues, net of interest expense	$114,785	$110,047	$101,827

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.5 billion at December 31, 2007, increasing from $2.4 billion at December 31, 2006. Net assets under management increased 4.4%, or $103.5 million, during 2007 as a result of mutual fund inflows, primarily related to the FBR Focus Fund, during the period. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	For the year ended December 31,
	2007	2006	2005
Revenues, net of interest expense:
Base management fees	$23,549	$19,871	$21,495
Incentive allocations and fees	401	1,327	1,929
Other	2,500	1,518	2,380

Total	26,450	22,716	25,804

Operating Expenses:
Variable	16,171	12,496	15,600
Fixed	17,360	18,097	14,019

Total	33,531	30,593	29,619

Pre-tax loss	$(7,081)	$(7,877)	$(3,815)

The pre-tax loss from our asset management activities decreased to a pre-tax loss of $7.1 million in 2007 from a pre-tax loss of $7.9 million in 2006 based primarily on the increase in net assets under management noted above and the fees earned on those assets. We recorded $23.5 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2007, as compared to $19.9 million for the year ended December 31, 2006. Our annualized effective fee during the fourth quarter of 2007 on the period end net assets under management was 87 basis points. Variable costs for this segment, primarily subadvisory fees, increased as a result of the change in net revenues. The increase in variable costs was offset by a 4% decrease in fixed expenses, primarily support services costs.

The pre-tax loss from our asset management activities increased to a pre-tax loss of $7.9 million in 2006 from pre-tax loss of $3.8 million in 2005. The increase in pre-tax loss was primarily attributable to a decrease in net revenues of 12% or $3.1 million during 2006 as a result of a decrease in average assets under management during 2006 as compared to 2005 and the fees earned from those assets. The decrease in the average assets under management related principally to the closure of six hedge funds and offshore funds during 2006 and 2005. Variable costs for this segment decreased in relation to the decrease in net revenues. However, this decrease in variable costs was more than offset by the increase in fixed expenses related to additional support services being provided to this segment.

The following provides details relating to our assets under management (dollars in millions):

	December 31, 2007
	Gross (1)	Net (2)
Managed accounts	$347.1	$347.1
Mutual funds
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Hedge and offshore funds	52.1	50.7
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

	December 31, 2006
	Gross (1)	Net (2)
Managed accounts	$259.9	$259.9
Mutual funds
Equity	1,749.6	1,743.4
Fixed income and money market	212.3	211.3
Hedge and offshore funds	97.5	96.4
Private equity funds	42.2	40.5

Total	$2,361.5	$2,351.5

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize from our hedge fund, venture capital and private equity activities are based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Principal Investing

As of December 31, 2007, our principal investing activity consists of investments in merchant banking investments and investments in hedge and venture funds.

We initiated principal investing activities in the fourth quarter of 2006. Prior to the fourth quarter of 2006, we had no comparable principal investing activities. In conjunction with the initiation of the principal investing activities during 2006, we reclassified certain of our long-term investments, including equity securities and fund investments previously included in the capital markets and asset management segments, respectively, to the principal investing segment. Accordingly, segment information for prior years has been revised to conform to the current presentation. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2007	2006	2005
Revenues, net of interest expense:
Net investment (loss) income	$(4,507)	$3,136	$2,339
Net interest income	10,096	6,000	651
Other	714	—	586

Total	6,303	9,136	3,576

Operating Expenses:
Variable	105	148	421
Fixed	2,918	—	—

Total	3,023	148	421

Pre-tax income	$3,280	$8,988	$3,155

The pre-tax income from our principal investing activities decreased to $3.3 million in 2007 from $9.0 million in 2006. The decrease in pre-tax income was attributable to the $4.5 million net investment loss recorded in 2007, reflecting $8.3 million of impairment losses recorded relating to certain merchant banking and other investments, offset by interest income earned from the investment of the proceeds received from our July 2006 private offering. Pre-tax income in 2007 also included $2.9 million of fixed expenses in this segment. These costs are not comparable to prior years as direct costs were not attributed to this segment until 2007.

The pre-tax income from our principal investing activities increased to $9.0 million in 2006 from $3.2 million in 2005. The increase in pre-tax income was primarily attributable to the net interest income earned on the investment of the proceeds received from our July 2006 private offering of $5.9 million.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $84.1 million as of December 31, 2007. Of this total, $58.3 million was held in the merchant banking portfolio, $17.0 million was held in investment funds, and $8.8 million was held in other long-term investments.

The following table provides additional detail regarding the Company’s merchant banking and other long-term investments as of December 31, 2007 (dollars in thousands):

	December 31, 2007
Merchant Banking Investments	Number of Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Cohen Financial (1),(2)	112,892	$1,129	$1,129
Cypress Sharpridge Investment, Inc. (1)	268,802	2,500	2,500
Ellington Financial LLC (1)	1,438,750	27,048	27,048
FSI Realty Trust (1),(2)	376,344	753	753
Grubb & Ellis Co.	236,558	1,519	1,516
Muni Funding of America, Inc. (1)	375,000	3,487	3,487
Orion Marine Group	398,247	5,000	5,974
RAIT Financial Trust (Preferred Series C) (2)	49,000	696	696
Star Asia Finance, Lmited (1)	400,000	3,720	3,720
Thornburg Mortgage Inc. (Preferred Series F)	185,026	4,394	4,441
Thunderbird Resorts, Inc. (1)	836,320	7,000	7,000

Total merchant banking investments		$57,246	$58,264

Investment funds			16,958
Other investments			1,111
Investment securities—marked to market			7,743

Total long-term investments			$84,076

(1)	As of December 31, 2007, these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges in 2007 of $3.9 million relating to Cohen Financial, $2.7 million relating to FSI Realty Trust and $0.4 million relating to RAIT Financial Trust.

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

Since our July 2006 private offering, we have invested in short-term liquid investments as well as agency-backed mortgage-backed securities. Such investments had a carried or implied AAA rating. Our mortgage-backed securities investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed partially by repurchase agreement borrowings. During the quarter ended March 31, 2007, all agency-backed mortgage-backed securities investments, held as of December 31, 2006, were sold. Accordingly, during 2007, our liquid capital has been invested primarily in short-term liquid investments. For the year ended December 31, 2007, we recorded net interest income of $10.1 million from these investments as compared to $6.0 million during 2006. In addition, we earned net interest income on liquid capital held by our broker-dealer. For the year ended December 31, 2007 and 2006, we recorded net interest income on non-institutional brokerage activities of $9.5 million and $4.8 million, respectively, included in our capital markets segment.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; agency commissions, principal transactions and mortgage trading interest and net investment income in institutional brokerage; base management fees and incentive allocations and fees in asset management, and with respect to principal investing activities, net investment income, including realized gains or losses, and dividends from merchant banking investments, earnings from investment funds, and net interest income from principal investing activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the core sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales and trading staff. Principal brokerage transactions are dependent on these same factors and on trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the capital on which our base management fees are calculated and the amount and performance of capital on which we have the potential to generate incentive income. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell or buy financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net investment income, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated in the past, and we anticipate that they are likely to continue to fluctuate in the future, based on these factors.

In our principal investing activities, merchant banking and other long-term investments are subject to market risk caused by illiquidity, due to selling restrictions on our investment or lack of trading volume, and volatility in the markets in which we would seek to sell these investments. As a result, net investment income and dividends generated from these investments, may fluctuate as a result. Also, mortgage-backed securities that are financed by repurchase agreement borrowings are interest sensitive financial instruments. To the extent we invest in mortgage-backed securities, we are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve.

Investment Banking

Capital raising revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities and Rule 144A institutional equity placements. We act in varying capacities in our underwriting activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Advisory revenue consists primarily of advisory fees and reimbursed expenses associated with such activities. Advisory fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in listed and other equity securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses on equity securities are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

Agency commissions consist of revenue resulting from the execution of exchange-listed securities and other transactions as agent.

Mortgage trading activities include buying and selling mortgage-backed securities and other structured securities in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). We have managed market risk associated with these securities positions primarily through forward purchases and sales of such securities. These transactions result in interest income and net investment gain/loss.

Asset Management

We receive asset management revenue in our capacity as the investment manager to advisory clients, including our mutual funds, as general partner of several hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. Management fees and incentive income on investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the financial services, real estate and technology sectors. Incentive income is likely to fluctuate with the performance of securities of these sectors.

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity securities, impairment losses related to investments in marketable and non-public equity securities, unrealized gains and losses on investments held at FBR & Co., and income from investment funds.

We record allocations for our proportionate share of the earnings or losses of the hedge, private equity and venture funds and other partnerships in which we have made investments. Income or loss allocations are recorded in net investment income in our statements of operations.

Net investment income also includes unrealized gains and losses on investments held at FBR & Co. In connection with certain capital raising transactions, we have received and hold warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, we may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, we carry the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. We value warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

Interest Income

Interest income unrelated to brokerage activities includes interest earned on treasury management investments, which includes interest income earned on mortgage-backed securities and other interest-bearing accounts, reverse repurchase agreements issued to mortgage originators through our warehouse lending facility and borrowing arrangements with affiliates.

Other Revenue

Other revenue primarily includes miscellaneous dividends and fees.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and commercial paper borrowings, as well as costs of subordinated credit lines and other financings.

Compensation and benefits expense includes base salaries as well as incentive compensation. Incentive compensation varies primarily based on revenue production and net income. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits includes non-cash expenses associated with all stock-based awards granted to employees.

Professional services expenses include legal and consulting fees, recruiting fees and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees are, to a large extent, variable with revenue.

Business development expenses include travel and entertainment expenses related to investment banking transactions, costs of conferences, sponsorships and advertising, including costs associated with the sponsorship of the PGA TOUR’s FBR Open. Expenses that are directly related to investment banking transactions are variable with revenue.

Clearing and brokerage fees include trade processing expense that we pay to our clearing broker, and execution fees that we pay to floor brokers and electronic communication networks. These expenses are almost entirely variable based on our revenue.

Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment, software and leasehold improvements and expenses. These expenses are largely fixed in nature.

Communications expenses include voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue.

Other operating expenses include amortization of certain intangible assets, professional liability and property insurance, printing and copying, business licenses and taxes, offices supplies, interest related to taxes, penalties and fees, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data as a percentage of net revenues for the periods presented:

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Investment banking:
Capital raising	60.4%	52.3%	70.3%
Advisory	7.1%	6.6%	3.3%

Subtotal	67.5%	58.9%	73.6%

Institutional brokerage:
Principal transactions	2.1%	1.6%	3.0%
Agency commissions	21.8%	27.7%	15.5%
Mortgage trading interest income	—	14.1%	5.8%
Mortgage trading net investment loss	—	(0.9)%	(0.7)%

Subtotal	23.9%	42.5%	23.6%

Asset management:
Base management fees	4.9%	5.5%	4.1%
Incentive allocations and fees	0.1%	0.4%	0.4%

Subtotal	5.0%	5.9%	4.5%

Net investment (loss) income	(0.9)%	0.9%	0.9%
Interest income	5.4%	5.7%	4.9%
Other	0.2%	1.1%	0.5%

Total revenues	101.1%	115.0%	108.0%
Interest expense	1.1%	15.0%	8.0%

Revenues, net of interest expense	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	60.0%	62.0%	52.1%
Professional services	9.4%	12.0%	10.1%
Business development	7.8%	9.3%	7.4%
Clearance and brokerage fees	2.6%	3.2%	1.6%
Occupancy and equipment	6.9%	8.3%	4.4%
Communications	4.7%	5.5%	3.3%
Other operating expenses	3.3%	3.3%	3.5%

Total non-interest expenses	94.7%	103.6%	82.4%

Net income (loss) before income taxes	5.3%	(3.6)%	17.6%

Comparison of the Years Ended December 31, 2007 and 2006

Net income increased from a loss of $9.8 million during 2006 to income of $5.2 million during 2007. The increase in net income was primarily the result of the performance of our capital markets segment where, due to the substantial increase in capital raising revenue primarily in the first six months of 2007, pre-tax income increased from a loss of $14.2 million in 2006 to income of $29.1 million in 2007. This increase was offset in our principal investing segment where pre-tax income decreased from $9.0 million during 2006 to $3.3 million during 2007, primarily as a result of impairment losses which were recorded on certain merchant banking investments. The impairment losses incurred in 2007 related primarily to investments in equity securities of companies impacted by the current dislocation in the credit markets. Pre-tax loss from our asset management segment decreased from $7.9 million during 2006 to a pre-tax loss of $7.1 million during 2007. Our provision for income taxes was $20.0 million during 2007 as compared to a tax benefit of $3.3 million during 2006.

Revenues

Our net revenues increased 31.7% from $364.1 million during 2006 to $479.6 million during 2007 due to the changes in revenues and interest expense discussed below.

Capital raising revenue increased 51.9% from $190.6 million in 2006 to $289.5 million in 2007. The increase was attributable to an increase in amounts raised in sole-managed private placement transactions completed in 2007 as compared to 2006. The higher volume of capital raising activity related primarily to our real estate, financial services, and TMT sectors. We completed 12 private placements during 2007 generating $197.2 million in capital raising revenues as compared to 17 private placements during 2006 generating $139.3 million in capital raising revenue. In addition, we completed eight public transactions as lead manager raising capital of $1.4 billion in 2007 compared to eight public transactions as lead manager raising capital of $600 million in 2006.

Advisory revenue increased 41.5% from $24.1 million in 2006 to $34.1 million in 2007 as a result of increased merger and acquisition and advisory engagements. We completed 40 merger and acquisition and advisory engagements in 2007 as compared to 28 in 2006. The increase in engagements was a result of our transaction during the first quarter of 2007, with Legacy Partners, in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

Institutional brokerage revenue from agency commissions and principal transactions increased 7.6% from $106.7 million in 2006 to $114.8 million in 2007 as a result of increases in trading volume due to our expansion of sales and trading personnel in 2007 and a reduction in trading losses. In addition, during 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.3 million, reflecting $51.1 million in interest income, a net investment loss of $3.3 million and $44.5 million of interest expense. There was no comparable activity during 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 18.1% from $19.9 million in 2006 to $23.5 million in 2007. The increase was primarily attributable to the increase in average net assets under management in 2007 due in large part to an increase in average mutual fund assets, primarily as a result of inflows to the FBR Focus Fund. Asset management incentive allocations and fees decreased 69.2% from $1.3 million in 2006 to $0.4 million in 2007 as a result of fund performance during the period.

Net investment income includes gains/losses on merchant banking investments, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments and gains and losses on mark-to-market investment securities received in connection with capital raising activities. The decrease in net investment income from $3.4 million in 2006 to a loss of $4.5 million in 2007 was primarily due to impairment charges and losses on our long term investment portfolio of $9.3 million recorded during 2007. Impairment losses of $8.3 million in our merchant banking and long term investments related primarily to investments in equity securities of companies impacted by the current dislocation in the credit markets.

Net interest income from non-brokerage activities increased 72.9% from $11.8 million in 2006 to $20.4 million in 2007. This increase was primarily attributable to our investment of the proceeds received from our July 2006 private offering in short-term liquid investments.

Other revenues decreased 66.7% from $3.9 million in 2006 to $1.3 million in 2007 primarily due to a decrease in dividends on trading positions.

Expenses

Total non-interest expenses increased 20.4% from $377.2 million in 2006 to $454.3 million in 2007. This increase was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expense increased 27.5% from $225.7 million in 2006 to $287.8 million in 2007. This increase was primarily due to a $50.1 million, or 39.0%, increase in variable compensation associated primarily with increased investment banking revenues as well as increased stock compensation and severance costs incurred during 2007. Stock compensation expense in 2007 reflected the full-year effects of stock options granted in August 2006.

Professional services expenses increased 3.7% from $43.7 million in 2006 to $45.3 million in 2007 primarily due to increases in subadvisory fees due to the increase in certain mutual fund assets under management as well as services associated with investment banking transactions partially offset by a decrease in corporate legal costs related to litigation settled in 2006.

Business development expenses increased 10.7% from $33.8 million in 2006 to $37.4 million in 2007. This increase was primarily due to an increase in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 6.0% from $11.7 million in 2006 to $12.4 million in 2007. The increase was due to increased equity trading volumes.

Occupancy and equipment expense increased 10.7% from $30.0 million in 2006 to $33.2 million in 2007. This increase was primarily due to the investments made in upgrading our technology and office space.

Communications expense increased 12.0% from $20.0 million in 2006 to $22.4 million in 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflected our investments in technology infrastructure including our data center and disaster recovery systems.

Other operating expenses increased 30.3% from $12.2 million in 2006 to $15.9 million in 2007. This increase was due primarily to the increased costs associated with becoming a public company in the second quarter of 2007, such as insurance costs, directors costs and financial printing costs. Other operating expenses in 2007 included $4.5 million in costs indemnified and funded through capital contributions by FBR Group as compared to $3.0 million of such costs in 2006. Prospectively, we do not expect such items to be significant.

The total income tax provision changed from a $3.3 million tax benefit in 2006 to a $20.0 million tax provision in 2007 due to increased pre-tax income. Our effective tax rate was 79.3% in 2007 as compared to 24.9% in 2006. The disparity between the effective tax rates was due primarily to the discrete period reporting of the tax effects of restricted stock vesting as required under SFAS No. 123(R), “Share-based Payments” (“SFAS 123R”) as restricted stock awards vested at share prices lower than original grant date prices. Without these and other discrete items, the Company’s effective income tax rate would have been 47.8% and 37.8%, respectively, for the years ended December 31, 2007 and 2006.

Comparison of the Years Ended December 31, 2006 and 2005

Net income decreased from $48.1 million during 2005 to a loss of $9.8 million during 2006. This decrease reflected a significant reduction in capital raising revenues in 2006 as compared to 2005. This decrease in revenue was offset by a decrease in expenses from 2005 to 2006 which was primarily attributable to the variable nature of certain expenses related to investment banking activities and that our 2005 results included $7.5 million of expenses relating to proposed settlements with the SEC and the NASD (now FINRA), which have since been accepted by the SEC and NASD (now FINRA), relating to a transaction we completed in 2001 (see Note 10 to our consolidated financial statements). The 2006 net loss also included a $3.3 million income tax benefit as compared to a $45.9 million income tax provision recorded in 2005.

In addition, effective January 1, 2006, we adopted SFAS 123R. Pursuant to the provisions of SFAS 123R, we recorded $3.9 million of compensation and benefits expense relating to certain share-based payments.

Revenues

Our company’s net revenues decreased 31.7% from $532.8 million in 2005 to $364.1 million in 2006 due to the following changes in revenues and interest expense.

Capital raising revenue decreased 49.1% from $374.7 million in 2005 to $190.6 million in 2006. The decrease was attributable to a decrease in amounts raised in private placement transactions as well as fewer lead- or co-lead-managed transactions completed in 2006 as compared to 2005. The lower volume of capital raising activity related primarily to our financial institutions and real estate sectors which were adversely affected by the continued inverted yield curve during 2006. We completed 17 private placements during 2006 generating $139.3 million in revenues compared to 16 private placements in 2005 generating $225.5 million in revenues. The average capital raised on sole-managed private placements decreased from $237.4 million per transaction in 2005 on 15 transactions to $209.7 million per transaction in 2006 on 15 transactions. In addition, during 2006 we managed 29 public offerings raising $7.7 billion, compared to 60 public offerings raising $15.5 billion in 2005.

Advisory revenue increased 35.4% from $17.8 million in 2005 to $24.1 million in 2006 due primarily to an increase in the average revenues generated from each transaction.

Institutional brokerage revenue from agency commissions and principal transactions increased 8.3% from $98.5 million in 2005 to $106.7 million in 2006, as a result of increases in trading volume due to our expansion of sales and trading personnel from 2005 to 2006 offset by a decrease in trading gains. In addition, in 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.3 million, reflecting $51.1 million in interest income, a net investment loss of $3.3 million and $44.5 million of interest expense compared to revenues net of interest expense of $3.4 million in 2005. The net revenue from our mortgage sales and trading activities remained consistent during the periods reflecting interest spread compression during 2006 as a result of the inverted yield curve.

Asset management base management fees decreased 10.0% from $22.1 million in 2005 to $19.9 million in 2006. The decrease was primarily attributable to the decrease in average net assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005, as well as a decrease in mutual fund administrative fees due to a decrease in average mutual fund assets under management. Asset management incentive allocations and fees decreased 31.6% from $1.9 million in 2005 to $1.3 million in 2006 primarily as a result of fund performance during the period.

Net investment income includes income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments and gains and losses on marked-to-market investment securities received in connection with capital raising activities. The decrease in net investment income from $4.6 million in 2005 to $3.4 million in 2006 was due to losses on investment securities and investment funds.

Arlington Funding, LLC, or Arlington Funding, was a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we had a relationship. We served as administrator and provided collateral for Arlington Funding’s commercial paper program. Through these arrangements, we were the primary beneficiary of Arlington Funding and consolidated this entity for financial reporting purposes. During 2006, we earned $9.1 million of interest income from our reverse repurchase agreement assets and incurred $8.7 million of interest expense from the related commercial paper liabilities. During 2005, we earned $18.5 million of interest income from our reverse repurchase agreement assets and incurred $16.5 million of interest expense from the related commercial paper liabilities. As of December 31, 2006, the Company had no outstanding commercial paper liabilities and held no reverse repurchase agreement assets. During 2007, the Company ceased these warehouse lending activities and did not issue commercial paper or enter into reverse repurchase agreements through Arlington Funding.

Interest income unrelated to our brokerage activities and Arlington Funding primarily related to interest earned on mortgage-backed securities and interest-bearing bank accounts and borrowing arrangements with affiliates. This interest income increased 57.3% from $7.5 million in 2005 to $11.8 million in 2006 due to the increase in the average cash balance as a result of our July 2006 private offering and investment in mortgage-backed securities during the fourth quarter of 2006 offset by a lower average balance of funds loaned to affiliates. See “—Quantitative and Qualitative Disclosures about Market Risk” for information regarding market risk, including interest rate risk.

Other revenues increased 39.3% from $2.8 million in 2005 to $3.9 million in 2006 primarily due to the increase in dividends related to certain investments held at the broker-dealer.

Expenses

Total non-interest expenses decreased 14.0% from $438.8 million in 2005 to $377.2 million in 2006. This decrease was caused by the following fluctuations in non-interest expenses:

Compensation and benefits expense decreased 18.7% from $277.7 million in 2005 to $225.7 million in 2006. This decrease was due to a $54.5 million decrease in variable compensation associated primarily with decreased investment banking revenues offset by the $3.9 million of compensation expense recorded pursuant to SFAS 123R.

Professional services expenses decreased 18.8% from $53.8 million in 2005 to $43.7 million in 2006 primarily due to decreased investment banking activities.

Business development expenses decreased 14.0% from $39.3 million in 2005 to $33.8 million in 2006. This decrease was primarily due to a decrease in advertising costs and other costs associated with our sponsorship of the PGA TOUR’s FBR Open, as well as costs associated with investor conferences. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue in 2006.

Clearing and brokerage fees increased 34.5% from $8.7 million in 2005 to $11.7 million in 2006. The increase was due to increased equity trading volumes as well as mortgage trading activities in the first nine months of 2006.

Occupancy and equipment expense increased 28.2% from $23.4 million in 2005 to $30.0 million in 2006, including an increase of $1.6 million in depreciation expense from $6.2 million in 2005 to $7.8 million in 2006. This overall increase was primarily due to the investments made in upgrading office space at our Arlington facilities, along with upgrades of technology.

Communications expense increased 14.9% from $17.4 million in 2005 to $20.0 million in 2006 primarily due to increased costs related to market data and customer trading services.

Other operating expenses decreased 34.1% from $18.5 million in 2005 to $12.2 million in 2006. This change reflected the $7.5 million operating expense incurred in 2005 relating to the proposed settlements with the SEC and the NASD (now FINRA), which have since been accepted by the SEC and NASD (now FINRA), discussed above (see Note 10 to our Consolidated Financial Statements), offset by costs incurred in 2006 in settlement of certain claims and disputes associated with our operating activities.

The total income tax provision changed from a $45.9 million tax expense in 2005 to a tax benefit of $3.3 million in 2006 due to current year losses. Our annualized effective tax rate was 24.9% for the year ended December 31, 2006 compared to 48.9% in 2005. The disparity between the effective tax rates was due primarily to the adoption of SFAS 123R in 2006 and the nondeductible nature of the $7.5 million in operating expense recorded in relation to the proposed settlements with the SEC and NASD (now FINRA), which have since been accepted by the SEC and NASD (now FINRA).

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing fund investments and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of proceeds from sales of securities, internally generated funds, dividends on equity securities, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under repurchase agreements and warehouse and corporate lines of credit, and future issuances of common stock, preferred stock, or debt securities.

Cash Flows

As of December 31, 2007, our cash and cash equivalents were $383.6 million representing a net increase in the balance of $232.1 million for the year ended December 31, 2007. The increase was attributable to $356.9 million of cash provided by investing activities and cash provided by operating activities of $73.7 million, offset by cash used in financing activities of $198.5 million. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows should we experience a decrease in earnings.

The cash provided by investing activities primarily related to the sale, during the first quarter 2007, of mortgage-backed securities which totaled $415.4 million as of December 31, 2006. These proceeds were used to paydown related repurchase agreement financings with the remainder invested in short-term liquid investments such as money market funds. During the year ended December 31, 2007, we also invested $75.3 million in equity securities as part of our merchant banking portfolio and other long-term investments.

The Company’s operating activities generated net cash inflows for the year ended December 31, 2007 of $73.7 million. Our cash inflows from operating activities reflected the impact of the increase in capital raising revenues and the resulting increase in accrued variable compensation as of December 31, 2007 due to increased investment banking transactions during the year ended December 31, 2007, primarily in the first half of 2007, as compared to the prior year.

The cash used in financing activities primarily related to the repayment during the first quarter 2007 of the repurchase agreements financing the mortgage-backed securities held as of December 31, 2006. Also, we repurchased 1 million shares of our common stock during the third quarter of 2007 for $13.0 million in accordance with a repurchase program approved by our board of directors.

As of December 31, 2006, our cash and cash equivalents totaled $151.4 million representing a net decrease in the balance of $11.0 million for the year ended December 31, 2006. The decrease is attributable to a use of cash of $244.5 million in investing activities offset by cash provided by operating activities of $29.2 million and financing activities of $204.3 million.

The company’s operating activities generated a cash inflow despite the net loss incurred for the year due to our decision to sell our trading positions related to our mortgage-backed securities trading activities in which the cash inflow from the sale of the securities and amounts received from the clearing broker were offset by the repayment of repurchase agreements associated with these securities. Our cash outflows from operating activities reflect the impact of the decrease in capital raising revenues and the resulting decrease in accrued compensation balances and other liabilities as of December 31, 2006 as compared to the prior year offset by a decrease in clearing broker receivables. The cash required to pay down these liabilities was generated from prior year earnings in which we generated significantly higher capital raising revenues.

The cash used in investing activities primarily relates to the purchase of $420.5 million in mortgage-backed securities for temporary investment purposes as we assessed the deployment of the capital received in the July 2006 private offering in support of current strategies and new endeavors.

This use of cash was offset by the reduction in activity of our warehouse lending facility in which we received $135.9 million in proceeds and proceeds received from the sale of long-term investments of $35.2 million.

The cash provided by financing activities primarily relates to the proceeds received from the July 2006 private offering and the financing of a portion of the mortgage-backed securities with repurchase agreements. These cash inflows were offset by the repayment of a temporary subordinated loan provided by FBR Group of $75.0 million that was outstanding as of December 31, 2005 and the repayment of commercial paper borrowings of $136.0 million associated with the reduction in activities of the warehouse lending facility, noted above.

As of December 31, 2005, our cash and cash equivalents totaled $162.4 million representing a net decrease in the balance of $36.7 million for the year then ended. The decrease reflects cash used in operating activities of $119.1 million, cash provided by investing activities of $118.5 million and cash used in financing activities of $36.1 million. Our company’s operating activities resulted in a cash outflow despite earnings of $48.1 million due to our initiation of mortgage-backed securities trading activities. Our cash outflows from operating activities also reflect the impact of the decrease in accrued compensation and other liabilities as of December 31, 2005, as compared to the prior year, which is a direct result of the decrease in capital raising, institutional brokerage and incentive allocation revenues offset by a decrease in clearing broker receivables. The cash required to pay down these liabilities was generated from prior year earnings in which we generated higher net revenues. Cash provided by investing activities includes $77.0 million of net loan repayments from FBR Group and $47.5 million of cash provided by the decrease in reverse repurchase agreements. Cash used in financing activities reflects $50.0 million of distributions to our parent offset by a net increase in cash provided by short-term borrowings.

Sources of Funding

We believe that our existing cash and cash equivalent balances totaling $383.6 million at December 31, 2007, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed our ready sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of December 31, 2007 and 2006, our liabilities totaled $102.0 million and $275.0 million, respectively, which resulted in a total liability to equity leverage ratio of 0.2 to 1 and 0.6 to 1, respectively. In addition to trading account securities sold short and other payables and accrued expenses, our liabilities as of December 31, 2006 also included $189.2 million of repurchase agreement borrowings with several financial institutions. The decreases in our total assets and liabilities as of December 31, 2007 reflects the effects of our decision during the first quarter of 2007 to sell our mortgage-backed securities and repay the related repurchase agreement borrowings.

Upon completion of our July 2006 private offering we entered into repurchase agreements with various financial institutions that were used in conjunction with our investments in mortgage-backed securities, we also entered into repurchase agreements as part of our previous fixed income trading activities. As of December 31, 2007, we had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2006, were repaid during the three months ended March 31, 2007. Subsequent to these repayments, we did not enter into any new repurchase agreement borrowings.

As of December 31, 2007, we had an unsecured revolving subordinated loan agreement with FBR Group with a $500 million available credit line and an expiration date of March 31, 2008. As of December 31, 2007 and

2006, there were no outstanding balances under this line of credit. Proceeds from these borrowings would be allowable in computing net capital under the SEC’s Uniform Net Capital Rule. We do not expect to renew this credit line upon expiration.

Assets

Our principal assets have historically consisted of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments.

As of December 31, 2007 and 2006, liquid assets consisted primarily of cash and cash equivalents of $383.6 million and $151.4 million, respectively. As of December 31, 2006, we also held $415.4 million in agency mortgage-backed securities.

The decrease in our total assets, as of December 31, 2007, reflects the effects of our decision during the three months ended March 31, 2007 to sell our mortgage-backed securities and repay the related repurchase agreement borrowings. As of December 31, 2006, our mortgage-backed securities portfolio was comprised entirely of agency-backed hybrid-ARM securities. Excluding principal receivable, which totaled $1.0 million, the total fair value of the portfolio was $414.4 million.

As of December 31, 2007, our long-term investments have primarily consisted of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner, and mutual funds managed by FBR Fund Advisors. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

Our investment portfolio is exposed to market and credit risks. On a quarterly basis, we review the valuations of our equity investments in privately-held companies. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other than temporary,” the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made. During the year ended December 31, 2007, we recorded impairment losses of $8.3 million relating to certain merchant banking and other investments. These impairment losses related primarily to investments in companies impacted by the current dislocation in the credit markets.

Regulatory Capital

FBR & Co., a U.S. broker-dealer, is registered with the SEC and is a member of FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2007, FBR & Co. had total regulatory net capital of $102.4 million, which exceeded its required net capital of $5.0 million by $97.4 million. In addition, FBRIL had regulatory capital (as defined by the FSA) in excess of required amounts at December 31, 2007. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets 2006 Long-Term Incentive Plan, our Board of Directors authorized a share repurchase program under which we could repurchase up to 1 million shares of outstanding common stock. During August 2007, in accordance with the authorized share repurchase program, we repurchased 1 million shares at a total cost of $13.0 million. In October 2007, our Board of Directors authorized the repurchase of up to an additional 5 million shares of common stock. There were no additional share repurchases during 2007. There were no shares repurchased during the year ended December 31, 2006.

Distributions and Contributions

As part of the formation of our company and prior to our July 2006 private equity offering, in FBRIM distributed $6.0 million of investment securities to FBR TRS Holdings and FBR & Co. and FBR Fund Advisors distributed cash of $8.9 million and $5.0 million, respectively, to FBR TRS Holdings.

During the year ended December 31, 2005, to support FBR Group’s dividend payments, we distributed cash and equity securities valued at $50.5 million to FBR Group. During the year ended December 31, 2005, in order to consolidate FBR Group’s mutual fund management contracts in one entity, FBR TRS Holdings contributed $9.4 million of management contract intangibles and certain other related assets to us.

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the completion of our July 2006 private offering and that arise out of actions or events that occurred prior to that offering. During the years ended December 31, 2007 and 2006, FBR Group incurred costs of $3.4 million and $4.1 million, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”, the Company includes such costs in its consolidated statements of operations and reflects a corresponding capital contribution from FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Minimum rental commitments (1)	2,659	2,641	2,550	2,864	2,421	9,356	22,491
Related party commitments (2)	13,237	14,083	11,606	14,642	14,605	15,405	83,578
Capital commitments (3)	—	—	—	—	—	—	—

Total contractual obligations	$15,896	$16,724	$14,156	$17,506	$17,026	$24,761	$106,069

(1)	These commitments are for operating leases of our company. We currently have no commitments associated with capital leases.
(2)	These commitments include contractual obligations to FBR Group and annual payments on multiple facilities leased by FBR Group that are maintained by us.
(3)	The table above excludes $0.9 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Credit Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in equity investments and mortgage-backed securities. Except for trading securities held by FBR & Co., none of these investments is held for trading purposes.

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, reputational and equity ownership risk through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with investment banking potential clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

We believe that our primary risk exposure is to equity and debt price changes and the resulting impact on our marketable trading and long-term investments and unrealized incentive income. Direct market risk exposure to changes in foreign exchange rates is not currently material to our business. Equity and debt price risk is managed primarily through the monitoring and reporting of capital exposure to various issuers.

We generally attempt to limit exposure to market risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of equity trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker.

Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2007 and 2006, we have recorded no liabilities with regard to the right. During the years ended December 31, 2007, 2006 and 2005, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

The securities industry is subject to numerous risks, including the risk of loss associated with the underwriting, ownership, and trading of securities, and the risk of reduced revenues in periods of reduced demand for security offerings and activity in secondary trading markets. Changing economic and market trends may negatively impact the liquidity and value of our investments and the level of security offerings underwritten by us, which may adversely affect our revenues and profitability.

Interest Rate Risk

Since the first quarter of 2007, we have not invested our liquid capital in mortgage-backed securities or reverse repurchase agreements or entered into repurchase agreement borrowings. As such, we currently are not subject to interest rate risk as a result of such investments and related borrowings. From time to time, however, subject to guidelines adopted by our Board of Directors, we intend to invest a portion of our excess liquidity in mortgage-backed securities and finance those investments with repurchase agreements, which are sensitive to interest rate changes. As a result, we would be exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. Our primary interest rate risk would be related to changes in both short and long term interest rates. As interest rates increase, the market value of any mortgage-backed securities we hold may decline, prepayment rates may go down, and duration may be expected to extend. If interest rates decline, the reverse is true for mortgage-backed securities.

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, certain of the companies in our merchant banking portfolio and in portfolios holding hedge and venture funds in which we invest are exposed to interest rate risk. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest and the companies in which the managers of our hedge and ventures fund holdings invest have their own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of these companies.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project which factors may affect the prices of equity securities and how much the effect might be, the impact a ten percent increase and a ten percent decrease in the prices of the equities held by our company would be as follows as of December 31, 2007. The fair value of the $19.1 million of trading portfolio securities held as of December 31, 2007, would increase or decrease to $21.0 million and $17.2 million, respectively, and the fair value of the $84.1 million of long-term investments held as of December 31, 2007, would increase or decrease to $92.5 million and $75.7 million, respectively.

Except to the extent that we sell our marketable equity securities or other long-term investments, or a decrease in their market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect our earnings, however an increase or decrease in the value of equity method investments, investment securities-marked to market, as well as trading securities will directly affect our earnings.

High Yield and Non-Investment Grade Debt and Preferred Securities

From time to time, we may underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of December 31, 2007, we have not underwritten, traded, invested in or made a market in a material amount of these securities.

Off-Balance Sheet Arrangements

Through indemnification provisions in agreements with clearing organizations, customer activities may expose us to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to manage the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP) and follow general practices within the industries in which it operates. The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Our significant accounting policies are presented in Note 2 to our consolidated financial statements. Our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates are discussed below.

Valuation of Private and Restricted Public Company Investments and Trading Securities

The private investment funds that we manage record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately-and publicly-held companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold. Our total investment in these private investment funds totaled $6.0 million as of December 31, 2007. Prospectively, this investment value will be adjusted to reflect our proportionate share of the funds’ income or loss, including realized and unrealized gains and losses on the funds’ underlying investments.

Substantially all financial instruments used in our trading and investing activities are carried at fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market transaction. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management, as discussed below under “Long-Term Investments.”

In connection with certain capital raising transactions, we have received and hold warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, we may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, these investments by their nature, have limited or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value may be made if there are third-party transactions evidencing a change in value. Downward adjustments also may be made, in the absence of third-party transactions, if we determine based on valuation models and estimates that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. We value warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model. As a result of these factors precise valuation of these financial instruments is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold. As of December 31, 2007, our investments in non-public equity securities and trading securities held at our broker dealer, totaled $20.7 million and our investments in stock warrants totaled $1.8 million.

Long-Term Investments

We account for our long-term investments in marketable equity securities that are held in non-broker dealer entities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale” or “trading,” and investments in equity securities be designated as either “available-for-sale” or “trading.” All of our long-term marketable equity securities are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income or loss, a component of shareholders’ equity. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

We evaluate available-for-sale securities and equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. In evaluating these investments for other than temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings (as opposed to through other comprehensive income jn the case of marketable equity securities, as such temporary changes in fair value would be).

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

As of December 31, 2007, we held $12.6 million of long-term investments accounted for under SFAS 115 and $46.4 million of non-public equity securities held in non-broker dealer entities.

Intangible Assets

We account for our intangible assets consisting primarily of acquired mutual fund management contracts (see Note 6 to our consolidated financial statements) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the values of the acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. The net value of these intangible assets was $9.8 million as of December 31, 2007. As of December 31, 2007, there were no significant indicators of impairment relating to the mutual fund management contracts underlying this value.

Accounting for Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. As of December 31, 2007, our net deferred tax assets totaled $14.9 million, and consisted primarily of stock compensation. Based on our evaluation, we are currently maintaining a $1.5 million valuation allowance for deferred tax assets related to the entity’s foreign operations as of December 31, 2007

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This Statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. We did not elect the fair value option on any existing assets or liabilities as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), ”Business Combinations.” SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 160 on our consolidated financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, of this Form 10-K “—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part II, Item 8, of this Form 10-K appears in a subsequent section of this report. See “Index to Consolidated Financial Statements of FBR Capital Markets Corporation” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief

Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed under the supervision of the firm’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report on Form 10-K:

1. Financial Statements. The audited consolidated financial statements of FBR Capital Markets Corporation required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this report on Form 10-K, including the notes thereto and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, thereon.

2. Financial Statement Schedules. We have not filed any financial statement schedules as part of this report on Form 10-K because these schedules are not required or because the information required to be included in these schedules has been included in the audited consolidated financial statements of FBR Capital Markets Corporation or the notes thereto.

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant.**

3.2	Amended and Restated Bylaws of the Registrant.**

4.1	Form of Certificate for Common Stock.****

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.**

4.3	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.**

4.4	Governance Agreement, dated as of July 20, 2006, among Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., Forest Holdings LLC and Forest Holdings (ERISA) LLC.**

4.5	Voting Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.**

10.1	2006 Long-Term Incentive Plan.**†

10.2	Form of Incentive Stock Option Agreement.**†

10.3	Form of Non-Qualified Stock Option Agreement.**†

10.4	Contribution Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.**

10.5	Corporate Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.**

10.6	Management Services Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.**

10.7	Services Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.**

10.8	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.**

10.9	Trademark License Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.**

10.10	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.**

Exhibit Number	Description

10.11	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.**

10.12	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.**

10.13	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.**

10.14	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.***†

10.15	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.***†

10.16	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.***†

10.17	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the Registrant and Friedman, Billings Ramsey Group. Inc.***

10.18	Amendment No. 1 to Management Services Agreement, dated April 5, 2007, between the Registrant and Friedman Billings Ramsey Group, Inc.***

10.19	Form of Amendment No. 1 to FBR Capital Markets Corporation 2006 Long-Term Insentive Plan.*****†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on this signature page to this report on Form 10-K and incorporated by reference herein).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
***	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
****	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
*****	Previously filed as Appendix A to our Definitive Information Statement on Schedule 14C, which was filed with the SEC on November 20, 2007, and incorporated by reference herein.
†	Management contract or compensatory plan or arrangement.

FBR CAPITAL MARKETS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FBR Capital Markets Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR Capital Markets Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 29, 2008

FBR CAPITAL MARKETS CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$383,558	$151,417
Receivables:
Investment banking	3,717	11,991
Asset management fees	1,991	2,197
Due from affiliates	7,306	1,407
Other	17,909	27,418
Investments:
Mortgage-backed securities, at fair value	—	415,391
Long-term investments	84,076	32,343
Trading account securities, at fair value	19,057	18,180
Due from clearing broker	—	28,691
Intangible assets, net	9,837	11,000
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	29,092	31,222
Prepaid expenses and other assets	52,189	28,162

Total assets	$608,732	$759,419

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$206	$202
Repurchase agreements	—	189,155
Accrued compensation and benefits	45,432	43,836
Accounts payable, accrued expenses and other liabilities	48,778	36,602
Due to affiliates	64	5,236
Due to clearing broker	7,512	—

Total liabilities	101,992	275,031

Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 66,002,838 and 64,000,000 shares issued and outstanding, respectively	66	64
Additional paid-in capital	412,805	395,778
Accumulated other comprehensive income	622	543
Retained earnings	93,247	88,003

Total shareholders’ equity	506,740	484,388

Total liabilities and shareholders’ equity	$608,732	$759,419

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Investment banking:
Capital raising	$289,545	$190,576	$374,658
Advisory	34,063	24,148	17,759
Institutional brokerage:
Principal transactions	10,152	5,814	15,980
Agency Commissions	104,633	100,855	82,551
Mortgage trading interest income	—	51,148	30,859
Mortgage trading net investment loss	—	(3,298)	(3,820)
Asset management:
Base management fees	23,549	19,871	22,080
Incentive allocations and fees	401	1,327	1,929
Net investment (loss) income	(4,497)	3,372	4,611
Interest income	25,760	20,934	26,006
Other	1,290	3,892	2,826

Total revenues	484,896	418,639	575,439
Interest expense	5,337	54,543	42,630

Revenues, net of interest expense	479,559	364,096	532,809

Non-Interest Expenses:
Compensation and benefits	287,752	225,712	277,698
Professional services	45,303	43,712	53,834
Business development	37,356	33,772	39,335
Clearing and brokerage fees	12,373	11,715	8,690
Occupancy and equipment	33,197	30,039	23,379
Communications	22,434	20,039	17,354
Other operating expenses	15,868	12,219	18,500

Total non-interest expenses	454,283	377,208	438,790

Income (loss) before income taxes	25,276	(13,112)	94,019
Income tax provision (benefit)	20,032	(3,271)	45,934

Net income (loss)	$5,244	$(9,841)	$48,085

Basic and diluted earnings (loss) per share	$0.08	$(0.18)	$1.05

Basic weighted average shares outstanding	64,122,797	54,136,986	46,000,000

Diluted weighted average shares outstanding	64,187,264	54,136,986	46,000,000

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income (Loss)
Balances at December 31, 2004	46,000,000	$46	$121,412	$3,300	$120,307	$245,065

Net income	—	—	—	—	48,085	48,085	$48,085
Contribution from FBR Group, Inc.	—	—	9,370	—	—	9,370
Distributions of cash and securities to FBR Group	—	—	—	—	(50,548)	(50,548)
Other	—	—	(324)	—	—	(324)
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	(2,680)	—	(2,680)	(2,680)

Comprehensive income	—	—	—	—	—	—	$45,405

Balances at December 31, 2005	46,000,000	$46	$130,458	$620	$117,844	$248,968

Net loss	—	—	—	—	(9,841)	(9,841)	$(9,841)
Contribution from FBR TRS Holdings, Inc.	—	—	3,899	—	—	3,899
Distributions to FBR TRS Holdings, Inc.	—	—	—	—	(20,000)	(20,000)
Issuance of common stock in private equity offerings	18,000,000	18	259,720	—	—	259,738
Stock compensation expense for options granted to purchase common stock	—	—	1,701	—	—	1,701
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	(77)	—	(77)	(77)

Comprehensive loss	—	—	—	—	—	—	$(9,918)

Balances at December 31, 2006	64,000,000	$64	$395,778	$543	$88,003	$484,388

Net income	—	—	—	—	5,244	5,244	$5,244
Contribution from FBR TRS Holdings, Inc.	—	—	3,425	—	—	3,425
Issuance of common stock	3,002,838	3	19,286	—	—	19,289
Repurchase of common stock	(1,000,000)	(1)	(13,017)	—	—	(13,018)
Stock compensation expense for options granted to purchase common stock	—	—	7,333	—	—	7,333
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	79	—	79	79

Comprehensive income	—	—	—	—	—	—	$5,323

Balances at December 31, 2007	66,002,838	$66	$412,805	$622	$93,247	$506,740

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$5,244	$(9,841)	$48,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,531	8,872	6,534
Income tax provision—deferred	(6,997)	(2,223)	1,086
Incentive allocations, fees, and net investment income from long-term securities.	5,664	(2,112)	(6,794)
Stock compensation	12,442	1,701	—
Gain on sale of mortgage-backed securities	(1,961)	—	—
Other	169	316	—
Changes in operating assets
Receivables
Clearing broker	36,204	42,235	24,250
Affiliates	(6,974)	2,039	4,277
Investment banking	8,274	(619)	(1,231)
Asset management fees	206	(152)	4,252
Interest, dividends and other	9,508	(20,574)	(5,886)
Trading account securities, at fair value	(5,053)	984,427	(1,026,644)
Reverse repurchase agreements related to broker-dealer activities	—	147,919	(147,919)
Prepaid expenses and other assets	(4,129)	(7,975)	1,079
Changes in operating liabilities
Securities sold but not yet purchased, at fair value	4	(150,345)	133,371
Repurchase agreements related to broker-dealer activities	—	(929,363)	929,363
Accounts payable, accrued expenses and other liabilities	(718)	(5,328)	(37,190)
Accrued compensation and benefits	11,330	(29,782)	(45,706)

Net cash provided by (used in) operating activities	73,744	29,195	(119,073)

Cash flows from investing activities
Purchases of mortgage-backed securities	(565,076)	(420,501)	—
Receipt of principal payments on mortgage-backed securities	17,961	5,629	—
Proceeds from sales of mortgage-backed securities	963,754	—	—
Advances to FBR Group	—	—	(62,141)
Repayments by FBR Group	—	8,417	139,121
Purchases of long-term investments	(75,296)	(6,107)	(1,515)
Proceeds from sales of investment securities	22,826	35,189	18,815
Purchases of furniture, equipment, software, and leasehold improvements	(6,256)	(3,758)	(23,288)
Proceeds from disposals of furniture, equipment, software, and leasehold improvements	—	683	—
Proceeds from reverse repurchase agreements, net	—	135,906	47,469
Purchase of Legacy Partners Group, LLC	(1,000)	—	—

Net cash provided by (used in) investing activities	356,913	(244,542)	118,461

Cash flows from financing activities
Contributions from Parent company	3,425	4,017	9
Distributions to Parent company	—	(13,993)	(50,000)
Decrease in due to affiliates, net	(4,097)	(23,572)	(13,446)
(Repayment of) proceeds from repurchase agreements, net	(189,153)	189,156	—
(Repayment of) commercial paper, net	—	(136,016)	(47,628)
Repurchases of common stock	(13,017)	—	—
Repayments of short term borrowings	—	(75,000)	(397,000)
Proceeds from short-term borrowings	—	—	472,000
Proceeds from issuance of common stock	4,326	259,738	—

Net cash (used in) provided by financing activities	(198,516)	204,330	(36,065)

Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	232,141	(11,017)	(36,677)
Cash and cash equivalents, beginning of period	151,417	162,434	199,111

Cash and cash equivalents, end of period	$383,558	$151,417	$162,434

Supplemental cash flows disclosures
Income tax payments	$38,647	$7,828	$51,271
Interest payments	4,734	53,036	41,599
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$—	$—	$376
Securities distributed to FBR Group, Inc. and FBR TRS Holdings, Inc.	—	6,007	548
Net assets contributed by FBR Group, Inc. and FBR TRS Holdings, Inc.	—	231,407	9,361

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR Capital Markets Corporation (the “Company”), a Virginia corporation, is a holding Company of which the principal operating companies are Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co”), Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), FBR Investment Management, Inc. (“FBRIM”) and FBR Fund Advisers, Inc. (“FBRFA”). The Company is a majority-owned subsidiary of FBR TRS Holdings, Inc. (“FBR TRS Holdings”), which is a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”). The Company is a fully consolidated subsidiary of FBR Group.

The Company was formed in June 2006 to be the holding company for FBR & Co., FBRIL, FBRIM, and FBRFA. On June 9, 2006, FBR TRS Holdings purchased 1,000 shares of the Company’s common stock for $0.10 per share.

In July 2006, the Company entered into a contribution agreement with FBR TRS Holdings pursuant to which FBR TRS Holdings contributed to the Company 100% of the outstanding capital stock of FBR Capital Markets Holdings, Inc. (the sole stockholder of FBR & Co. and FBRIL) and FBR Asset Management Holdings, Inc. (the sole stockholder of FBRIM and FBRFA) in exchange for the issuance of 45,999,000 shares of the Company’s common stock. This transaction resulted in the contribution of $231,047 of net assets to the Company.

Prior to the contribution transactions described above, FBR & Co., FBRIM and FBRFA distributed $20,000 in the aggregate, consisting of a $13,993 in cash dividend and a distribution of investment securities valued at $6,007, to FBR TRS Holdings.

FBR & Co. is an SEC-registered broker-dealer and member of Financial Institutions Regulatory Authority (“FINRA”) (formerly the National Association of Securities Dealers, Inc.). FBR & Co. acts as an introducing broker and forwards all transactions to clearing brokers on a fully disclosed basis. FBR & Co. does not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s capital raising and advisory activities were concentrated primarily on financial services, real estate, energy, healthcare and technology companies.

FBRIM, established in March 2003 from contributions from FBR Group to the Company, is an SEC- registered investment adviser that manages and acts as general partner, managing member or manager of various proprietary hedge and private equity funds. FBRIM also manages separate investment accounts. FBRFA is an SEC- registered investment adviser that manages The FBR Family of Funds.

Nature of Operations

The Company’s principal business activities, including capital raising, securities sales and trading, merger, acquisition and advisory services, proprietary investments, and venture capital and other asset management services, are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the financial services, real estate, technology, energy, healthcare, consumer and diversified industries sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The Company’s revenues from investment banking and incentive allocations or fees from asset management, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year-to-year.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2007, 2006 and 2005 investment banking revenue accounted for 67.5%, 59.0% and 73.6%, respectively, of the Company’s revenues, net of interest expense.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and FBR & Co., FBRIL, FBRIM and FBRFA, as well as Arlington Funding, LLC (Arlington Funding), a variable interest entity, of which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (FIN 46R). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, market information, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2007 and 2006, approximately 87% and 73%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Securities and Principal Investments

Mortgage-backed security transactions are recorded as purchases and sales on the date the securities are settled unless the transaction qualifies as a regular-way trade, in which case the transactions are accounted for as purchases or sales on a trade date basis. Any amounts payable or receivable for unsettled trades are recorded as “securities sold” or “securities purchased” in the Company’s balance sheets.

Long-term investments in marketable equity securities and mortgage-backed securities that are held in non-broker-dealer entities are classified as either available-for-sale or trading investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

The Company evaluates available-for-sale securities and investments in equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. In evaluating these investments for other than temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

Investments in proprietary investment funds including hedge, private equity and venture funds, in which the Company is the general partner or has a significant limited partner interest or is the managing member or manager, are accounted for using the equity method and the Company’s proportionate share of income or loss (including realized and unrealized gains and losses) is reflected in net investment income in the statements of operations.

The private investment funds are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Trading securities and long term investments owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the statements of operations. Realized and unrealized losses from such long term investments are reflected in net investment income in the statements of operations.

Realized gains and losses on sales of non-mortgage-backed securities are determined using the specific identification method. Realized gains and losses on mortgage-backed securities transactions are determined based on average cost. Declines in the value of available-for-sale investments below the Company’s cost basis that are determined to be other than temporary are reclassified from accumulated other comprehensive income (loss) and included in net investment income (loss) in the statements of operations. Declines in the value of cost method investments below the Company’s basis that are determined to be other than temporary are included in net investment income (loss) in the statement of operations.

Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value. Fair value is based generally on listed market prices or broker- dealer price quotations. The fair value of the Company’s mortgage-backed securities is based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management, as discussed below. These fair value amounts and estimates are subject to change based on changes in market conditions. Accordingly, it is reasonably possible that such fair values will change in the near term based on market conditions.

In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. These instruments are accounted for as derivatives with changes in fair value recorded to net investment income in the statement of operations under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended, and the balance is included in long-term investments in the balance sheet. Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, these investments by their nature, have limited or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value may be made if there are third-party transactions evidencing a change in value. Downward adjustments also may be made, in the absence of third-party transactions, if the Company determines based on valuation models and estimates that the expected realizable value of the investment is less than the carrying value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

Clearing Broker Receivables and Payables

The Company clears all of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. Based on the terms and conditions of the Company’s agreements with its clearing broker, the amount receivable from the clearing broker represents cash on hand with the clearing broker plus proceeds from unsettled securities sold and less amounts payable for unsettled securities purchased by the Company. The amounts payable are collateralized by securities owned by the Company.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Intangible Assets

The Company accounts for its intangible assets consisting of acquired mutual fund management contracts in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the values of the acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

Furniture, Equipment, Software and Leasehold Improvements

Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of three to fifteen years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful lives of three to five years.

Repurchase Agreements

Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be repurchased plus accrued interest.

Investment Banking Revenues

Capital raising revenues represent fees earned from private placements and from public offerings of securities in which the Company acts as underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the underwriting or private placement is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Institutional Brokerage Agency and Principal Revenues

Agency commissions consist of commissions earned from executing stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses from equity security transactions. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

Asset Management Revenues

The Company records two types of asset management revenue:

(1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment funds, mutual funds based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(2) The Company also receives incentive income based upon the operating results of the funds. Incentive income represents a share of the gains in the investment, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the funds based on what would be due to the Company if the fund terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocation in future periods.

Investment Funds

The Company’s subsidiary FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. Accordingly, the Company accounts for its investments in these entities using the equity method of accounting.

The Company records allocations for its proportionate share of the earnings or losses of certain hedge and private equity funds. Income or loss allocations are recorded in net investment income in the Company’s statements of operations. The funds record their investments at fair value with changes in fair value reported in the funds’ earnings at each reporting date. Accordingly, capital accounts at each reporting date include all applicable allocations of the funds’ realized and unrealized gains and losses.

Compensation

A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Pursuant to SFAS 123R, expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture of awards on the date of grant, rather than recognizing forfeitures as incurred as was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the modified prospective transition method, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. In addition, under the modified prospective transition method, results for year ended December 31, 2005 were not restated.

Prior to adopting SFAS 123R, we presented the cash flows related to income tax deductions in excess of compensation cost recognized on stock issued under restricted stock vesting and stock options exercised during the period as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess benefits to be classified as financing cash flows.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Pursuant to SFAS 123R, compensation expense recognized in the statement of operations for stock options for the year ended December 31, 2007, was $6,061 and a related tax benefit of $2,402 compared to compensation expense of $3,024 and a related tax benefit of $722 for the year ended December 31, 2006. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $508 and $865, respectively, related to shares offered under the FBR Group Employee Stock Purchase Plan for the years ended December 31, 2007 and 2006.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to SFAS 123, the Company continued to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense was recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option.

Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized.

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company’s equity and mortgage-backed securities accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity.

Earnings Per Share

The following tables present the computations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,123	64,123	54,137	54,137	46,000	46,000
Stock options and restricted stock (in thousands)	—	64	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	64,123	64,187	54,137	54,137	46,000	46,000

Net earnings (loss) applicable to common stock	$5,244	$5,244	$(9,841)	$(9,841)	$48,085	$48,085

Earnings (loss) per common share	$0.08	$0.08	$(0.18)	$(0.18)	$1.05	$1.05

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2005, the weighted average shares outstanding used in the calculation of basic and diluted earnings per share as presented in the consolidated financial statements of operations assumes the 46,000,0000 shares of common stock issued to FBR TRS Holdings in July 2006 were outstanding for each of the periods. For the years ended December 31, 2006 and 2007, the weighted average share calculation assumes the issuance of 46,000,000 shares, previously noted, and the effect of 18,000,000 shares of common stock that were sold in a private offering in July 2006 (see Note 11). Options to purchase 7,019,254 and 5,976,000 shares, respectively, of the Company’s common stock were outstanding as of December 31, 2007 and 2006. No options were outstanding for the year ended December 31, 2005. For the year ended December 31, 2007 and 2006, 7,019,254 and 5,976,000, respectively, of outstanding options were anti-dilutive and not included in the calculation of earnings per share.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This Statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company did not elect the fair value option on any existing assets or liabilities as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), ”Business Combinations.” SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 160 on our consolidated financial statements.

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide to Investment Companies and Accounting by Parent Companies and Equity Method

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

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

Note 3. Related-Party Transactions:

The Company is a member of an operating group of affiliates that may provide or receive services to and from each other. From time to time, FBR Group, the majority owner of the Company, and other affiliates may record other costs which, in part, may be based on the Company’s operations. During the years ended December 31, 2007, 2006 and 2005, FBR Group allocated to the Company certain costs relating to executive compensation and corporate overhead and the Company allocated to FBR Group and other affiliates certain overhead costs. Executive compensation costs allocated to the Company represent the Company’s proportionate share of executive compensation payable to FBR Group executive officers under the FBR Group Key Employee Incentive Plan. Overhead costs allocated to the Company by FBR Group represent charges for various corporate governance activities. Overhead costs allocated to FBR Group and other affiliates represent allocations for the use by these entities of various support services administered by the Company.

In July 2006, the Company entered into various inter-company and other contractual arrangements with FBR Group and Crestview Partners, a New York-based private equity firm (Crestview), including a management services agreement and a services agreement and other related party contractual arrangements.

Management Services Agreement

Under the management services agreement with FBR Group, which was terminated effective as of January 1, 2008, FBR Group has provided the Company with its executive management team, each member of which was responsible for performing, subject to the oversight of the Company’s Board of Directors, the services and activities customarily performed by persons holding the positions that each such member of the Company’s executive management team held with the Company or as otherwise requested by the Company’s Board of Directors from time to time. During the year ended December 31, 2006, the Company paid FBR Group an annual amount equal to 8.0% of the Company’s consolidated pre-tax earnings, plus an additional amount equal to 3.0% of the pre-tax earnings of the Company’s investment banking unit, in each case before deducting the amount payable to FBR Group. For the year ended December 31, 2007, the Company amended the management services agreement such that the Company paid FBR Group an amount equal to 8.0% of the Company’s consolidated pre-tax earnings before deducting the amount payable to FBR Group, plus a $1,500 flat fee grossed up for tax purposes and certain employee benefit expenses. The 8% amount represented the Company’s share of the FBR Group executive bonus pool payable under its Key Employee Incentive Plan. FBR Group pays annual bonuses out of this pool to the members of its executive management team, all of whom comprise the members of the Company’s executive management team and two of whom are members of the Company’s board of directors. The $1,500 amount represents the Company’s share of the base salaries payable by FBR Group to the FBR Group executive management team.

Historically, each of the Company’s subsidiaries has paid a portion of its pre-tax earnings to FBR Group in order to fund its pro rata portion of FBR Group’s executive bonus pool under FBR Group’s Key Employee Incentive Plan. These payments are included in compensation and benefits in the Company’s consolidated statements of operations for each of the last three fiscal years. The percentage of pre-tax earnings paid by the Company’s subsidiaries to fund FBR Group’s executive bonus pool has varied from year to year.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Services Agreement

Under the services agreement with FBR Group, the Company will provide, or cause one or more of its subsidiaries to provide, to FBR Group certain services, including various corporate overhead services, for fees based on costs incurred by the Company and its subsidiaries in providing the services. Similarly, FBR Group will agree to provide to the Company and its subsidiaries under the same services agreement certain services, including corporate development and certain asset management services, for fees based on costs incurred by FBR Group in providing the services. The costs being allocated under each of these agreements primarily consists of total compensation and benefits of the employees providing the services, professional services, including consulting and legal fees, and facility costs for the employees providing the services.

In addition, the Company will perform certain administrative services, including calculating and arranging for payment on behalf of FBR Group certain general expenses, including incentive compensation, long-term incentive compensation, insurance expenses and audit fees.

Cost Allocations

During the years ended December 31, 2007, 2006 and 2005, the Company was allocated $2,589, $-0- and $939, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group.

During the years ended December 31, 2007, 2006 and 2005, the Company decreased its other operating expenses by $5,636, $10,295 and $5,345, respectively, representing overhead costs allocated to affiliates. In addition, FBR Group allocated $-0-, $3,782 and $-0-, respectively, of costs to the Company associated with corporate governance overhead costs for the years ended December 31, 2007, 2006 and 2005.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the completion of the July 2006 private equity offering (see Note 11) and that arise out of actions or events that occurred prior to that offering. FBR Group has incurred $3,425 and $4,136, respectively, net of taxes in costs pursuant to these indemnification provisions for the years ended December 31, 2007 and 2006. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such costs in its statements of operations and reflects a corresponding capital contribution from FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, the direct majority owner of the Company.

Receivables and Payables

The Company currently has a revolving credit agreement with FBR Group for a loan amount of up to $200,000. From time to time, FBR Group borrows funds from the Company under this credit agreement to provide for its working capital needs. The loan is collateralized by public equity securities held in a segregated brokerage account in the name of the Company. As of December 31, 2007 and 2006, $-0- and $-0-, respectively, was outstanding under this credit agreement. The Company records monthly interest revenue at a rate equal to the Bear Stearns broker call rate plus 2%. The rate as of December 31, 2007, 2006 and 2005 was 7.25%, 8.25% and 6.75%, respectively and the amount of interest revenue recorded during the years ended December 31, 2007, 2006 and 2005 was $-0-, $1,208, and $2,300, respectively.

The Company also has a subordinated revolving loan agreement with FBR Group (see Note 7).

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

In addition, from time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group to be used for general operating purposes.

Receivable from affiliates consisted of the following as of the specified dates:

	December 31, 2007	December 31, 2006
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	$3,219	$383
Receivable from other affiliates	4,087	1,024

	$7,306	$1,407

Due to affiliates consisted of the following as of the specified dates:

	December 31, 2007	December 31, 2006
Payable to FBR Group	$—	$3,161
Payable to FBR TRS Holdings	—	2,050
Payable to wholly-owned subsidiaries of FBR TRS Holdings	—	12
Payable to other affiliates	64	13

	$64	$5,236

Included in the payable to FBR TRS Holdings are income tax receivables of $-0-, and $672 as of December 31, 2007 and 2006, respectively. The income tax receivable represents tax overpayments recorded on a separate company basis that are due from FBR TRS Holdings in accordance with the tax sharing arrangement in place (see Note 8).

Capital Markets Activity

In June 2007, FBR TRS Holdings sold 12,666,951 shares of the Company’s common stock as part of the Company’s initial public offering. The Company’s broker-dealer subsidiary, FBR & Co., acted as co-lead underwriter of this sale by FBR TRS Holdings and other shareholders and generated investment banking revenues of $7,040 during the year ended December 31, 2007. As of December 31, 2007 FBR TRS Holdings owned 52.0% of the Company’s outstanding common stock.

During the years ended December 31, 2007, 2006 and 2005, the Company earned brokerage commissions of approximately $-0-, $25, and $700 respectively, from investment partnerships whose general partner is FBRIM and other affiliates.

During 2006, First NLC Financial Services, an affiliate of the Company (“FNLC”), issued an asset-backed security representing its residual interest in a securitization trust. The Company acted as lead-manager and underwriter on the transaction and recorded $398 in underwriting revenue on its statements of operation. As of December 31, 2006, the Company had no investments in FNLC issued securities.

During 2005, FNLC issued asset-backed securities through securitization trusts. The Company acted as lead-manager and underwriter on these transactions and recorded approximately $3,000 in underwriting revenue on its statement of operations.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

During 2005, MHC I Inc., an affiliate of the Company, issued asset-backed securities through securitization trusts to finance a portion of their portfolio of loans held for investment. The Company acted as lead-manager and underwriter on these transactions and recorded approximately $15,100 in underwriting revenue for the year ended December 31, 2005.

Distributions and Contributions

During the year ended December 31, 2005, to support FBR Group dividend payments the Company distributed cash and equity securities valued at $50,548 to FBR Group. During the year ended December 31, 2005, in order to consolidate FBR Group’s mutual fund management contracts in one entity, FBR TRS Holdings contributed $9,370 of management contract intangible and certain other related assets to the Company.

During the year ended December 31, 2006, the Company distributed cash and equity securities valued at $20,000 to FBR TRS Holdings in conjunction with its contributions to the Company (see Note 1) and the private equity offering described in Note 11.

Note 4. Investments:

Institutional Brokerage Trading Account Securities

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. These transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Institutional brokerage trading related securities consisted of the following as of:

	December 31,
	2007		2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate equity securities	$18,787	$154	$17,567	$200
Corporate bond securities	270	52	613	2

	$19,057	$206	$18,180	$202

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Long-term Investments

Long-term investments consisted of the following as of:

	December 31, 2007	December 31, 2006
Merchant banking
Marketable equity securities	$12,627	$—
Non-public equity securities	45,637	5,107
Investment funds	16,958	11,474
Investment securities—marked to market	7,743	12,622
Other investments	1,111	3,140

Total long-term investments	$84,076	$32,343

Marketable and Non-public Securities

The Company classifies its marketable equity securities held outside of the Company’s broker-dealer subsidiaries as available-for-sale. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2007 were:

	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$11,609	1,020	(2)	$12,627

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities and investments in non-public equity securities for impairment at each reporting date. For the years ended December 31, 2007, 2006 and 2005, the Company recorded impairment charges of $8,309, $-0- and $1,063, respectively, as discussed below.

For each of the securities with unrealized losses, at each reporting period the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $358, $-0- and $1,063 of such other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. Regarding one remaining marketable equity security in an unrealized loss position as of December 31, 2007, based on the limited severity and duration of this unrealized loss, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2007.

For investments carried at cost, except as noted herein, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. During the years ended December 31, 2007, 2006 and 2005, the Company recorded impairment losses of $7,951, $-0- and $-0-, respectively, in the statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments. These impairment losses were due to circumstances arising during the respective years that had an adverse effect on the fair values of these securities.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

During 2007, the Company received $11,130 from sales of marketable equity securities resulting in gross gains and losses of $2,030 and $-0-, respectively. During the year ended December 31, 2006 the Company did not sell any marketable equity securities. During 2005, the Company received $192 from sales of marketable equity securities resulting in gross gains and losses of $11 and $(23), respectively.

Mortgage-Backed Securities

During the fourth quarter of 2006, the Company’s invested in agency mortgage-backed securities held outside of the Company’s broker-dealer subsidiaries which are classified as available-for-sale securities. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2006 were:

	Amortized Cost/Cost Basis		Unrealized			Fair Value
			Gains	Losses
Mortgage-backed securities	$414,831	(1)	$828	$(268	)(2)	$415,391

(1)	The amortized cost of mortgage-backed securities includes net premium of $3,454 at December 31, 2006.
(2)	The mortgage-backed securities in unrealized loss positions were purchased during the fourth quarter of 2006. All of these securities were either guaranteed by Fannie Mae or Freddie Mac. The Company did not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments.

As of December 31, 2006, $194,532 (representing fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements.

During the first quarter of 2007, all agency-backed mortgage-backed securities investments were sold and related repurchase agreement obligations were repaid. The Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $(2), respectively.

Investment Funds

The private investment funds, from which the Company earns management, incentive and investment income, are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities; therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities under the equity method of accounting and the Company’s proportionate share of income or loss (income allocation including realized and unrealized gains or losses) is reflected in net investment income in the statement of operations.

In addition, as a significant investor in certain other investment funds, although we do not manage these funds we also account for these investments under the equity method. The following table specifies the Company’s investments in such investment funds:

	December 31,
	2007	2006
Hedge funds	$5,872	$6,865
Private equity funds	141	721
Other	10,945	3,888

	$16,958	$11,474

The following table summarizes certain financial information regarding the Company’s investments in these investment funds.

	December 31,
	2007	2006	2005
Total assets	$130,339	$192,014	$417,905
Total liabilities	3,108	10,138	50,874
Total equity	127,231	181,876	367,031
Total revenue	2,947	3,310	24,797
Total expenses	2,967	3,153	12,352
Realized gains	3,802	422	30,821
Unrealized gains (losses)	3,158	9,426	(73,056)
Net (losses) income	6,940	10,005	(29,790)
FBR Capital Markets Corporation’s share of total equity	16,958	11,474	18,827
FBR Capital Markets Corporation’s share of net income-net investment income	1,928	805	883
FBR Capital Markets Corporation’s share of net income-incentive allocations and fees	409	448	1,851

As of December 31, 2007 and 2006, the Company had receivables of $492 and $408, respectively, due from these affiliates.

Investment Securities—Marked to Market

Investment securities—marked to market include equity securities and warrants to purchase equity securities that were received in connection with investment banking transactions. For the years ended December 31, 2007, 2006 and 2005, the Company recorded net (losses) gains of $(1,474), $1,845 and $1,351, respectively, relating to such equity securities (see below for additional detail regarding stock warrants).

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. For the years ended December 31, 2007, 2006 and 2005, the Company recorded net gains (losses) of $413, $(249) and $2,603, respectively, related to these securities. As of December 31, 2007 and 2006, the Company held stock warrants with a fair value of $1,763 and $1,350 respectively. Furthermore, during 2005, the Company exercised warrants and sold the resulting stock realizing a gain of $287.

Accumulated Other Comprehensive Income

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2007	2006	2005
Beginning balance	$543	$620	$3,300
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	79	(77)	(1,435)
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	—	—	(1,245)

Ending balance	$622	$543	$620

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2007	2006
Furniture and equipment	$20,460	$19,398
Software	13,341	9,769
Leasehold improvements	27,823	27,414

	61,624	56,581
Less: Accumulated depreciation and amortization	(32,532)	(25,359)

	$29,092	$31,222

For the years ended December 31, 2007, 2006 and 2005, depreciation expense was $8,368, $7,751 and $6,235, respectively.

Note 6. Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2007	December 31, 2006
Management contracts:
Cost	$18,465	$18,465
Accumulated amortization	(8,628)	(7,465)

Net	$9,837	$11,000

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

For the years ended December 31, 2007, 2006 and 2005, amortization expense recognized was $1,163, $1,214 and $524, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2008	$1,163
2009	1,163
2010	1,163
2011	1,163
2012	1,163

During the years ended December 31, 2007, 2006 and 2005, the Company recorded impairment charges of $-0-, $-0- and $249, respectively, relating to the acquired management contracts related to the asset management segment that are included in other operating expenses. In 2005, the charge was recorded in response to a decision to sell specific mutual funds.

Note 7. Borrowings:

Repurchase Agreements and Commercial Paper

The Company has historically entered into repurchase agreements with various financial institutions that were used in conjunction with the Company’s mortgage trading activities during the year ended December 31, 2005 and through October 2006 and its investments in agency mortgage-backed securities in the fourth quarter of 2006 and first quarter of 2007. As of December 31, 2006, the amount at risk under repurchase agreements was not greater than 10% of stockholders’ equity for any one counterparty. As of December 31, 2007, the Company had no outstanding repurchase obligations. Balances outstanding as of December 31, 2006 were repaid during the period prior to March 31, 2007. Subsequent to these repayments, the Company has not entered into any new repurchase agreement borrowings.

The Company also issued commercial paper to fund its warehouse lending reverse repurchase agreements. Commercial paper issuances were conducted through Arlington Funding. Arlington Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which the Company had a relationship. The Company served as administrator and provided collateral for Arlington Funding’s commercial paper program. Through these arrangements, the Company was the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding were rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s financing capacity through Arlington Funding was $5,000,000. During 2007, the Company ceased these warehouse lending activities and did not issue commercial paper or enter into reverse repurchase agreements though Arlington Funding.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The following table provides information regarding the Company’s outstanding commercial paper and repurchase agreement borrowings as of December 31, 2006.

	December 31, 2006
	Commercial Paper	Repurchase Agreements
Outstanding balance	$—	$189,155
Value of assets pledged as collateral:
Agency mortgage-backed securities	—	194,532
Weighted-average rate	—	5.31%
Weighted-average term to maturity	—	21.3 days

Subordinated Loans

As of December 31, 2007, the Company had an unsecured revolving subordinated loan agreement with FBR Group with a $500,000 available credit line and an expiration date of March 31, 2008. As of December 31, 2007 and 2006, there were no outstanding balances under this line of credit. Proceeds from these borrowings would be allowable in computing net capital under the SEC’s Uniform Net Capital Rule.

Note 8. Income Taxes:

The Company historically joined in the filing of a consolidated Federal income tax return with FBR TRS Holdings, Inc. In June 2007, following the initial public offering, the Company became the parent company of a new consolidated Federal income tax return with its affiliated U.S. subsidiaries. Payments and refunds for all tax periods through June 2007 were settled with FBR TRS Holdings, Inc. pursuant to the written tax sharing agreement. Each company’s current income expense or benefit is generally calculated on a separate company basis. Losses and benefits are included as utilized in the consolidated return. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $20,032, $(3,271) and $45,934, respectively of income tax expense (benefit). The Company had taxable book income (loss) before income taxes of $25,276, $(13,112) and $94,019, respectively, in 2007, 2006 and 2005.

The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statement of operations. The total amount of accrued interest and penalties as of the date of adoption was immaterial.

As of January 1, 2008, tax years subsequent to March 31, 2003 remain open under the statute of limitations. In November 2007, the Company concluded an IRS examination of tax years 2003 to 2005. Tax years subsequent to 2005 remain open to IRS examination.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal	$15,056	$(2,937)	$35,790
State	5,512	(1,163)	9,590
Foreign	(536)	829	554

	$20,032	$(3,271)	$45,934

Current	$25,315	$(6,140)	$46,174
Deferred	(5,283)	2,869	(240)

	$20,032	$(3,271)	$45,934

Deferred tax assets and liabilities consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Unrealized investment gains, recorded in accumulated other comprehensive income	$(396)	$(528)
Unrealized investment gains	(5,982)	(6,517)
Accrued compensation	14,974	8,812
Depreciation and amortization	872	(94)
Other than temporary investment write downs	520	973
Other, net	5,097	178
Net operating loss	1,306	5,009

Subtotal	16,391	7,833
Valuation Allowance	(1,534)	—

Net deferred tax asset	$14,857	$7,833

The provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s income tax attributable to net income computed at Federal statutory rates to income tax expense was:

	December 31,
	2007	2006	2005
Federal income tax (benefit) at statutory rate	$8,847	$(4,650)	$32,863
State income taxes (benefit), net of Federal benefit	1,904	(1,167)	8,803
Effect of SFAS 123R	5,209	1,681	—
Nondeductible expenses	1,555	1,542	1,383
Effect of regulatory settlements	—	—	2,494
Other, net	1,240	(677)	391
Valuation Allowance	1,277	—	—

Effective income provision (benefit)	$20,032	$(3,271)	$45,934

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note 9. Regulatory Capital Requirements:

FBR & Co. is registered with the SEC and is a member of FINRA. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2007 and 2006, FBR & Co. had net capital of $102,421 and $94,592, respectively, that was $97,443 and $90,116, respectively, in excess of its required net capital of $4,978 and $4,476, respectively. As of December 31, 2007 and 2006, FBRIL had net capital in excess of required amounts.

Note 10. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2008	2009	2010	2011	2012	Thereafter	Total
Minimum rental commitments (1)	$2,659	$2,641	$2,550	$2,864	$2,421	$9,356	$22,491
Related party commitments (2)	13,237	14,083	11,606	14,642	14,605	15,405	83,578
Capital commitments (3)	—	—	—	—	—	—	—

Total Contractual Obligations	$15,896	$16,724	$14,156	$17,506	$17,026	$24,761	$106,069

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2007, 2006 and 2005 were $13,874, $12,724 and $12,376, respectively.
(2)	These commitments include contractual obligations to FBR Group and annual payments on multiple facilities leased by FBR Group that are maintained by the Company.
(3)	The table above excludes $900 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2007 and 2006, the Company has recorded no liabilities and during 2006 incurred no significant costs with regard to this right.

Litigation

As of December 31, 2007, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Regulatory Charges and Related Matters

On December 20, 2006, the SEC and the NASD accepted settlement offers made by FBR & Co. with respect to alleged violations relating to FBR & Co.’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc, in October 2001.

In the SEC settlement, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3,700 and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the federal securities laws. FBR & Co. also agreed to consent to an administrative proceeding under Section 15(b) of the Exchange Act in which FBR & Co. would be subjected to a censure and agreed to certain additional undertakings, including review by an independent consultant of its Chinese Wall procedures and the implementation of any recommended improvements. In the parallel NASD settlement, FBR & Co. agreed to the same undertakings provided for in the SEC settlement approved by the staff of the Division of Enforcement of the SEC, including agreeing to an independent consultant to review its Chinese Wall procedures and implementing any recommended improvements, and also agreed pay a fine of $4,000 to NASD.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Other Legal and Regulatory Matters Involving FBR Group and its Affiliates

Except as described herein, as of December 31, 2007, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, and other inquiries by governmental agencies and SRO’s, none of which are expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

FBR Group, which beneficially owned approximately 52% of the Company’s outstanding common stock as of December 31, 2007, is a party to the following legal proceedings. Neither the Company nor any of its subsidiaries has been named as a party to any of these legal proceedings and FBR Group has agreed to indemnify the Company against any claims or liabilities as a result of the legal proceedings described below.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of December 31, 2007 and 2006, $-0- and $35, respectively, was subject to such potential future reversal.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note 11. Shareholders’ Equity:

Equity Offering

On July 20, 2006, the Company closed a private offering to institutional investors of common equity and a concurrent private placement to two affiliates of Crestview. These two concurrent transactions in the aggregate resulted in the issuance of 18,000,000 shares of common stock at $15.00 per share. Proceeds to the Company, after deducting a placement fee payable to an affiliate of Crestview with respect to the shares purchased by the Crestview affiliates and other issuance costs, were $259,738 in cash.

As part of these transactions, the Company and FBR TRS Holdings entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, the Company and FBR TRS Holdings entered into a series of agreements with affiliates of Crestview, including an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement and option agreements to purchase additional shares.

Pursuant to the professional services agreement, in exchange for Crestview’s ongoing strategic advice and assistance, the Company will pay an affiliate of Crestview a $1,000 annual strategic advisory fee plus reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased in the concurrent private placement. Pursuant to the option agreements, affiliates of Crestview may purchase up to 2,600,000 shares of the Company’s common stock. Based on the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” and the terms and conditions of the option agreements, these options have been accounted for as permanent equity.

Director Stock Purchase Plan

Pursuant to the Company’s Director Stock Purchase Plan, each of the Company’s non-employee directors (other than the directors designated by Crestview Partners) was offered an opportunity to subscribe for up to $1,000 of the Company’s common stock at a purchase price equal to then-current fair market value of the common stock at the time he or she joins the board of directors. Pursuant to the Director Stock Purchase Plan, during the year ended December 31, 2007, the non-employee directors of the Company purchased 173,334 shares of common stock providing cash proceeds to the Company of $2,603.

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the year ended December 31, 2007, the company recognized compensation expense of $508 related to the Purchase Plan.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Stock Compensation Plans

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

The Company adopted and FBR TRS Holdings, as the Company’s sole shareholder at that time, approved the FBR Capital Markets Long-Term Incentive Plan in July 2006. In the fourth quarter of 2007, the Company adopted, and the shareholders approved, an amendment to the FBR Capital Markets Long-term Incentive plan to increase by 16,500,000 shares of common stock authorized to issuance under that plan. Under the FBR Capital Markets Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the years ended December 31, 2007: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.7%, and an expected life of 4.3 years for all grants. The weighted average fair value of options granted during the year ended December 31, 2007 was $4.90. The following weighted average assumptions used for options granted for the years ended December 31, 2006: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of 4.5 years for all grants. The weighted average fair value of options granted during the year ended December 31, 2006 was $5.00.

Compensation expense recognized by the Company for stock options for the years ended December 31, 2007 and 2006 was $6,061 and $1,701, respectively, and a related tax benefit of $2,402 and $672, respectively, related to FBR Capital Markets Long-Term Incentive Plan.

A summary of option activity under the FBR Capital Markets Long Term Incentive Plan as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2005	—	$—
Granted in 2006	3,385,000	15.00
Cancelled in 2006	(9,000)	15.00

Share Balance as of December 31, 2006	3,376,000	$15.00	5.6
Granted in 2007	1,501,586	15.12
Cancelled in 2007	(444,832)	15.10
Vested in 2007	(13,500)	15.00

Share Balance as of December 31, 2007	4,419,254	$15.03	5.0

As of December 31, 2007 and 2006, there was $13,186 and $14,809, respectively, of total unrecognized compensation cost related to 4,419,254 and 3,376,000, respectively, non-vested options granted under the FBR Capital Markets Long Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.6 and 2.6 years, respectively.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The Company also grants restricted common stock to employees that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the year ended December 31, 2007, the Company granted 2,088,546 of FBR Capital Markets restricted common stock at a weighted average share price of $16.26. For the year ended December 31 2007, the Company recognized $5,049 of compensation expense related to this restricted common stock. The Company did not grant any restricted common stock prior to January 1, 2007.

A summary of these unvested restricted stock awards as of December 31, 2007, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	2,088,546	16.26
Forfeitures	(144,683)	15.90

Share Balance as of December 31, 2007	1,943,863	$16.29	3.9

As of December 31, 2007, a total of 1,943,863 shares of such restricted common stock were outstanding with total unrecognized compensation cost related to unvested shares of $26,482. The total unrecognized cost is expected to be recognized over a weighted-average period of 3.9 years.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to the Company. During the year ended December 31, 2007, the Company issued 729,107 shares of restricted common stock valued at $9,737 to the trust in settlement of such accrued incentive compensation. The Company did not grant any restricted common stock to the trust prior to January 1, 2007.

A summary of these irrevocable trust awards as of December 31, 2007, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	729,107	13.35
Vestitures	(1,143)	15.15

Share Balance as of December 31, 2007	727,964	$13.35	2.6

FBR Group Long-Term Incentive Plan

Options granted by FBR Group to the Company’s employees under the FBR Group Long-Term Incentive Plan affect the Company’s compensation expense, but do not affect amounts associated with the Company’s equity capitalization.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the years ended

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

December 31, 2006 and 2005: dividend yield of 8.5% and 7.0%, respectively, expected volatility of 49% and 57%, respectively, risk-free interest rate of 4.7% and 3.8%, respectively, and an expected life of five years for all grants. The weighted average fair value of options granted during the years ended December 31, 2006 and 2005 was $2.25 and $6.47, respectively. No options were granted during the year ended December 31, 2007.

Compensation expense allocated to the Company by FBR Group for stock options for the years ended December 31, 2007 and 2006 was $620 and $1,323, respectively, and related tax benefit of $54 and $50, respectively. In addition, in accordance with the provisions of SFAS 123R, the Company was allocated compensation expense of $-0- and $865 relating to shares offered under the FBR Group Employee Stock Purchase Plan for the periods ended December 31, 2007 and 2006. The following table illustrates the effect on net income for the year ended December 31, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the FBR Group Long-Term Incentive Plan. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

2005
Net income	$48,085
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	39
Deduct: Stock-based employee compensation, net of tax effects	1,383

Pro forma net income	$46,741

As of December 31, 2007 and 2006, there was $48 and $668, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the FBR Group Long-Term Incentive Plan to employees of the Company with a weighted-average vesting period of 1.1 and 1.0 years, respectively. Shares unvested issued to the employees of the Company were 70,834 and 225,067.

FBR Group Employee Stock Purchase Plan

FBR Group initiated the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, eligible employees of the Company have purchased Class A common stock of FBR Group through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During 2006, 529,115 shares were issued under the Purchase Plan by FBR Group to employees of FBR Group and its subsidiaries, including the Company, for $4,172. During 2007, employees of the Company were not issued any shares under this plan.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to 1 million shares of the Company’s outstanding shares of common stock. During the third quarter of 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 1 million shares at a total cost of $13,017. In October 2007, our Board of Directors authorized the repurchase of up to an additional 5 million shares of common stock. There were no additional shares repurchased during 2007. There were no shares repurchased during the year ended December 31, 2006.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note 12. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company invested in mortgage securities and equity securities that are primarily traded in United States markets. The Company funded its investments in mortgage-backed securities and reverse repurchase agreements (associated with Arlington Funding) through repurchase agreement and commercial paper borrowings, respectively. Accordingly, the Company was subject to leverage and interest rate risk.

The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2007 and 2006, as discussed above, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, in certain circumstances the Company sells securities it does not currently own (securities sold, not yet purchased—see Note 4). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

Market Risk

Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities and changes in value of the underlying securities of the investment partnerships in which the Company invests. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to manage market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and debt transactions.

Positions taken and commitments made by the Company, including those made in connection with venture capital and investment banking activities, have resulted in substantial amounts of exposure to individual issuers and businesses, including non-investment grade issuers, securities with low trading volumes and those not readily marketable. These issuers and securities expose the Company to a higher degree of risk than associated with investment grade instruments.

Credit Risk

The Company’s broker-dealer subsidiaries function as introducing brokers that place and execute customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

The Company’s broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2007 and 2006, the Company has recorded no liabilities with regard to the right. During the years ended December 31, 2007, 2006 and 2005, the Company paid the clearing broker a total less than twenty thousand dollars related to these guarantees.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

In addition, the Company has the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing broker and all counterparties with which it conducts business.

The securities industry is subject to numerous risks, including the risk of loss associated with the underwriting, ownership, and trading of securities, and the risk of reduced revenues in periods of reduced demand for security offerings and activity in secondary trading markets. Changing economic and market trends may negatively impact the liquidity and value of the Company’s investments and the level of security offerings underwritten by the Company, which may adversely affect the Company’s revenues and profitability.

Through indemnification provisions in agreements with clearing organizations, customer activities may expose the Company to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. The Company seeks to manage the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

The Company’s equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that the Company manages through subsidiaries as a general partner or managing member had $2,605 and $2,729 of liabilities as of December 31, 2007 and 2006, respectively, primarily margin debt, not reflected on our balance sheet.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments:

The estimated fair value amounts of the Company’s financial instruments have been determined using available market information and valuation methods that the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. The following describes the methods and assumptions used in estimating fair values:

•

Securities and Principal Investments in Debt and Equity securities, Including Trading Account Securities Sold But Not Yet Purchased. Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. The fair value of the Company’s mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management. For example, investments in private securities and restricted securities have by their nature limited or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value may be made if there are third-party transactions evidencing a change in value. Downward adjustments also may be made, in the absence of third-party transactions, if the Company determines based on valuation models and estimates that the expected realizable value of the investment is less than the carrying value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. As of December 31, 2007 and 2006, the Company’s investments in non-public equity securities included in long-term investments and trading securities, totaled $63,934 and $20,853 respectively, and the estimated fair values of these investments were $63,934 and $20,853 respectively.

•

Other. Cash and cash equivalents, interest receivable, reverse repurchase agreements, loan from FBR Group, Inc., repurchase agreements, commercial paper, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$383,558	$383,558	$151,417	$151,417
Non-interest bearing receivables	30,923	30,923	43,013	43,013
Mortgage-backed securities, available-for-sale	—	—	415,391	415,391
Long-term investments	84,076	84,076	32,343	32,343
Trading securities	19,057	19,057	18,180	18,180
Financial liabilities
Trading account securities sold short but not yet purchased	206	206	202	202
Repurchase agreements	—	—	189,155	189,155

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note 14. Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee based asset management operations. The Company initiated certain principal investing activities subsequent to the July 2006 private offering. Prior to this offering, the Company had no comparable principal investing activities. In conjunction with the initiation of principal investing activities during 2006, the Company reclassified its long-term investments, including equity securities and fund investments previously included in capital markets and asset management, respectively, to the principal investing segment. Accordingly, segment information for prior years has been revised to conform to the current presentation.

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $27,046, $22,201, and $20,174 for the years ended December 31, 2007, 2006 and 2005, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated.

	For year ended December 31, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$323,608	$—	$—	$323,608
Institutional brokerage	112,351	—	—	112,351
Base management fees	—	23,549	—	23,549
Incentive allocations and fees	—	401	—	401
Net investment loss	—	—	(4,507)	(4,507)
Net interest income	9,451	—	10,096	19,547
Other	1,396	2,500	714	4,610

Total	446,806	26,450	6,303	479,559

Operating Expenses:
Variable	220,154	16,171	105	236,430
Fixed	197,575	17,360	2,918	217,853

Total	417,729	33,531	3,023	454,283

Pre-tax income (loss)	$29,077	$(7,081)	$3,280	$25,276

Compensation and benefits:
Variable	$171,810	$6,707	$61	$178,578
Fixed	99,939	8,097	1,138	109,174

Total	$271,749	$14,804	$1,199	$287,752

Total assets	$306,262	$41,242	$261,228	$608,732

Total net assets	$227,227	$18,703	$260,810	$506,740

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	For year ended December 31, 2006
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$214,724	$—	$—	$214,724
Institutional brokerage	107,622	—	—	107,622
Base management fees	—	19,871	—	19,871
Incentive allocations and fees	—	1,327	—	1,327
Net investment income	—	—	3,136	3,136
Net interest income	4,292	—	6,000	10,292
Other	5,606	1,518	—	7,124

Total	332,244	22,716	9,136	364,096

Operating Expenses:
Variable	160,415	12,496	148	173,059
Fixed	186,052	18,097	—	204,149

Total	346,467	30,593	148	377,208

Pre-tax income (loss)	$(14,223)	$(7,877)	$8,988	$(13,112)

Compensation and benefits:
Variable	$122,476	$5,992	$8	$128,476
Fixed	89,396	7,840	—	97,236

Total	$211,872	$13,832	$8	$225,712

Total assets	$271,689	$45,587	$442,143	$759,419

Total net assets	$194,830	$36,898	$252,660	$484,388

	For year ended December 31, 2005
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$392,417	$—	$—	$392,417
Institutional brokerage	99,444	—	—	99,444
Base management fees	—	21,495	—	21,495
Incentive allocations and fees	—	1,929	—	1,929
Net investment income	—	—	2,339	2,339
Net interest income	6,468	—	651	7,119
Other	5,100	2,380	586	8,066

Total	503,429	25,804	3,576	532,809

Operating Expenses:
Variable	212,698	15,600	421	228,719
Fixed	196,052	14,019	—	210,071

Total	408,750	29,619	421	438,790

Pre-tax income	$94,679	$(3,815)	$3,155	$94,019

Compensation and benefits:
Variable	$174,860	$8,188	$393	$183,441
Fixed	88,109	6,148	—	94,257

Total	$262,969	$14,336	$393	$277,698

Total assets	$1,621,736	$61,251	$—	$1,682,987

Total net assets	$207,754	$41,214	$—	$248,968

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note 15. Quarterly Data (Unaudited)

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2007 and 2006. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net Income (Loss) Before Income Taxes	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2007
First Quarter	$147,823	$25,843	$11,006	$0.17	$0.17
Second Quarter	169,759	36,642	21,760	0.34	0.34
Third Quarter	106,488	2,031	267	—	—
Fourth Quarter	60,826	(39,240)	(27,789)	(0.43)	(0.43)

Total Year	$484,896	$25,276	$5,244	$0.08	$0.08

2006
First Quarter	$127,564	$7,384	$4,818	$0.10	$0.10
Second Quarter	109,514	882	987	0.02	0.02
Third Quarter	58,378	(38,952)	(22,606)	(0.37)	(0.37)
Fourth Quarter	123,183	17,574	6,960	0.11	0.11

Total Year	$418,639	$(13,112)	$(9,841)	$(0.18)	$(0.18)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR CAPITAL MARKETS CORPORATION

Date: February 29, 2008	By:	/s/ ERIC F. BILLINGS
Eric F. Billings
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints ERIC F. BILLINGS and RICHARD J. HENDRIX and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and any other documents in connection therewith, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman and Chief Executive Officer, Director (principal executive officer)	February 29, 2008

/s/ KURT R. HARRINGTON KURT R. HARRINGTON	Executive Vice President and Chief Financial Officer (principal financial officer)	February 29, 2008

/s/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 29, 2008

/s/ RICHARD J. HENDRIX RICHARD J. HENDRIX	President and Chief Operating Officer, Director	February 29, 2008

/s/ ANDREW M. ALPER ANDREW M. ALPER	Director	February 29, 2008

/s/ RICHARD M. DEMARTINI RICHARD M. DEMARTINI	Director	February 29, 2008

/s/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	February 29, 2008

SIGNATURE	TITLE	DATE

/s/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	February 29, 2008

/S/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	February 29, 2008

/S/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	February 29, 2008

/S/ JOHN T. WALL JOHN T. WALL	Director	February 29, 2008