Form 10-Q
period 2008-03-31
FBR CAPITAL MARKETS CORP
filed 2008-05-12
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2008 was 66,808,635 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$313,305	$383,558
Receivables:
Investment banking	15,221	3,717
Asset management fees	1,613	1,991
Due from affiliates	6,376	7,306
Other	11,167	17,909
Investments:
Mortgage-backed securities, at fair value	397,500	—
Long-term investments, at fair value	10,516	20,370
Trading securities, at fair value	42,675	19,057
Other long-term investments	66,621	63,706
Due from clearing broker	15,472	—
Intangible assets, net	10,147	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	27,707	29,092
Prepaid expenses and other assets	51,696	52,189

Total assets	$970,016	$608,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$60	$206
Repurchase agreements	377,625	—
Accrued compensation and benefits	35,142	45,432
Accounts payable, accrued expenses and other liabilities	53,636	48,778
Due to clearing broker	—	7,512
Due to affiliates	520	64

Total liabilities	466,983	101,992

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 66,843,929 and 66,002,838 shares issued and outstanding, respectively	67	66
Additional paid-in capital	420,878	412,805
Restricted stock units	727	—
Accumulated other comprehensive (loss) income, net of taxes	(1,712)	622
Retained earnings	83,073	93,247

Total shareholders’ equity	503,033	506,740

Total liabilities and shareholders’ equity	$970,016	$608,732

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Investment banking:
Capital raising	$64,909	$97,236
Advisory	5,076	6,458
Institutional brokerage:
Principal transactions	5,957	2,036
Agency commissions	25,816	23,776
Asset management:
Base management fees	4,644	5,528
Incentive allocations and fees	—	104
Net investment (loss) income	(5,028)	1,495
Interest income	2,461	11,114
Other	244	76

Total revenues	104,079	147,823
Interest expense	33	4,662

Revenues, net of interest expense	104,046	143,161

Non-Interest Expenses:
Compensation and benefits	70,863	77,791
Professional services	11,163	10,824
Business development	12,020	11,315
Clearing and brokerage fees	3,598	2,666
Occupancy and equipment	8,607	7,493
Communications	6,043	5,409
Other operating expenses	2,733	1,820

Total non-interest expenses	115,027	117,318

(Loss) income before income taxes	(10,981)	25,843
Income tax (benefit) provision	(807)	14,837

Net (loss) income	$(10,174)	$11,006

Basic (loss) earnings per share	$(0.16)	$0.17

Diluted (loss) earnings per share	$(0.16)	$0.17

Weighted average shares outstanding:
Basic (in thousands)	64,430	64,149

Diluted (in thousands)	64,430	64,155

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balances, December 31, 2006	64,000	$64	$395,778	$—	$543	$88,003	$484,388

Net income	—	—	—	—	—	5,244	5,244	$5,244
Contribution from FBR TRS Holdings, Inc.	—	—	3,425	—	—	—	3,425
Issuance of common stock	3,003	3	19,286	—	—	—	19,289
Repurchase of common stock	(1,000)	(1)	(13,017)	—			(13,018)
Stock compensation expense for options granted to purchase common stock	—	—	7,333	—	—	—	7,333
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	79	—	79	79

Comprehensive income								$5,323

Balances, December 31, 2007	66,003	$66	$412,805	—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(10,174)	(10,174)	$(10,174)
Reimbursement to FBR TRS Holdings, Inc.	—	—	(185)	—	—	—	(185)
Issuance of common stock	841	1	6,923	—	—	—	6,924
Issuance of restricted stock units	—	—		727			727
Stock compensation expense for options granted to purchase common stock	—	—	1,335	—	—	—	1,335
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	(2,334)	—	(2,334)	(2,334)

Comprehensive loss								$(12,508)

Balances, March 31, 2008	66,844	$67	$420,878	$727	$(1,712)	$83,073	$503,033

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(10,174)	$11,006
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,478	2,368
Stock compensation	3,809	1,940
Incentive allocations and fees and net investment loss from long-term investments	5,031	40
Other	(1,549)	(1,824)
Changes in operating assets:
Receivables:
Clearing broker	(22,984)	(1,425)
Investment banking	(11,503)	5,618
Asset management fees	378	4
Affiliates	929	(2,385)
Interest, dividends and other	6,742	23,909
Trading securities, at fair value	(23,618)	(6,261)
Prepaid expenses and other assets	3,710	958
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	(146)	557
Accounts payable, accrued expenses and other liabilities	4,833	30,470
Accrued compensation and benefits	(4,965)	(2,787)

Net cash (used in) provided by operating activities	(47,029)	62,188

Cash flows from investing activities:
Purchases of mortgage-backed securities	(400,000)	(565,076)
Receipt of principal payments on mortgage-backed securities	—	12,000
Proceeds from sales of mortgage-backed securities	—	963,754
Purchases of furniture, equipment, software, and leasehold improvements	(1,054)	(1,034)
Purchases of long-term investments	(5,050)	(9,720)
Proceeds from sales of investment securities	5,585	8,823
Other	(600)	(1,000)

Net cash (used in) provided by investing activities	(401,119)	407,747

Cash flows from financing activities:
(Reimbursement to) contributions from Parent company	(185)	496
Increase (decrease) in due to/from affiliates, net	456	(4,718)
Proceeds from (repayments of) repurchase agreements, net	377,624	(189,154)
Proceeds from issuance of common stock	—	2,450

Net cash provided by (used in) financing activities	377,895	(190,926)

Net (decrease) increase in cash and cash equivalents	(70,253)	279,009
Cash and cash equivalents, beginning of period	383,558	151,417

Cash and cash equivalents, end of period	$313,305	$430,426

Supplemental Cash Flow Information:
Cash payments for interest	$—	$4,689
Cash payments for taxes	$215	$—

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, market information, and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results may differ from those estimates.

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

Management Services Agreement

Under a management services agreement with FBR Group that was terminated effective January 1, 2008, during the year ended December 31, 2007, FBR Group allocated to the Company certain costs relating to executive compensation. Executive compensation costs allocated to the Company during 2007 totaled 8% of the Company’s consolidated pre-tax earnings before deducting the amount payable to FBR Group, plus a $1,500 flat fee grossed up for tax purposes and certain employee benefit expenses. Effective January 1, 2008, costs associated with the Company’s executive management team are borne directly by the Company.

Services Agreement

Under the services agreement with FBR Group, the Company provides or causes one or more of its subsidiaries to provide, to FBR Group certain services, including various corporate overhead services, for fees based on costs incurred by the Company and its subsidiaries in providing the services. Similarly, FBR Group provides to the Company and its subsidiaries under the same services agreement certain services, including corporate development and certain asset management services, for fees based on costs incurred by FBR Group in providing the services. The costs being allocated primarily consist of total compensation and benefits of the employees providing the services, professional services, including consulting and legal fees, and facility costs for the employees providing the services.

In addition, the Company performs certain administrative services, including calculating and arranging for payment on behalf of FBR Group certain general expenses, including compensation, long-term incentive compensation and insurance expenses.

Cost Allocations

During the three months ended March 31, 2008 and 2007, the Company decreased its other operating expenses by $569 and $1,819, respectively, representing overhead costs allocated to non-consolidated affiliates.

During the three months ended March 31, 2007, the Company was allocated $2,632 in compensation and benefits expense related to executive compensation for officers of FBR Group.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the completion of the July 2006 private equity offering and that arise out of actions or events that occurred prior to that offering. During the three months ended March 31, 2008 and 2007, FBR Group (recovered)/incurred costs of $(185) and $496, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Receivables and Payables

From time to time, pursuant to the services agreement with FBR Group, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group which are used for general operating purposes and are settled in cash on a regular basis.

Receivable from affiliates consisted of the following as of the specified dates:

	March 31, 2008	December 31, 2007
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	$4,343	$3,219
Receivable from other affiliates	2,033	4,087

	$6,376	$7,306

Due to affiliates consisted of the following as of the specified dates:

	March 31, 2008	December 31, 2007
Payable to FBR Group	$455	$—
Payable to other affiliates	65	64

	$520	$64

3.	Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs	—	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs	—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs	—	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities, which are generally guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, are generally classified within level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities and investment securities—marked to market. The Company’s marketable equity securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. Investment securities, marked to market consists of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading securities and trading account securities sold but not yet purchased, at fair value—The Company’s trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity and debt securities. The Company classifies marketable equity and debt securities within level 1 of the fair value hierarchy because quoted market prices are used to value the securities. Non-public equity and debt securities are classified within level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under SFAS 157 as of March 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair value on a Recurring Basis

	March 31, 2008	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency mortgage-backed securities	$397,500	$—	$397,500	$—

Long-term investments, at fair value:
Marketable equity securities	$7,875	$7,875	$—	$—
Investments marked-to-market	2,641	—	—	2,641

Total	$10,516	$7,875	$—	$2,641

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$17,414	$35	$—	$17,379
Non-public debt securities	25,261	—	—	25,261
Marketable equity securities sold but not yet purchased	(60)	(60)	—	—

Total	$42,615	$(25)	$—	$42,640

As of March 31, 2008, financial assets measured and reported at fair value on a recurring basis and classified within level 3 were $45,281, or 4.7% of the Company’s total assets at that date.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2008. As of March 31, 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on level 3 financial assets.

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total net gains or losses (realized/unrealized)
Included in earnings	(505)	(637)	(1,142)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	—	24,710	24,710

Ending balance, March 31, 2008	$2,641	$42,640	$45,281

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(505)	$(751)	$(1,256)

There were no transfers of securities in to, or out of, level 3 financial assets during the three months ended March 31, 2008.

Gains and losses from level 3 financial assets, that are included in earnings for the three months ended March 31, 2008, are reported in the following line descriptions on the Company’s statement of operations:

	Net investment (loss) income	Principal transactions
Total gains or losses included in earnings (or changes in net assets) for the period	$(505)	$(637)

Change in unrealized gains or losses relating to assets still held at March 31, 2008	$(505)	$(751)

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the fair value, including where applicable, market trading activity. As a result, these financial assets are classified within level 3 of the fair value hierarchy.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in the current period.

					Three months ended March 31, 2008
	March 31, 2008	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$6,838	$—	$—	$6,838	$(2,870)

Mortgage-Backed Securities and Long-term Investments, at Fair Value

Mortgage-backed securities and long-term investments, at fair value, consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Mortgage-backed securities, at fair value:
Freddie Mac(1)	$397,500	$—

Long-term investments, at fair value:
Marketable equity securities	$7,875	$12,627
Investments marked-to-market	2,641	7,743

Total	$10,516	$20,370

(1)	As of March 31, 2008, the Company’s mortgage-backed securities, at fair value, consisted of one investment in a floating rate collateralized mortgage obligation for which the principal and interest payments are guaranteed by Freddie Mac. The coupon of this security was 3.96% as of March 31, 2008.

As of March 31, 2008, the Company had investments in agency mortgage-backed and marketable equity securities held outside of the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2008
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses (1)
Agency mortgage-backed securities	$400,000	$—	$(2,500)	$397,500
Marketable equity securities	8,230	106	(461)	7,875

	$408,230	$106	$(2,961)	$405,375

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2007
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses (1)
Marketable equity securities	$11,609	1,020	(2)	$12,627

(1)	Duration of unrealized losses is less than 12 months

As of March 31, 2008, the $397,500 (representing fair value) mortgage-backed security position was pledged as collateral for a repurchase agreement borrowing (see Note 4).

During the first quarter of 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $(2), respectively. There were no comparable sales of mortgage-backed securities during the three months ended March 31, 2008.

During the three months ended March 31, 2008, the Company received $5,496 from sales of marketable equity securities resulting in gross gains and losses of $292 and $-0-, respectively. There were no sales of marketable equity securities during the three months ended March 31, 2007.

As discussed above, the Company held one agency-backed collateralized mortgage obligation as of March 31, 2008, which was evaluated for impairment. Based on its evaluation, because of the limited severity and duration of the impairment and because the Company has the intent and ability to hold the investment until a recovery in fair value occurs, the Company does not deem this investment to be other-than-temporarily impaired as of March 31, 2008.

The Company also evaluated its portfolio of marketable equity securities for impairment. For each of the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the limited severity and duration of these unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2008.

Trading Securities and Trading Account Securities Sold but Not Yet Purchased, at Fair Value

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

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	March 31, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$17,414	$60	$18,787	$154
Corporate debt securities	25,261	—	270	52

	$42,675	$60	$19,057	$206

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Non-public equity securities	$45,731	$46,748
Investment funds	15,669	16,958
Other	5,221	—

	$66,621	$63,706

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment, as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded other-than-temporary impairment losses of $2,870 during the three months ended March 31, 2008 relating to investments in three non-public equity securities. Subsequent to these impairment losses, the fair value of these three investments totaled $6,838. There were no such other-than-temporary impairments recorded during the three months ended March 31, 2007.

The Company’s investment banking receivable balance, as of March 31, 2008, includes investment securities that were earned as part of a capital raising transaction. These securities were valued at $5,000, as of March 31, 2008, based on level 3 inputs. The Company subsequently received these securities and in future periods these securities will be included in other long-term investments and measured at fair value on a non-recurring basis.

4.	Borrowings:

The Company has entered into repurchase agreements with various financial institutions that have been used in conjunction with the Company’s investments in mortgage-backed securities. As of March 31, 2008, the Company had one repurchase agreement obligation totaling $377,625 with an interest rate of 2.70% and a remaining term to maturity of 30 days. During the three months ended March 31, 2008 and 2007, interest expense related to repurchase agreement borrowings totaled $28 and $4,361, respectively. As of December 31, 2007, there were no outstanding repurchase agreements.

5.	Income Taxes:

During the three months ended March 31, 2008 and 2007, the Company recorded tax (benefit) provision of $(807) and $14,837, respectively. The Company’s annualized effective tax rate for the three months ended

March 31, 2008 and 2007 was 7.3% and 57.4%, respectively. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vestings, as required under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as restricted stock awards vested at share prices lower than original grant date prices. In addition, the Company’s tax benefit recorded during the three months ended March 31, 2008, reflects a full valuation allowance on tax benefits related to losses incurred at Friedman, Billings, Ramsey International, Ltd., (“FBRIL”), the Company’s U.K. broker-dealer subsidiary, during the period.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial.

6.	Net Capital Requirements:

Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), the Company’s U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2008, FBR & Co. had net capital of $216,283 that was $211,902 in excess of its required net capital of $4,381. As of March 31, 2008, FBRIL had net capital in excess of required amounts.

7.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,430	64,430	64,149	64,149
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	6

Weighted average common and common equivalent shares outstanding (in thousands)	64,430	64,430	64,149	64,155

Net (loss) earnings applicable to common stock	$(10,174)	$(10,174)	$11,006	$11,006

(Loss) earnings per common share	$(0.16)	$(0.16)	$0.17	$0.17

Options to purchase 6,581,674 and 6,463,242 shares, respectively, of the Company’s common stock were outstanding and anti-dilutive as of March 31, 2008 and 2007.

8.	Commitments and Contingencies:

Litigation

As of March 31, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s financial condition, operating results and liquidity.

Legal and Regulatory Matters Involving FBR Group and its Affiliates

FBR Group, which controlled more than 50% of the total voting power of the Company’s outstanding common stock as of March 31, 2008, was a party during the quarter ended March 31, 2008 to the legal proceeding discussed below, which was subsequently dismissed by the court in the second quarter of 2008. Neither the Company nor any of its subsidiaries was named as a party to this legal proceeding and FBR Group agreed to indemnify the Company against any claims or liabilities as a result of the legal proceeding described below.

On May 8, 2008, the United States District Court for the Southern District of New York entered its final judgment granting FBR Group’s motion to dismiss all counts of the consolidated amended complaint in the previously disclosed putative class action securities lawsuit of In re FBR Inc. Securities Litig. Pursuant to that final judgment, the complaint was dismissed as to all defendants (which includes certain officers and directors of FBR Group) with prejudice.

9.	Shareholders’ Equity:

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $281 and $292, respectively.

Stock Compensation Plans

FBR Capital Markets Long-Term Incentive Plan

The Company adopted and FBR TRS Holdings, as the Company’s sole shareholder at that time, approved the FBR Capital Markets Long-Term Incentive Plan in July 2006. In the fourth quarter of 2007, the Company adopted, and the shareholders approved, an amendment to the FBR Capital Markets Long-term Incentive plan to increase by 16,500,000 shares of common stock authorized for issuance under that plan. Under the FBR Capital Markets Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and RSUs for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three months ended March 31, 2008: dividend yield of zero, expected volatility of 42.5%, risk-free interest rate of 2.49% and an expected life of 5.5 years. The weighted average fair value of the 35,308 options granted during the three months ended March 31, 2008 was $2.78 per share. The following weighted average assumptions were used for options granted during the three months ended March 31, 2007: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.78% and an expected life of 4.9 years. The weighted average fair value of the 699,742 options granted during the three months ended March 31, 2007 was $5.24 per share.

Compensation expense recognized by the Company for stock options for the three months ended March 31, 2008, was $924 with a related tax benefit of $377 associated with the FBR Capital Markets Long-Term Incentive Plan. Comparable compensation expense recognized by the Company for stock options for the three months ended March 31, 2007 was $1,331 and a tax benefit of $586.

As of March 31, 2008, there was $10,462 of total unrecognized compensation cost related to 3,981,674 nonvested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted average period of 1.3 years.

The Company also grants restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. For the three months ended March 31, 2008 and 2007, the Company granted 257,079 and 341,271 restricted shares of common stock, respectively, at weighted average share prices of $6.98 and $15.34, respectively. For the three months ended March 31, 2008 and 2007, the Company recognized $1,949 and $316, respectively, of compensation expense related to grants of restricted shares of common stock. During the three months ended March 31, 2008, the Company issued 4,665,000 RSUs at a weighted average fair value of $2.09 per unit which are subject to a market condition and vest ratably in years three, four, and five from date of issuance. In addition, the Company issued 1,449,441 RSUs at a weighted average price of $6.72 per unit which vest ratably in years three, four, and five from date of issuance or cliff-vest after three years based on continued employment over the specified period. For the three months ended March 31, 2008, the Company recognized $520 of compensation expense related to these RSUs. The Company did not grant any RSUs prior to January 1, 2008.

As of March 31, 2008, a total of 2,075,908 shares of such restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $24,724. The total unrecognized cost is expected to be recognized over a weighted-average period of 3.6 years as of March 31, 2008. As of March 31, 2008, a total of 6,001,941 of such RSUs were outstanding with total unrecognized compensation cost related to unvested units of $18,451. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.8 years.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares of restricted common stock and RSUs are issued to an irrevocable trust and are not returnable to the Company. During the three months March 31, 2008, the Company issued 700,807 shares of restricted common stock valued at $5,117 to the trust in settlement of such accrued incentive compensation. During the three months ended March 31, 2008, the Company also issued 25,164 RSUs valued at $207 to the trust in settlement of such accrued incentive compensation. During the three months ended March 31, 2007, the Company issued 118,241 shares of restricted common stock valued at $1,804 to the trust in settlement of such accrued incentive compensation.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to 1 million shares of the Company’s outstanding shares of common stock. During the third quarter of 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 1 million shares at a total cost of $13,017. In October 2007, the Company’s Board of Directors authorized the repurchase of up to an additional 5 million shares of common stock. There were no share repurchases during the three months ended March 31, 2008.

10.	Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. Principal investing includes investments in merchant banking investments, agency-backed mortgage-backed securities and investments in mutual, hedge and venture funds.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $4,090 and $6,565 for the three months ended March 31, 2008 and 2007, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	For the three months ended March 31, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$69,985	$—	$—	$69,985
Institutional brokerage	31,362	—	—	31,362
Base management fees	—	4,644	—	4,644
Net investment loss	—	—	(4,107)	(4,107)
Net interest income	1,101	—	1,034	2,135
Other	(621)	422	226	27

Total	101,827	5,066	(2,847)	104,046

Operating Expenses:
Variable	48,662	3,635	31	52,328
Fixed	57,386	4,973	340	62,699

Total	106,048	8,608	371	115,027

Pre-tax loss	$(4,221)	$(3,542)	$(3,218)	$(10,981)

Compensation and benefits:
Variable	$37,379	$1,588	$19	$38,986
Fixed	29,480	2,166	231	31,877

Total	$66,859	$3,754	$250	$70,863

	For the three months ended March 31, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$103,694	$—	$—	$103,694
Institutional brokerage	25,005	—	—	25,005
Base management fees	—	5,528	—	5,528
Incentive allocations and fees	—	104	—	104
Net investment income	—	—	1,212	1,212
Net interest income	2,647	—	3,521	6,168
Other	548	835	67	1,450

Total	131,894	6,467	4,800	143,161

Operating Expenses:
Variable	62,466	3,689	390	66,545
Fixed	45,492	4,365	916	50,773

Total	107,958	8,054	1,306	117,318

Pre-tax income (loss)	$23,936	$(1,587)	$3,494	$25,843

Compensation and benefits:
Variable	$51,080	$1,536	$307	$52,923
Fixed	22,628	1,902	338	24,868

Total	$73,708	$3,438	$645	$77,791

11.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS140-3”). FSP FAS 140-3 provides guidance on whether a transfer of a financial asset and a repurchase agreement financing entered into with the same counterparty should be accounted for as separate transactions. FSP FAS 140-3 requires that such transactions be considered part of the same arrangement (i.e., a linked transaction) under FASB Statement 140, unless certain criteria are met. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of adoption of FSP FAS 140-3 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR Capital Markets Corporation and its subsidiaries (“we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

	For the three months ended March 31,
	2008	2007
Revenues, net of interest expense:
Investment banking	$69,985	$103,694
Institutional brokerage	31,362	25,005
Net interest income	1,101	2,647
Other	(621)	548

Total	101,827	131,894

Operating Expenses:
Variable	48,662	62,466
Fixed	57,386	45,492

Total	106,048	107,958

Pre-tax (loss) income	$(4,221)	$23,936

The pre-tax income from our capital markets segment decreased from $23.9 million for the first quarter of 2007 to a pre-tax loss of $4.2 million for the first quarter of 2008. This decrease is primarily attributable to a $33.7 million decrease in investment banking revenues during the first quarter of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first quarter of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $31.4 million for the quarter ended March 31, 2008 as compared to $25.0 million for the quarter ended March 31, 2007. Variable expenses decreased $13.8 million, or 22%, which is consistent with the decrease in net revenues. The decrease in variable expenses was offset partially by an $11.9 million increase in fixed expense that is attributable to the build-out of the our international operations, increased stock-based compensation associated with restricted stock grants issued in conjunction with our initial public offering in June 2007, and $3.1 million in severance costs associated with a reduction in our workforce.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.1 billion at March 31, 2008, decreasing from $2.5 billion at December 31, 2007 and decreasing from $2.8 billion as of March 31, 2007. Net assets under management decreased 16.0%, or $0.4 billion, during the first quarter of 2008 based on fund performance and net redemptions. The following table provides a summary of our results within the asset management segment (dollars in thousands):

	For the three months ended March 31,
	2008	2007
Revenues, net of interest expense:
Base management fees	$4,644	$5,528
Incentive allocations and fees	—	104
Other	422	835

Total	5,066	6,467

Operating Expenses:
Variable	3,635	3,689
Fixed	4,973	4,365

Total	8,608	8,054

Pre-tax loss	$(3,542)	$(1,587)

The pre-tax loss from our asset management activities increased to a pre-tax loss of $3.5 million in the first quarter of 2008 compared to a pre-tax loss of $1.6 million in the first quarter of 2007. We recorded $4.6 million in base management fees (including mutual fund administrative fees) for the three months ended March 31, 2008, as compared to $5.5 million for the three months ended March 31, 2007. The decrease in management fees during the first quarter of 2008 reflects the effects of the decrease in assets under management. Our annualized effective fee during the first quarter of 2008 on the period-end net assets under management was 87 basis points. Operating expenses increased slightly as a result of initiatives to expand our mutual fund marketing activities.

The following tables provide detail relating to our assets under management (dollars in millions):

	March 31, 2008
	Gross (1)	Net (2)
Managed accounts	$333.9	$333.9
Hedge and offshore funds	45.1	40.4
Mutual funds:
Equity	1,572.2	1,567.7
Fixed income and money market	130.7	130.3
Private equity funds	21.4	20.2

Total	$2,103.3	$2,092.5

	December 31, 2007
	Gross (1)	Net (2)
Managed accounts	$347.1	$347.1
Hedge and offshore funds	52.1	50.7
Mutual funds:
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Principal Investing

As of March 31, 2008, our principal investing segment consists of investments in merchant banking investments, agency-backed mortgage-backed securities and investments in mutual, hedge and venture funds.

The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	For the three months ended March 31,
	2008	2007
Revenues, net of interest expense:
Net investment (loss) income	$(4,107)	$1,212
Net interest income	1,034	3,521
Other	226	67

Total	(2,847)	4,800

Operating Expenses:
Variable	31	390
Fixed	340	916

Total	371	1,306

Pre-tax (loss) income	$(3,218)	$3,494

The pre-tax income from our principal investing activities decreased from $3.5 million in the first quarter of 2007 to a pre-tax loss of $3.2 million in the first quarter of 2008. The decrease in pre-tax income is primarily attributable to the net investment loss incurred in the first quarter of 2008, reflecting the write-down of certain merchant banking investments and losses on investment funds, as compared to gains recognized from the sale of mortgage-backed securities, having an implied or carried AAA rating, during the first quarter of 2007. In addition, the decrease in net interest income on our liquid capital contributed to the decrease in pre-tax income. This decrease in net interest income is attributable to the year-over-year decrease in money market rates and a lower average interest bearing cash and investment balances in the first quarter of 2008 compared to the first quarter of 2007, resulting from the deployment of capital into our merchant banking portfolio during 2007.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $77.1 million as of March 31, 2008. Of this total, $54.0 million was held in the merchant banking portfolio, $15.7 million was held in investment funds and $7.4 million was held in other long-term investments. The following table provides additional detail regarding the Company’s merchant banking and other long-term investments as of March 31, 2008 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	March 31, 2008
	Shares	Original Cost Basis	Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities:
Grubb & Ellis Company	236,558	$1,519	$1,519	$1,625
RAIT Financial Trust-Series C preferred(1)	10,200	219	145	120
Orion Marine Group, Inc.	377,624	4,741	4,741	4,513

Total		$6,479	$6,405	$6,258

Investment securities-marked to market				2,641
Other investments				1,617

Total long-term investments, at fair value				$10,516

Other long-term investments:
Merchant banking—non-public securities:
Cohen Financial(1)(2)	112,892	$5,000	$1,129	$1,129
Cypress Sharpridge Investment, Inc.(1)(2)	268,802	2,500	1,613	1,613
Ellington Financial LLC(2)	1,438,750	27,049	27,049	27,049
FSI Realty Trust(1)(2)	376,344	3,500	752	752
Muni Funding of America, LLC(1)(2)	375,000	3,488	2,625	2,625
Star Asia Finance, Limited(1)(2)	400,000	3,720	2,600	2,600
Thornburg Mortgage, Inc.(3)	N/A	5,000	5,000	5,000
Thunderbird Resorts, Inc.(2)	836,320	7,000	7,000	7,000

Total		$57,257	$47,768	$47,768

Investment funds				15,669
Other investments				3,184

Total other long-term investments				$66,621

(1)	Adjusted basis reflects the effects of other than temporary impairment charges.
(2)	As of March 31, 2008 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(3)	Represents an investment in senior subordinated debt securities and warrants to purchase Thornburg Mortgage, Inc. common stock.

Liquid Capital

From time to time, we may invest our liquid capital in highly rated liquid investments such as money market funds, U.S. Government securities and agency-backed mortgage-backed securities. These investments have been and will be made with the intention of redeploying this capital into supporting current strategies and new endeavors in capital markets, asset management, and merchant banking as these opportunities present themselves.

We have invested in short-term liquid investments as well as agency-backed mortgage-backed securities. Such investments have a carried or an implied AAA rating. Our mortgage-backed securities investment strategy is based on investing in hybrid-ARM mortgage-backed securities and agency-backed collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity and financed partially by repurchase agreement borrowings. For the three months ended March 31, 2008 and 2007, we recorded net interest income of $1.0 million and $3.5 million, respectively, from liquid capital invested in our principal investing segment.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net income decreased from $11.0 million in the first quarter of 2007 to a loss of $10.2 million in the first quarter of 2008. The decrease in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $23.9 million in the first quarter of 2007 to a loss of $4.2 million in the first quarter of 2008. In addition, pre-tax income from the Company’s principal investing segment decreased from $3.5 million in the first quarter of 2007 to a loss of $3.2 million in the first quarter of 2008, reflecting the effects of writedowns related to certain of the Company’s merchant banking investments and losses from investment funds. Pre-tax loss from the Company’s asset management segment increased from $1.6 million in the first quarter of 2007 to a $3.5 million pre-tax loss in this segment during the first quarter of 2008 as a result of a decrease in average assets under management. The Company’s provision for income taxes was $14.8 million in the first quarter of 2007 as compared to a tax benefit of $0.8 million in the first quarter of 2008. The Company’s tax provisions during the first quarters of 2008 and 2007 include discrete period charges of $2.6 million and $3.5 million, respectively, related to restricted stock vesting, as required under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).

The Company’s net revenues decreased 27.4% from $143.2 million in the first quarter of 2007 to $104.0 million in the first quarter of 2008 due to the changes in revenues and interest expense discussed below.

Capital raising revenue decreased 33.2% from $97.2 million in the first quarter of 2007 to $64.9 million in the first quarter of 2008. The lower volume of capital raising activity related primarily to public underwriting activities and was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in the credit markets. We completed three private placements during the first quarter of 2008 generating $58.1 million in revenues compared to two private placements generating $58.2 million in revenues during the first quarter of 2007.

Advisory revenue decreased 21.5% from $6.5 million in the first quarter of 2007 to $5.1 million generated in the first quarter of 2008. We completed seven merger and acquisition and advisory engagements in the first quarter of 2007 as compared to five merger and acquisition and advisory engagements in the first quarter of 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 23.3% from $25.8 million in the first quarter of 2007 to $31.8 million in the first quarter of 2008 as a result of decreases in trading losses and increases in trading volume due to our expansion of sales and trading personnel.

Asset management base management fees decreased 16.4% from $5.5 million in the first quarter of 2007 to $4.6 million in the first quarter of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The decrease in net investment income from $1.5 million in the first quarter of 2007 to a loss of $5.0 million in the first quarter of 2008 is due to writedowns and losses on merchant banking investment securities and investment funds.

Net interest income from non-brokerage activities decreased from $6.5 million in the first quarter of 2007 to $2.4 million in the first quarter of 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during the first quarter of 2008 as compared to the first quarter of 2007.

Other revenues increased from $0.1 million in the first quarter of 2007 to $0.2 million in the first quarter of 2008 primarily due to an increase in dividends on trading positions.

Total non-interest expenses decreased 2.0% from $117.3 million in the first quarter of 2007 to $115.0 million in the first quarter of 2008. This decrease was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expense decreased 8.9% from $77.8 million in the first quarter of 2007 to $70.9 million in the first quarter of 2008. This decrease is primarily due to a $13.9 million decrease in variable compensation associated primarily with decreased investment banking revenues offset by increased costs associated with severance costs related to an overall reduction in our personnel.

Professional services expenses increased 3.7% from $10.8 million in the first quarter of 2007 to $11.2 million in the first quarter of 2008 primarily due to increased costs associated with completed and on-going investment banking transactions.

Business development expenses increased 6.2% from $11.3 million in the first quarter of 2007 to $12.0 million in the first quarter of 2008. This increase is primarily due to an increase in marketing activities during 2008 in conjunction with the Company’s sponsorship of the PGA Tour’s FBR Open.

Clearing and brokerage fees increased 33.3% from $2.7 million in the first quarter of 2007 to $3.6 million in the first quarter of 2008. The increase is due to costs associated with increased equity trading volumes.

Occupancy and equipment expense increased 14.7% from $7.5 million in the first quarter of 2007 to $8.6 million in the first quarter of 2008. This increase is primarily due to increased software licensing fees and the investments made in upgrading our technology and office space.

Communications expense increased 11.1% from $5.4 million in the first quarter of 2007 to $6.0 million in the first quarter of 2008 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 50.0% from $1.8 million in the first quarter of 2007 to $2.7 million in the first quarter of 2008 due primarily to a decrease in cost allocations to FBR Group.

The total income tax provision decreased from $14.8 million in the first quarter of 2007 to a $0.8 million tax benefit in the first quarter of 2008 due to decreased pre-tax income. Our annualized effective tax rate was 7.3% in the first quarter of 2008 as compared to 57.4% in the first quarter of 2007. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS No. 123(R) as restricted stock awards vested at share prices lower than original grant date prices. In addition, the Company’s tax benefit recorded during the first quarter of 2008 reflects a full valuation allowance on tax benefits attributable to losses incurred in our U.K. subsidiary.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing fund investments, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of proceeds from sales of securities, internally generated funds, dividends on equity securities, equity capital contributions, and credit provided by repurchase agreement counterparties, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances (i.e., available liquid capital not invested in our operating businesses), internally generated funds, borrowing capacity through margin accounts and under repurchase agreements and corporate lines of credit, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of March 31, 2008, the Company’s cash and cash equivalents totaled $313.3 million representing a net decrease of $70.2 million for the three months ended March 31, 2008. The decrease is attributable to

$401.1 million of cash used in investing activities and cash used in operating activities of $47.0 million, offset by $377.9 million of cash provided by financing. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows should we experience a decrease in earnings.

Net cash used in the Company’s operating activities of $47.0 million for the first quarter of 2008, compares to $62.2 million of cash provided by operating activities during the first quarter of 2007. This decrease in cash reflects the effects of the decrease in capital raising revenues during the first quarter of 2008 as compared to 2007. In addition, as a result of market activity near the end of the first quarter of 2008, the change was affected by an increase in our trading securities and our receivable from clearing as of March 31, 2008.

Net cash used in investing activities of $401.1 million during the first quarter of 2008 compares to net cash provided by investing activities of $407.7 million during the first quarter of 2007, reflecting the difference in investing activity during the periods. The activity during 2008 reflects the purchase of an agency-backed collateralized mortgage obligation in the first quarter, which was partially financed with repurchase agreement borrowings, while the 2007 activity reflects the net sale of mortgage-backed and other investment securities.

Similarly, the primary difference between the net cash provided by financing activities of $377.9 million during the first quarter of 2008, as compared to net cash used in financing activities $190.9 million during the first quarter of 2007, relates to the partial financing of the agency-backed collateralized mortgage obligation discussed above, as compared to sales of mortgage-backed securities and repayment of related repurchase agreement financings during the first quarter of 2007.

Sources of Funding

We believe that our existing cash balances (totaling $313.3 million at March 31, 2008), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of March 31, 2008 and December 31, 2007, the Company’s liabilities totaled $467.0 million and $102.0 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 0.9 to 1 and 0.2 to 1, respectively. The increase in our total assets and liabilities as of March 31, 2008 reflects the effect of our purchase during the first quarter of 2008 of an agency collateralized mortgage obligation partially financed by a repurchase agreement borrowing. As of March 31, 2008, we had $377.6 million of outstanding borrowings under one repurchase agreement obligation with an interest rate of 2.70% and a remaining term to maturity of 30 days.

We assess our leverage based on considerations and assumptions of market factors, as well as factors specific to the Company, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At March 31, 2008, we had $313.3 million of available liquid capital. We believe this amount provides us with sufficient short-term liquidity and that the amount of overall leverage that we currently have in place is within our targeted range.

Our repurchase agreement includes provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. As provided in the standard master repurchase agreement, upon the occurrence of an event of default or a termination event the counterparty has the option to terminate the repurchase transaction under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Under our repurchase agreement, we may be required to pledge additional assets to our repurchase agreement counterparty in the event the estimated fair value of the existing pledged collateral under such agreement declines and such lender demands additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Margin calls on repurchase agreements related to mortgage-backed securities primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. To date, we have not had any margin calls on our repurchase agreement.

Assets

Our principal assets consist of cash and cash equivalents, receivables, mortgage-backed securities, securities held for trading purposes and long-term investments.

As of March 31, 2008 and December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $313.3 million and $383.6 million, respectively.

The increase in our total assets to $970.0 million as of March 31, 2008 compared to $608.7 million December 31, 2007, is primarily the result of our decision during the first quarter of 2008 to invest a portion of our liquid capital in an agency-backed collateralized mortgage obligation with a fair value of $397.5 million at March 31, 2008.

As of March 31, 2008, our long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost, for impairment. If and when we determine that a decline in fair value less than our carrying value is “other-than-temporary”, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other-than-temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made.

Regulatory Capital

FBR & Co., our U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2008, FBR & Co. had total regulatory net capital of $216.3 million, which exceeded its required net capital of $4.4 million by $211.9 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In October 2007, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of common stock from time to time, subject to applicable law. The Company did not repurchase any shares during the first quarter of 2008.

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

We believe that our primary risk exposure is to equity and debt price changes and the resulting impact on our trading and long-term investments. Direct market risk exposure to changes in foreign exchange rates is not currently material to our business. Equity and debt price risk is managed primarily through the monitoring and reporting of capital exposure to various issuers.

We generally attempt to limit exposure to market risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of equity trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker.

Our broker-dealer subsidiaries, clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2008 and December 31, 2007, we have recorded no liabilities with regard to this right. During the year ended December 31, 2007 and three months ended March 31, 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

Interest Rate Risk

From time to time, subject to guidelines adopted by our Board of Directors, we intend to invest a portion of our excess liquidity in mortgage-backed securities and finance those investments in-part with repurchase agreements, both of which are sensitive to interest rate changes. As of March 31, 2008 we held one agency mortgage-backed security (a collateralized mortgage obligation, for which the principal and interest payments on the underlying securities are guaranteed by a U.S. Government-sponsored entity) with a fair value of $397.5 million that was partially financed by $377.6 million of repurchase agreement borrowings. As a result of our investment in this floating rate agency-backed collateralized mortgage obligation, we are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. Our primary interest rate risk relates to changes in both short and long term interest rates. As interest rates increase, the market value of any mortgage-backed securities we hold may decline, prepayment rates may go down, and duration may be expected to extend. If interest rates decline, the reverse is true for mortgage-backed securities. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of derivatives. The Company has purchased and designated an interest rate cap as a fair value hedge of the Company’s exposure to a decrease in the fair value of its mortgage-backed security investment attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate cap are recognized in earnings and the changes in fair value of the hedged item attributable to the hedged risk are adjusted from the carrying amount of the hedged item and recognized in earnings in the same period.

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

While it is impossible to exactly project which factors may affect the prices of equity securities and how much the effect might be, the impact a ten-percent increase and a ten-percent decrease in the prices of the equities held by our company would be as follows as of March 31, 2008. The fair value of the $42.7 million of trading portfolio securities held as of March 31, 2008 would increase or decrease to $47.0 million and $38.4 million, respectively, and the fair value of the $77.1 million of long-term investments held as of March 31, 2008 would increase or decrease to $84.8 million and $69.4 million, respectively.

Except to the extent that we sell our marketable equity securities or other long-term investments, or a decrease in their fair value is deemed to be other than temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings, however an increase or decrease in the value of equity method investments, investment securities-marked to market, as well as trading securities will directly affect our earnings.

High Yield and Non-Investment Grade Debt and Preferred Securities

From time to time, we may underwrite, trade, invest in and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of March 31, 2008, we have not underwritten, traded, invested in or made a market in a material amount of these securities.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $5.9 million of liabilities as of March 31, 2008, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

As of March 31, 2008, there have been no material changes to the risk factors of the Company as previously disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.01	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

10.02	Employment Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: May 12, 2008	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit Number	Exhibit Title

10.01	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

10.02	Employment Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract.