Form 10-Q
period 2008-06-30
FBR CAPITAL MARKETS CORP
filed 2008-08-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2008 was 66,767,449 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$300,280	$383,558
Receivables:
Investment banking	7,048	3,717
Asset management fees	1,473	1,991
Due from affiliates	7,467	7,306
Other	21,809	17,909
Investments:
Mortgage-backed securities, at fair value	884,318	—
Long-term investments, at fair value	3,468	20,370
Trading securities, at fair value	16,978	19,057
Other long-term investments	72,897	63,706
Due from clearing broker	12,021	—
Derivative assets, at fair value	4,597	—
Intangible assets, net	9,817	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	26,713	29,092
Prepaid expenses and other assets	58,326	52,189

Total assets	$1,427,212	$608,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$259	$206
Repurchase agreements	553,127	—
Securities purchased	300,318	—
Accrued compensation and benefits	41,692	45,432
Accounts payable, accrued expenses and other liabilities	50,066	48,778
Due to clearing broker	—	7,512
Due to affiliates	97	64

Total liabilities	945,559	101,992

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 66,787,728 and 66,002,838 shares issued and outstanding, respectively	67	66
Additional paid-in capital	423,440	412,805
Restricted stock units	1,980	—
Accumulated other comprehensive (loss) income, net of taxes	(1,658)	622
Retained earnings	57,824	93,247

Total shareholders’ equity	481,653	506,740

Total liabilities and shareholders’ equity	$1,427,212	$608,732

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$3,961	$116,972
Advisory	4,192	6,152
Institutional brokerage:
Principal transactions	4,888	4,152
Agency commissions	29,891	28,526
Asset management:
Base management fees	4,153	6,360
Incentive allocations and fees	—	116
Net investment income	745	1,218
Interest income	4,881	5,798
Other	282	465

Total revenues	52,993	169,759
Interest expense	2,505	274

Revenues, net of interest expense	50,488	169,485

Non-Interest Expenses:
Compensation and benefits	48,273	89,877
Professional services	8,841	12,686
Business development	6,624	9,931
Clearing and brokerage fees	3,367	3,022
Occupancy and equipment	8,361	7,816
Communications	6,165	5,805
Other operating expenses	4,080	3,706

Total non-interest expenses	85,711	132,843

(Loss) income before income taxes	(35,223)	36,642
Income tax (benefit) provision	(9,974)	14,882

Net (loss) income	$(25,249)	$21,760

Basic (loss) earnings per share	$(0.39)	$0.34

Diluted (loss) earnings per share	$(0.39)	$0.34

Weighted average shares outstanding:
Basic (in thousands)	64,755	64,297

Diluted (in thousands)	64,755	64,354

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$68,870	$214,208
Advisory	9,268	12,610
Institutional brokerage:
Principal transactions	10,845	6,188
Agency commissions	55,707	52,302
Asset management:
Base management fees	8,797	11,888
Incentive allocations and fees	—	220
Net investment (loss) income	(4,283)	2,713
Interest income	7,342	16,912
Other	526	541

Total revenues	157,072	317,582
Interest expense	2,538	4,936

Revenues, net of interest expense	154,534	312,646

Non-Interest Expenses:
Compensation and benefits	119,136	167,668
Professional services	20,004	23,510
Business development	18,644	21,246
Clearing and brokerage fees	6,965	5,688
Occupancy and equipment	16,968	15,309
Communications	12,208	11,214
Other operating expenses	6,813	5,526

Total non-interest expenses	200,738	250,161

(Loss) income before income taxes	(46,204)	62,485
Income tax (benefit) provision	(10,781)	29,719

Net (loss) income	$(35,423)	$32,766

Basic (loss) earnings per share	$(0.55)	$0.51

Diluted (loss) earnings per share	$(0.55)	$0.51

Weighted average shares outstanding:
Basic (in thousands)	64,592	64,223

Diluted (in thousands)	64,592	64,247

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balances, December 31, 2006	64,000	$64	$395,778	$—	$543	$88,003	$484,388

Net income	—	—	—	—	—	5,244	5,244	$5,244
Contribution from affiliates	—	—	3,425	—	—	—	3,425
Issuance of common stock	3,003	3	19,286	—	—	—	19,289
Repurchase of common stock	(1,000)	(1)	(13,017)	—	—	—	(13,018)
Stock compensation expense for options granted to purchase common stock	—	—	7,333	—	—	—	7,333
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	79	—	79	79

Comprehensive income								$5,323

Balances, December 31, 2007	66,003	$66	$412,805	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(35,423)	(35,423)	$(35,423)
Reimbursement to affiliates	—	—	(157)	—	—	—	(157)
Issuance of common stock	785	1	8,695	—	—	—	8,696
Issuance of restricted stock units	—	—	—	1,980	—	—	1,980
Stock compensation expense for options granted to purchase common stock	—	—	2,097	—	—	—	2,097
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	(2,280)	—	(2,280)	(2,280)

Comprehensive loss								$(37,703)

Balances, June 30, 2008	66,788	$67	$423,440	$1,980	$(1,658)	$57,824	$481,653

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(35,423)	$32,766
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,999	4,777
Stock compensation	6,991	4,678
Net investment loss (income) from long-term investments	4,283	(719)
Other	(4,284)	(1,824)
Changes in operating assets:
Receivables:
Clearing broker	(19,533)	9,463
Investment banking	(8,970)	2,699
Asset management fees	518	(194)
Affiliates	(243)	(1,471)
Interest, dividends and other	(3,900)	23,585
Trading securities, at fair value	2,079	(27,224)
Prepaid expenses and other assets	(1,812)	(1,722)
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	53	399
Accounts payable, accrued expenses and other liabilities	(53)	6,832
Accrued compensation and benefits	1,681	46,435

Net cash (used in) provided by operating activities	(53,614)	98,480

Cash flows from investing activities:
Purchases of mortgage-backed securities	(599,953)	(565,076)
Receipt of principal payments on mortgage-backed securities	13,045	17,961
Proceeds from sales of mortgage-backed securities	—	963,754
Purchases of furniture, equipment, software, and leasehold improvements	(2,251)	(3,280)
Purchases of long-term investments	(6,598)	(26,807)
Proceeds from sales of investment securities	13,064	9,472
Other	(600)	(1,000)

Net cash (used in) provided by investing activities	(583,293)	395,024

Cash flows from financing activities:
(Reimbursement to) contributions from affiliates	(157)	612
Increase in due to/from affiliates, net	85	10,792
Proceeds from (repayments of) repurchase agreements, net	553,125	(189,153)
Proceeds from issuance of common stock	576	3,842

Net cash provided by (used in) financing activities	553,629	(173,907)

Net (decrease) increase in cash and cash equivalents	(83,278)	319,597
Cash and cash equivalents, beginning of period	383,558	151,417

Cash and cash equivalents, end of period	$300,280	$471,014

Supplemental Cash Flow Information:
Cash payments for interest	$2,369	$4,689
Cash payments for taxes	$542	$19,504

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company under the Securities Exchange Act of 1934.

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

Management Services Agreement

Under a management services agreement with FBR Group, which was terminated effective January 1, 2008, FBR Group allocated to the Company certain costs relating to executive compensation during the year ended December 31, 2007. Executive compensation costs allocated to the Company during 2007 totaled 8% of the Company’s consolidated pre-tax earnings before deducting the amount payable to FBR Group, plus a $1,500 flat fee grossed up for tax purposes and certain employee benefit expenses. Effective January 1, 2008, compensation and benefits expense and other costs associated with the Company’s executive management team are borne directly by the Company.

During the three and six months ended June 30, 2007, the Company was allocated $3,552 and $6,183, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group.

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

During the three months ended June 30, 2008 and 2007, the Company decreased its other operating expenses by $563 and $917, respectively, representing overhead costs allocated to non-consolidated affiliates. During the six months ended June 30, 2008 and 2007, the Company decreased its other operating expenses by $1,132 and $2,361, respectively, representing overhead costs allocated to non-consolidated affiliates.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arise out of actions or events that occurred prior to the contribution. During the three months ended June 30, 2008 and 2007, FBR Group incurred costs of $28 and $116, respectively, net of taxes pursuant to these indemnification provisions. During the six months ended June 30, 2008 and 2007, FBR Group (recovered)/incurred costs of $(157) and $612, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Receivables and Payables

From time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group which are used for general operating purposes and are settled in cash on a regular basis.

Receivable from affiliates consisted of the following as of the specified dates:

	June 30, 2008	December 31, 2007
Receivable from FBR Group	$4,148	$2,648
Receivable from other affiliates	2,484	1,439
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	835	3,219

	$7,467	$7,306

Due to affiliates consisted of the following as of the specified dates:

	June 30, 2008	December 31, 2007
Payable to wholly-owned subsidiaries of FBR TRS Holdings	$64	$64
Payable to other affiliates	33	—

	$97	$64

In May 2008, the Company and FBR Group agreed to the cancellation of a revolving credit agreement of $200,000 between the two entities. The revolving credit agreement previously allowed for FBR Group to borrow funds from the Company to provide for its working capital needs.

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

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities and investment securities—marked-to-market. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. Investment securities—marked-to-market consists of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

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

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). These derivatives are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations, which are model-based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under SFAS 157 as of June 30, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair value on a Recurring Basis

	June 30, 2008	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency mortgage-backed securities	$884,318	$—	$884,318	$—

Long-term investments, at fair value:
Marketable equity securities	$2,385	$2,385	$—	$—
Investment securities—marked-to-market	1,083	—	—	1,083

Total	$3,468	$2,385	$—	$1,083

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$16,714	$516	$—	$16,198
Non-public debt securities	264	—	—	264
Marketable equity securities sold but not yet purchased	(259)	(259)	—	—

Total	$16,719	$257	$—	$16,462

Derivative instruments, at fair value:
Assets	$4,597	—	$4,597	—

As of June 30, 2008, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $17,545, or 1.2% of the Company’s total assets at that date.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended June 30, 2008. As of June 30, 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, April 1, 2008	$2,641	$42,640	$45,281
Total net gains or losses (realized/unrealized)
Included in earnings	(313)	(1,480)	(1,793)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,245)	(24,698)	(25,943)

Ending balance, June 30, 2008	$1,083	$16,462	$17,545

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(301)	$(1,157)	$(1,458)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the six months ended June 30, 2008.

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total net gains or losses (realized/unrealized)
Included in earnings	(818)	(2,117)	(2,935)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,245)	12	(1,233)

Ending balance, June 30, 2008	$1,083	$16,462	$17,545

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(680)	$(1,908)	$(2,588)

There were no transfers of securities in to, or out of, Level 3 financial assets during the three and six months ended June 30, 2008.

Gains and losses from Level 3 financial assets, that are included in earnings for the three months ended June 30, 2008, are reported in the following line descriptions on the Company’s statement of operations:

	Net investment (loss) income	Principal transactions
Total gains or losses included in earnings (or changes in net assets) for the period	$(313)	$(1,480)

Change in unrealized gains or losses relating to assets still held at June 30, 2008	$(301)	$(1,157)

Gains and losses from Level 3 financial assets, that are included in earnings for the six months ended June 30, 2008, are reported in the following line descriptions on the Company’s statement of operations:

	Net investment (loss) income	Principal transactions
Total gains or losses included in earnings (or changes in net assets) for the period	$(818)	$(2,117)

Change in unrealized gains or losses relating to assets still held at June 30, 2008	$(680)	$(1,908)

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

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in the period indicated:

	June 30, 2008				Three Months Ended June 30, 2008
		Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$—	$—	$—	$—	$—

	June 30, 2008				Six Months Ended June 30, 2008
		Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$6,838	$—	$—	$6,838	$(2,870)

Mortgage-Backed Securities and Long-term Investments, at Fair Value

Mortgage-backed securities and long-term investments, at fair value, consisted of the following as of the dates indicated:

	June 30, 2008	December 31, 2007
Mortgage-backed securities, at fair value:
Freddie Mac(1)	$157,951	$—
Fannie Mae(1)	726,367	—

	$884,318	$—

Long-term investments, at fair value:
Marketable equity securities	$2,385	$12,627
Investment securities—marked-to-market	1,083	7,743

Total	$3,468	$20,370

(1)	As of June 30, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae & Freddie Mac. The weighted average coupon of these securities was 3.37% as of June 30, 2008.

As of June 30, 2008, the Company had investments in agency mortgage-backed and marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2008
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Agency mortgage-backed securities	$886,908	$—	$(2,590)	$884,318
Marketable equity securities	3,350	107	(1,072)	2,385

	$890,258	$107	$(3,662)	$886,703

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2007
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$11,609	1,020	(2)	$12,627

(1)	Duration of unrealized losses is less than 12 months

As of June 30, 2008, $584,412 (representing fair value) of the mortgage-backed securities positions were pledged as collateral for repurchase agreement borrowings (see Note 4).

During the first six months of 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $2, respectively. There were no comparable sales of mortgage-backed securities during the six months ended June 30, 2008.

During the three months ended June 30, 2008, the Company received $5,433 from sales of marketable equity securities resulting in gross gains of $547. During the six months ended June 30, 2008, the Company received $10,929 from sales of marketable equity securities resulting in gross gains of $839. There were no sales of marketable equity securities during the three and six months ended June 30, 2007.

The Company held agency-backed collateralized mortgage obligations as of June 30, 2008, which were evaluated for impairment. Based on its evaluation, because of the limited severity and duration of the impairment and because the Company has the intent and ability to hold these investments until a recovery in fair value occurs, the Company does not deem these investments to be other-than-temporarily impaired as of June 30, 2008.

The Company also evaluated its portfolio of marketable equity securities for impairment. For the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and duration of the impairments. The Company evaluated the near term prospects for the investments in an unrealized loss position in relation to the severity and duration of the impairments. Based on the limited duration of the unrealized losses and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for the forecasted recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2008.

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

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	June 30, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$16,714	$259	$18,787	$154
Corporate debt securities	264	—	270	52

	$16,978	$259	$19,057	$206

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	June 30, 2008	December 31, 2007
Non-public equity securities	$50,745	$46,748
Investment funds	16,887	16,958
Other	5,265	—

	$72,897	$63,706

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment, as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company did not record other-than-temporary impairment losses for the three months ended June 30, 2008. The Company recorded other-than-temporary impairment losses of $2,870 during the six months ended June 30, 2008 relating to investments in three non-public equity securities. Subsequent to these impairment losses, the carrying value of these three investments totaled $6,838. There were no such other-than-temporary impairments recorded during the three and six months ended June 30, 2007.

4.	Borrowings:

The Company has entered into repurchase agreements with various financial institutions that have been used in conjunction with the Company’s investments in mortgage-backed securities. As of June 30, 2008, the Company had repurchase agreement obligations totaling $553,127 with a weighted average interest rate of 2.47% and a weighted average remaining term to maturity of 25 days. During the three and six months ended June 30, 2008, interest expense related to repurchase agreement borrowings totaled $2,505 and $2,533, respectively. For both the three and six months ended June 30, 2007, interest expense related to repurchase agreement borrowings totaled $4,361. As of December 31, 2007, there were no outstanding repurchase agreements.

As of June 30, 2008, the Company had $300,318 of unsettled mortgage-backed security purchase obligations. In July 2008, this amount was settled in cash and $278,912 of financing provided through repurchase agreements.

5.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133.

The following table summarizes these derivative positions as of the dates indicated:

	June 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair value hedge:
Interest rate cap agreements(1)	$689,578	$4,597	$—	$—

(1)	Comprised of five interest rate caps which mature in 2013 with a weighted average strike rate of 6.1%.

In connection with its investments in agency mortgage-backed securities during the six months ended June 30, 2008, the Company entered into five interest rate cap agreements in which the counterparties to these instruments are U.S. financial institutions. The Company designated these five interest rate cap agreements as fair value hedges of the Company’s exposure to a decrease in the fair values of its mortgage-backed securities attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate caps are recognized in earnings and the changes in fair value of the hedged items attributable to the hedged risk are adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. The ineffective portion of these hedges was not material for the three and six months ended June 30, 2008. The Company had not entered into any interest rate caps prior to 2008.

6.	Income Taxes:

During the three and six months ended June 30, 2008, the Company recorded tax benefits of $(9,974) and $(10,781), respectively. During the three and six months ended June 30, 2007, the Company recorded tax provisions of $14,882 and $29,719, respectively. The Company’s annualized effective tax rate for the three and six months ended June 30, 2008 was 28% and 23%, respectively. The Company’s annualized effective tax rate for the three and six months ended June 30, 2007 was 41% and 48%, respectively. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vestings, as required under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to the Company’s operating results. In addition, the Company’s tax benefit recorded during the three and six months ended June 30, 2008, reflects a full valuation allowance on tax benefits related to losses incurred at Friedman, Billings, Ramsey International, Ltd., (“FBRIL”), the Company’s U.K. broker-dealer subsidiary, during the period.

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

7.	Net Capital Requirements:

Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), the Company’s U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2008, FBR & Co. had net capital of $84,058 that was $80,334 in excess of its required net capital of $3,724. As of June 30, 2008, FBRIL had net capital in excess of required amounts.

8.	Earnings Per Share:

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

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,755	64,755	64,297	64,297
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	57

Weighted average common and common equivalent shares outstanding (in thousands)	64,755	64,755	64,297	64,354

Net (loss) earnings applicable to common stock	$(25,249)	$(25,249)	$21,760	$21,760

(Loss) earnings per common share	$(0.39)	$(0.39)	$0.34	$0.34

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,592	64,592	64,223	64,223
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	24

Weighted average common and common equivalent shares outstanding (in thousands)	64,592	64,592	64,223	64,247

Net (loss) earnings applicable to common stock	$(35,423)	$(35,423)	$32,766	$32,766

(Loss) earnings per common share	$(0.55)	$(0.55)	$0.51	$0.51

Options to purchase 6,237,424 and 7,153,354 shares, respectively, of the Company’s common stock were outstanding and anti-dilutive as of June 30, 2008 and 2007.

9.	Commitments and Contingencies:

Litigation

As of June 30, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Legal and Regulatory Matters Involving FBR Group and its Affiliates

FBR Group, which controlled more than 50% of the total voting power of the Company’s outstanding common stock as of June 30, 2008, was a party to the legal proceeding discussed below, which was subsequently dismissed by the court in May 2008. Neither the Company nor any of its subsidiaries was named as a party to this legal proceeding and FBR Group agreed to indemnify the Company against any claims or liabilities as a result of the legal proceeding described below.

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

10.	Shareholders’ Equity:

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2008 the Company recognized compensation (credit) expense of $(54) and $227, respectively. For the three and six months ended June 30, 2007 the Company recognized compensation expense of $62 and $354, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for six months ended June 30, 2008: dividend yield of zero, expected volatility of 42.5%, risk-free interest rate of 2.49%, and an expected life of 5.5 years. The weighted average fair value of the 35,308 options granted during the six months ended June 30, 2008 was $2.78 per share. No options were granted during the three months ended June 30, 2008. The following weighted average assumptions were used for options granted during the three and six months ended June 30, 2007: dividend yield of zero and zero, respectively, expected volatility of 30% and 30%, respectively, risk-free interest rate of 4.6% and 4.7%, respectively, and an expected life of 3.8 and 4.4 years, respectively. During the three and six months ended June 30, 2007, the weighted average fair value of 801,344 and 1,501,086 options, respectively, granted was $4.61 and $4.91 per share, respectively.

Compensation expense recognized by the Company for stock options for the three and six months ended June 30, 2008, was $738 and $1,662, respectively, with a related tax benefit of $111 and $488, respectively, associated with the FBR Capital Markets Long-Term Incentive Plan. Comparable compensation expense recognized by the Company for stock options for the three and six months ended June 30, 2007 was $1,409 and $2,740, respectively, and a tax benefit of $568 and $1,154, respectively. Stock compensation expense related to stock options for the three and six months ended June 30, 2008 is not comparable to the same periods in the prior year due to the reversal of compensation expense related to forfeitures of unvested stock options issued to employees in prior periods that exceeded its historical forfeiture assumption used to calculate stock compensation expense. This increased volume of forfeitures was due to a reduction in the number of the Company’s employees during the first six months of 2008.

As of June 30, 2008, there was $8,015 of total unrecognized compensation cost related to 3,496,053 nonvested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted average period of 1.1 years.

The Company also grants restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. For the three and six months ended June 30, 2008, the Company granted 38,910 and 295,989 restricted shares of common stock, respectively, at weighted average share prices of $5.13 and $6.74, respectively. For the three and six months ended June 30, 2008, the Company recognized $1,262 and $3,211, respectively, of compensation expense related to grants of restricted shares of common stock. For the three and six months ended June 30, 2007, the Company granted 1,460,740 and 1,820,578 restricted shares of common stock, respectively, at weighted average share prices of $17.00 and $16.67, respectively. For the three and six months ended June 30, 2007, the Company recognized $873 and $1,189, respectively, of compensation expense related to grants of restricted shares of common stock. During the three and six months ended June 30, 2008, the Company issued 65,000 and 4,730,000 RSUs, respectively, at a weighted average fair value of $2.04 and $2.09 per unit, respectively, which are subject to a market condition and vest ratably in years three, four, and five from date of issuance. In addition, the Company issued 300,402 and 1,749,843 RSUs, respectively, at a weighted average price of $4.97 and $6.42 per unit, respectively which vest ratably in years three, four, and five from date of issuance or cliff-vest after three years based on continued employment over the specified period. For the three and six months ended June 30, 2008, the Company recognized $1,156 and $1,676 of compensation expense, respectively, related to these RSUs. The Company did not grant any RSUs prior to January 1, 2008.

As of June 30, 2008, a total of 1,914,101 shares of such restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $20,447. The total unrecognized cost is expected to be recognized over a weighted-average period of 3.4 years as of June 30, 2008. As of June 30, 2008, a total of 5,954,843 of such RSUs were outstanding with total unrecognized compensation cost related to unvested units of $17,851. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.6 years.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares of restricted common stock and RSUs are issued to an irrevocable trust and are not returnable to the Company. During the three and six months ended June 30, 2008, the Company issued -0- and 700,374 shares, respectively, of restricted common stock valued at $-0- and $5,114, respectively, to the trust in settlement of such accrued incentive compensation. During the three and six months ended June 30, 2008, the Company also issued 18,722 and 43,886 RSUs, respectively, valued at $97 and $304, respectively, to the trust in settlement of such accrued incentive compensation. During the three and six months ended June 30, 2007, the Company issued 22,150 and 140,391 shares of restricted common stock, respectively, valued at $338 and $2,142, respectively, to the trust in settlement of such accrued incentive compensation.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to 1 million shares of the Company’s outstanding shares of common stock. During the third quarter of 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 1 million shares at a total cost of $13,017. In October 2007, the Company’s Board of Directors authorized the repurchase of up to an additional 5 million shares of common stock. There were no share repurchases during the three and six months ended June 30, 2008.

11.	Segment Information:

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $5,101 and $11,061 for the three months ended June 30, 2008 and 2007, respectively. The Company’s revenues from foreign operations totaled $9,191 and $17,545 for the six months ended June 30, 2008 and 2007, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended June 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$8,153	$—	$—	$8,153
Institutional brokerage	34,326	—	—	34,326
Base management fees	—	4,153	—	4,153
Net investment income	—	—	1,059	1,059
Net interest income	340	—	1,480	1,820
Other	348	493	136	977

Total	43,167	4,646	2,675	50,488

Operating Expenses:
Variable	28,939	2,871	50	31,860
Fixed	47,676	5,691	484	53,851

Total	76,615	8,562	534	85,711

Pre-tax (loss) income	$(33,448)	$(3,916)	$2,141	$(35,223)

Compensation and benefits:
Variable	$20,764	$1,133	$34	$21,931
Fixed	23,476	2,608	258	26,342

Total	$44,240	$3,741	$292	$48,273

	Three Months Ended June 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$123,124	$—	$—	$123,124
Institutional brokerage	32,057	—	—	32,057
Base management fees	—	6,361	—	6,361
Incentive allocations and fees	—	116	—	116
Net investment income	—	—	1,173	1,173
Net interest income	2,621	—	2,683	5,304
Other	600	629	121	1,350

Total	158,402	7,106	3,977	169,485

Operating Expenses:
Variable	76,042	4,133	(106)	80,069
Fixed	48,239	3,953	582	52,774

Total	124,281	8,086	476	132,843

Pre-tax income (loss)	$34,121	$(980)	$3,501	$36,642

Compensation and benefits:
Variable	$62,919	$1,618	$(153)	$64,384
Fixed	23,556	1,685	252	25,493

Total	$86,475	$3,303	$99	$89,877

	Six Months Ended June 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$78,138	$—	$—	$78,138
Institutional brokerage	65,688	—	—	65,688
Base management fees	—	8,797	—	8,797
Net investment loss	—	—	(3,048)	(3,048)
Net interest income	1,441	—	2,514	3,955
Other	(273)	915	362	1,004

Total	144,994	9,712	(172)	154,534

Operating Expenses:
Variable	77,601	6,506	81	84,188
Fixed	105,062	10,664	824	116,550

Total	182,663	17,170	905	200,738

Pre-tax loss	$(37,669)	$(7,458)	$(1,077)	$(46,204)

Compensation and benefits:
Variable	$59,831	$2,844	$58	$62,733
Fixed	51,268	4,651	484	56,403

Total	$111,099	$7,495	$542	$119,136

	Six Months Ended June 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$226,818	$—	$—	$226,818
Institutional brokerage	57,062	—	—	57,062
Base management fees	—	11,889	—	11,889
Incentive allocations and fees	—	220	—	220
Net investment income	—	—	2,385	2,385
Net interest income	5,268	—	6,204	11,472
Other	1,148	1,464	188	2,800

Total	290,296	13,573	8,777	312,646

Operating Expenses:
Variable	138,508	7,822	284	146,614
Fixed	93,731	8,318	1,498	103,547

Total	232,239	16,140	1,782	250,161

Pre-tax income (loss)	$58,057	$(2,567)	$6,995	$62,485

Compensation and benefits:
Variable	$116,469	$3,220	$161	$119,850
Fixed	43,714	3,521	583	47,818

Total	$160,183	$6,741	$744	$167,668

12.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption of SFAS 141(R) on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Company’s financial condition or operating results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SFAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP

FAS 142-3 is intended to improve the consistency between the useful life and of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United State. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is evaluating the impact of adoption of FSP FAS 142-3 on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Earlier application is not permitted. The Company is evaluating the impact of adoption of FSP EITF No. 03-6-1 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR Capital Markets Corporation and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Business Environment

As an investment banking, institutional sales, trading and research and asset management firm, our businesses are materially affected by conditions in the U.S. financial markets, general U.S. economic conditions and, to a lesser degree, global economic conditions. The decreased level of capital markets activities during the first half of 2008 as compared to the comparable 2007 period exhibited the effects of the current uncertainty in economic conditions due to continuing negative economic trends. Our investment banking revenues have been adversely affected by the continued mortgage and credit market dislocation that began in the latter half of 2007, and we may be further impacted should there be a continued or further credit market dislocations or sustained market downturn. Other factors contributing to the current weak economic conditions are an increasing unemployment rate coupled with decreases in home price and inflationary concerns stemming from the increase in oil prices on energy and retail prices.

We believe the remainder of 2008 is going to continue to be a difficult business environment, with continued dampened capital markets activity, both domestically and internationally. Our growth outlook is dependent on the extent and severity of the credit dislocation, results from fiscal and monetary policy actions, accessibility of liquidity and the direction of oil prices. For further discussions on how markets conditions may affect our businesses see “Risk Factors” in the Company “Annual Report” on Form 10-K for the year ended December 31, 2007.

Executive Summary

Our revenues consist primarily of: capital raising revenue and advisory fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and dividend income, earnings from investment funds, net interest income and net investment income in principal investing.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and technology, media and telecommunications sectors. The following tables provide a summary of our results within the capital markets segment (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Revenues, net of interest expense:
Investment banking	$8,153	$123,124
Institutional brokerage	34,326	32,057
Net interest income	340	2,621
Other	348	600

Total	43,167	158,402

Operating Expenses:
Variable	28,939	76,042
Fixed	47,676	48,239

Total	76,615	124,281

Pre-tax (loss) income	$(33,448)	$34,121

The pre-tax income from our capital markets segment decreased from $34.1 million for the second quarter of 2007 to a pre-tax loss of $33.4 million for the second quarter of 2008. This decrease is primarily attributable to a $115.0 million decrease in investment banking revenues during the second quarter of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the second quarter of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $34.3 million for the quarter ended June 30, 2008 as compared to $32.1 million for the quarter ended June 30, 2007. Variable expenses decreased $47.1 million, or 61.9%, which is attributable to the decrease in net revenues. The decrease in fixed expenses of $0.6 million reflects the net effect of increased costs attributable to the build-out of our international operations offset by a slight reduction in operating expenses and the effects during the quarter of the forfeiture of certain stock-based compensation awards.

	Six Months Ended June 30,
	2008	2007
Revenues, net of interest expense:
Investment banking	$78,138	$226,818
Institutional brokerage	65,688	57,062
Net interest income	1,441	5,268
Other	(273)	1,148

Total	144,994	290,296

Operating Expenses:
Variable	77,601	138,508
Fixed	105,062	93,731

Total	182,663	232,239

Pre-tax (loss) income	$(37,669)	$58,057

The pre-tax income from our capital markets segment decreased from $58.1 million for the six months ended June 30, 2007 to a pre-tax loss of $37.7 million for the six months ended June 30, 2008. This decrease is primarily attributable to a $148.7 million decrease in investment banking revenues during the first half of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first half of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $65.7 million for the six months ended June 30, 2008 as compared to $57.1 million for the six months ended June 30, 2007. Variable expenses decreased $60.9 million, or 44.0%, which is attributable to the decrease in net revenues. The decrease in variable expenses was offset partially by an $11.3 million increase in fixed expenses that is attributable to the build-out of the our international operations, increased stock-based compensation, and $3.9 million in severance costs associated with a reduction in our workforce.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $1.9 billion at June 30, 2008, decreasing from $2.1 billion at March 31, 2008 and decreasing from $2.5 billion as of December 31, 2007. Net assets under management decreased 9.5%, or $0.2 billion, during the second quarter of 2008 based on fund performance and net redemptions. The following tables provide a summary of our results within the asset management segment (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Revenues, net of interest expense:
Base management fees	$4,153	$6,361
Incentive allocations and fees	—	116
Other	493	629

Total	4,646	7,106

Operating Expenses:
Variable	2,871	4,133
Fixed	5,691	3,953

Total	8,562	8,086

Pre-tax loss	$(3,916)	$(980)

The pre-tax loss from our asset management activities increased to a pre-tax loss of $3.9 million in the second quarter of 2008 compared to a pre-tax loss of $1.0 million in the second quarter of 2007. We recorded $4.2 million in base management fees (including mutual fund administrative fees) for the three months ended June 30, 2008, as compared to $6.4 million for the three months ended June 30, 2007. The decrease in management fees during the second quarter of 2008 reflects the effects of the decrease in average assets under management for the quarter compared to prior year. Operating expenses increased as a result of increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

	Six Months Ended June 30,
	2008	2007
Revenues, net of interest expense:
Base management fees	$8,797	$11,889
Incentive allocations and fees	—	220
Other	915	1,464

Total	9,712	13,573

Operating Expenses:
Variable	6,506	7,822
Fixed	10,664	8,318

Total	17,170	16,140

Pre-tax loss	$(7,458)	$(2,567)

The pre-tax loss from our asset management activities increased to a pre-tax loss of $7.5 million in the first six months of 2008 compared to a pre-tax loss of $2.6 million in the first six months of 2007. We recorded $8.8 million in base management fees (including mutual fund administrative fees) for the six months ended June 30, 2008, as compared to $11.9 million for the six months ended June 30, 2007. The decrease in management fees during the first six months of 2008 reflects the effects of the decrease in average assets under management for the six months compared to prior year. Operating expenses increased as a result of increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

The following tables provide detail relating to our assets under management (dollars in millions):

	June 30, 2008
	Gross(1)	Net(2)
Managed accounts	$275.7	$275.7
Hedge and offshore funds	35.5	33.4
Mutual funds:
Equity	1,431.4	1,412.1
Fixed income and money market	122.0	121.7
Private equity funds	21.1	20.2

Total	$1,885.7	$1,863.1

	December 31, 2007
	Gross(1)	Net(2)
Managed accounts	$347.1	$347.1
Hedge and offshore funds	52.1	50.7
Mutual funds:
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of June 30, 2008, our principal investing segment consists of investments in merchant banking investments, agency-backed mortgage-backed securities and investments in mutual, hedge and venture funds.

The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Revenues, net of interest expense:
Net investment income	$1,059	$1,173
Net interest income	1,480	2,683
Other	136	121

Total	2,675	3,977

Operating Expenses:
Variable	50	(106)
Fixed	484	582

Total	534	476

Pre-tax (loss) income	$2,141	$3,501

The pre-tax income from our principal investing activities decreased from $3.5 million in the second quarter of 2007 to $2.1 million in the second quarter of 2008. The decrease in pre-tax income is primarily attributable to the decrease in net interest income on our liquid capital. This decrease in net interest income is attributable to the year-over-year decrease in money market rates and lower average interest bearing cash and investment balances in the second quarter of 2008 compared to the second quarter of 2007, resulting from the deployment of capital into our merchant banking portfolio during 2007 and the Company’s operating losses.

	Six Months Ended June 30,
	2008	2007
Revenues, net of interest expense:
Net investment (loss) income	$(3,048)	$2,385
Net interest income	2,514	6,204
Other	362	188

Total	(172)	8,777

Operating Expenses:
Variable	81	284
Fixed	824	1,498

Total	905	1,782

Pre-tax (loss) income	$(1,077)	$6,995

The pre-tax income from our principal investing activities decreased from $7.0 million in the first six months of 2007 to a pre-tax loss of $1.1 million in the first six months of 2008. The decrease in pre-tax income is primarily attributable to the net investment loss incurred in the six months ended June 30, 2008, reflecting the write-down of certain merchant banking investments, which occurred in the first quarter of 2008, as compared to gains on investment funds and gains recognized from the sale of mortgage-backed securities, having an implied or carried AAA rating, during the first six months of 2007. In addition, the decrease in net interest income on our liquid capital contributed to the decrease in pre-tax income. This decrease in net interest income is attributable to the year-over-year decrease in money market rates and lower average interest bearing cash and investment balances in the six months ended June 30, 2008 compared to the same period in 2007, resulting from the deployment of capital into our merchant banking portfolio during 2007 and the Company’s operating losses.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $76.4 million as of June 30, 2008. Of this total, $49.3 million was held in the merchant banking portfolio, $16.9 million was held in investment funds and $10.2 million was held in other long-term investments. The following table provides additional detail regarding the Company’s merchant banking and other long-term investments as of June 30, 2008 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	June 30, 2008
	Number of Shares	Original Cost Basis	Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities:
Grubb & Ellis Company	236,558	$1,519	$1,519	$911
Thornburg Mortgage, Inc.	565,508	5	5	113

Total		$1,524	$1,524	$1,024

Investment securities—marked-to-market				1,083
Other investments				1,361

Total long-term investments, at fair value				$3,468

Other long-term investments:
Merchant banking—non-public securities:
Cohen Financial(1)(2)	112,892	$5,000	$1,129	$1,129
Cypress Sharpridge Investments, Inc.(1)(2)	89,600	2,500	1,613	1,613
Ellington Financial LLC(2)	1,438,750	27,049	27,049	27,049
FSI Realty Trust(1)(2)	376,344	3,500	752	752
Muni Funding of America, LLC(1)(2)	375,000	3,488	2,625	2,625
Star Asia Finance, Limited(1)(2)	650,000	4,220	3,100	3,100
Thornburg Mortgage, Inc.(3)	N/A	5,043	5,043	5,043
Thunderbird Resorts, Inc.(2)	836,320	7,000	7,000	7,000

Total		$57,800	$48,311	$48,311

Investment funds				16,887
Other investments				7,699

Total other long-term investments				$72,897

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges.
(2)	As of June 30, 2008 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(3)	Represents an investment in senior subordinated debt securities and warrants to purchase Thornburg Mortgage, Inc. common stock.

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

As previously disclosed in our Annual Report on Form 10-K for the period ending December 31, 2007, we currently have invested a portion of our excess liquid capital in residential mortgage-backed securities, all of which are collateralized mortgage obligations, guaranteed as to principal and interest by U.S. Government sponsored entities. The market value of these securities, however, is not guaranteed by these entities. Our deployment of capital into these investments has been based on our current near-term liquidity requirements and our assessment of our ability and intent to hold these securities to withstand interim market value fluctuations due to market and interest rate risks (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk”).

We have invested in short-term liquid investments as well as agency-backed mortgage-backed securities. Such investments have a carried or an implied AAA rating. Our mortgage-backed securities investment strategy is based on investing in hybrid-ARM mortgage-backed securities and agency-backed collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity and financed partially by repurchase agreement borrowings. For the three months ended June 30, 2008 and 2007, we recorded net interest income of $1.5 million and $2.7 million, respectively, from liquid capital invested in our principal investing segment. For the six months ended June 30, 2008 and 2007, we recorded net interest income of $2.5 million and $6.2 million, respectively, from liquid capital invested in our principal investing segment.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net income decreased from $21.8 million in the second quarter of 2007 to a loss of $25.2 million in the second quarter of 2008. The decrease in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $34.1 million in the second quarter of 2007 to a loss of $33.4 million in the second quarter of 2008. In addition, pre-tax income from the Company’s principal investing segment decreased from $3.5 million in the second quarter of 2007 to $2.1 million in the second quarter of 2008, reflecting the impact of decreases in interest rates over the past year, which resulted in a reduction in net interest income. Pre-tax loss from the Company’s asset management segment increased from $1.0 million in the second quarter of 2007 to a $3.9 million pre-tax loss in this segment during the second quarter of 2008 as a result of a decrease in average assets under management and increased fixed costs. The Company’s provision for income taxes was $14.9 million in the second quarter of 2007 as compared to a tax benefit of $10.0 million in the second quarter of 2008.

The Company’s net revenues decreased 70.2% from $169.5 million in the second quarter of 2007 to $50.5 million in the second quarter of 2008 due to the changes in revenues, net of interest expense discussed below.

Capital raising revenues decreased 96.6% from $117.0 million in the second quarter of 2007 to $4.0 million in the second quarter of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in the credit markets. We completed seven private placements generating $100.8 million in revenues during the second quarter of 2007. We did not complete any individually significant equity capital raising transactions during the second quarter of 2008.

Advisory revenues decreased 32.3% from $6.2 million in the second quarter of 2007 to $4.2 million generated in the second quarter of 2008. We completed 10 merger and acquisition and advisory engagements in the second quarter of 2007 as compared to two merger and acquisition and advisory engagements in the second quarter of 2008.

Institutional brokerage revenues from agency commissions and principal transactions increased 6.4% from $32.7 million in the second quarter of 2007 to $34.8 million in the second quarter of 2008 as a result of increases in trading volume due to our expansion of sales and trading personnel partially offset by increased losses on trading securities.

Asset management base management fees decreased 34.4% from $6.4 million in the second quarter of 2007 to $4.2 million in the second quarter of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The decrease in net investment income from $1.2 million in the second quarter of 2007 to $0.7 million in the second quarter of 2008 is due to a decrease in income from investment funds as a result of fund performance during the second quarter of 2008 as compared to the second quarter of 2007.

Net interest income from non-brokerage activities decreased from $5.5 million in the second quarter of 2007 to $2.4 million in the second quarter of 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during the second quarter of 2008 as compared to the second quarter of 2007.

Other revenues decreased from $0.5 million in the second quarter of 2007 to $0.3 million in the second quarter of 2008 primarily due to a decrease in dividends on trading positions.

Total non-interest expenses decreased 35.5% from $132.8 million in the second quarter of 2007 to $85.7 million in the second quarter of 2008. This decrease was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expenses decreased 46.3% from $89.9 million in the second quarter of 2007 to $48.3 million in the second quarter of 2008. This decrease is primarily due to a $42.5 million decrease in variable compensation associated primarily with decreased investment banking revenues.

Professional services expenses decreased 30.7% from $12.7 million in the second quarter of 2007 to $8.8 million in the second quarter of 2008 primarily due to decreased costs associated with the lower volume of investment banking transactions and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 33.3% from $9.9 million in the second quarter of 2007 to $6.6 million in the second quarter of 2008. This decrease is primarily due to decreased costs associated with the lower volume of investment banking transactions.

Clearing and brokerage fees increased 13.3% from $3.0 million in the second quarter of 2007 to $3.4 million in the second quarter of 2008. The increase is due to costs associated with increased equity trading volumes.

Occupancy and equipment expenses increased 7.7% from $7.8 million in the second quarter of 2007 to $8.4 million in the second quarter of 2008. This increase is primarily due to increased software licensing fees and the investments made in upgrading our technology and office space.

Communications expenses increased 6.9% from $5.8 million in the second quarter of 2007 to $6.2 million in the second quarter of 2008 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 10.8% from $3.7 million in the second quarter of 2007 to $4.1 million in the second quarter of 2008 due primarily to a decrease in cost allocations to FBR Group.

The income tax provision decreased from $14.9 million in the second quarter of 2007 to a $10.0 million tax benefit in the second quarter of 2008 due to decreased pre-tax income. Our annualized effective tax rate was 28% in the second quarter of 2008 as compared to 41% in the second quarter of 2007. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to the Company’s operating results. In addition, the Company’s tax benefit recorded during the second quarter of 2008 reflects a full valuation allowance on tax benefits attributable to losses incurred in our U.K. subsidiary during the period.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net income decreased from $32.8 million in the first six months of 2007 to a loss of $35.4 million in the first six months of 2008. The decrease in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $58.1 million in the first six months of 2007 to a loss of $37.7 million in the first six months of 2008. In addition, pre-tax income from the Company’s principal investing segment decreased from $7.0 million in the first six months of 2007 to a loss of $1.1 million in the first six months of 2008, reflecting the effects of writedowns related to certain of the Company’s merchant banking investments and losses from investment funds. Pre-tax loss from the Company’s asset management segment increased from a pre-tax loss of $2.6 million in the first six months of 2007 to a $7.5 million loss in this segment during the first six months of 2008 as a result of a decrease in average assets under management and increased fixed costs. The Company’s provision for income taxes was $29.7 million in the first six months of 2007 as compared to a tax benefit of $10.8 million in the first six months of 2008. The Company’s tax provisions during the first six months of 2008 and 2007 include discrete period charges of $2.9 million and $3.6 million, respectively, related to restricted stock vesting, as required under SFAS 123(R).

The Company’s net revenues decreased 50.6% from $312.6 million in the first six months of 2007 to $154.5 million in the first six months of 2008 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 67.8% from $214.2 million in the first six months of 2007 to $68.9 million in the first six months of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in the credit markets. We completed four private placements during the first six months of 2008 generating $59.1 million in revenues compared to nine private placements generating $159.0 million in revenues during the first six months of 2007.

Advisory revenues decreased 26.2% from $12.6 million in the first six months of 2007 to $9.3 million generated in the first six months of 2008. We completed 17 merger and acquisition and advisory engagements in the first six months of 2007 as compared to seven merger and acquisition and advisory engagements in the first six months of 2008.

Institutional brokerage revenues from agency commissions and principal transactions increased 13.8% from $58.5 million in the first six months of 2007 to $66.6 million in the first six months of 2008 as a result of increases in trading volume due to our expansion of sales and trading personnel partially offset by increased losses on trading securities.

Asset management base management fees decreased 26.1% from $11.9 million in the first six months of 2007 to $8.8 million in the first six months of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The decrease in net investment income from $2.7 million in the first six months of 2007 to a loss of $4.3 million in the first six months of 2008 is due to writedowns and losses on merchant banking investment securities and investment funds.

Net interest income from non-brokerage activities decreased from $12.0 million in the first six months of 2007 to $4.8 million in the first six months of 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during the first six months of 2008 as compared to the first six months of 2007.

Other revenues remained consistent at $0.5 million in both the first six months of 2007 and 2008. These amounts relate primarily to dividends on trading positions and merchant banking investments.

Total non-interest expenses decreased 19.8% from $250.2 million in the first six months of 2007 to $200.7 million in the first six months of 2008. This decrease was caused by the fluctuations in non-interest expenses described below.

Compensation and benefits expenses decreased 29.0% from $167.7 million in the first six months of 2007 to $119.1 million in the first six months of 2008. This decrease is primarily due to a $57.1 million decrease in variable compensation associated primarily with decreased investment banking revenues offset by increased costs associated with severance costs related to an overall reduction in our personnel and increased stock-based compensation.

Professional services expenses decreased 14.9% from $23.5 million in the first six months of 2007 to $20.0 million in the first six months of 2008 primarily due to decreased costs associated with the lower volume of investment banking transactions and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 12.3% from $21.2 million in the first six months of 2007 to $18.6 million in the first six months of 2008. This decrease is primarily due to a decrease costs associated with the lower volume of investment banking transactions offset by an increase in marketing activities during 2008 in conjunction with the Company’s sponsorship of the PGA Tour’s FBR Open.

Clearing and brokerage fees increased 22.8% from $5.7 million in the first six months of 2007 to $7.0 million in the first six months of 2008. The increase is due to costs associated with increased equity trading volumes.

Occupancy and equipment expenses increased 11.1% from $15.3 million in the first six months of 2007 to $17.0 million in the first six months of 2008. This increase is primarily due to increased software licensing fees and the investments made in upgrading our technology and office space.

Communications expenses increased 8.9% from $11.2 million in the first six months of 2007 to $12.2 million in the first six months of 2008 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 23.6% from $5.5 million in the first six months of 2007 to $6.8 million in the first six months of 2008 due primarily to a decrease in cost allocations to FBR Group.

The income tax provision decreased from $29.7 million in the first six months of 2007 to a $10.8 million tax benefit in the first six months of 2008 due to decreased pre-tax income. Our annualized effective tax rate was 23% in the first six months of 2008 as compared to 48% in the first six months of 2007. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS No. 123(R) as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to the Company’s operating results. In addition, the Company’s tax benefit recorded during the first six months of 2008 reflects a full valuation allowance on tax benefits attributable to losses incurred in our U.K. subsidiary during the period.

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

Cash Flows

As of June 30, 2008, the Company’s cash and cash equivalents totaled $300.3 million representing a net decrease of $83.3 million for the six months ended June 30, 2008. The decrease is attributable to $583.3 million of cash used in investing activities and cash used in operating activities of $53.6 million, offset by $553.6 million of cash provided by financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows should we experience a decrease in earnings.

Net cash used in the Company’s operating activities of $53.6 million for the first six months of 2008, compares to $98.5 million of cash provided by operating activities during the first six months of 2007. This decrease in operating cash flows reflects the effects of the decrease in capital raising revenues during the first six months of 2008 as compared to 2007 and the related decrease in accrued compensation and benefits associated with variable compensation.

Net cash used in investing activities of $583.3 million during the first six months of 2008 compares to net cash provided by investing activities of $395.0 million during the first six months of 2007, reflecting the difference in investing activity during the periods. The activity during 2008 reflects the purchase of agency-backed collateralized mortgage obligations, which were partially financed with repurchase agreement borrowings, while the 2007 activity reflects the net sale of mortgage-backed and other investment securities. As of June 30, 2008, we had $300.3 million of unsettled mortgage-backed security purchase obligations that were subsequently settled in July 2008 with cash and financing provided through repurchase agreements.

Similarly, the primary difference between the net cash provided by financing activities of $553.6 million during the first six months of 2008, as compared to net cash used in financing activities $173.9 million during the first six months of 2007, relates to the partial financing of the agency-backed collateralized mortgage obligations discussed above, as compared to sales of mortgage-backed securities and repayment of related repurchase agreement financings during the first six months of 2007.

Sources of Funding

We believe that our existing cash balances (totaling $300.3 million at June 30, 2008), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of June 30, 2008 and December 31, 2007, the Company’s liabilities totaled $945.6 million and $102.0 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 2.0 to 1 and 0.2 to 1, respectively. The increase in our total assets and liabilities as of June 30, 2008 reflects the effect of our purchases during the first six months of 2008 of a agency collateralized mortgage obligations partially financed by repurchase agreement borrowings. As of June 30, 2008, we had $553.1 million of outstanding borrowings under repurchase agreement obligations with a weighted average interest rate of 2.47% and a weighted average remaining term to maturity of 25 days.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to the Company, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At June 30, 2008, we had $300.3 million of available liquid capital. We believe this liquid capital, a portion of which is allocated specifically to our leveraged investments in mortgage-backed securities, provides us with sufficient short-term liquidity and that the amount of our overall leverage is within our targeted range. At present, we have no commitments to purchase additional mortgage-backed securities.

Our repurchase agreements include provisions contained in the standard master repurchase agreements as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. As provided in the standard master repurchase agreements, upon the occurrence of an event of default or a termination event the counterparty has the option to terminate the repurchase transaction under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreement declines and such lender demands additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Margin calls on repurchase agreements related to mortgage-backed securities primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. To date, we have not had any margin calls on our repurchase agreements.

Assets

Our principal assets consist of cash and cash equivalents, receivables, mortgage-backed securities, securities held for trading purposes and long-term investments.

As of June 30, 2008 and December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $300.3 million and $383.6 million, respectively.

The increase in our total assets to $1.4 billion as of June 30, 2008 compared to $608.7 million December 31, 2007, is primarily the result of our decision during the first six months of 2008 to invest a portion of our liquid capital in agency-backed collateralized mortgage obligations with a fair value of $884.3 million at June 30, 2008.

As of June 30, 2008, our long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

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

Regulatory Capital

FBR & Co., our U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2008, FBR & Co. had total regulatory net capital of $84.0 million, which exceeded its required net capital of $3.7 million by $80.3 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In October 2007, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of common stock from time to time, subject to applicable law. The Company did not repurchase any shares during the first six months of 2008.

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

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, reputational and equity ownership risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

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

Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2008 and December 31, 2007, we have recorded no liabilities with regard to this right. During the year ended December 31, 2007 and six months ended June 30, 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

The securities industry is subject to numerous risks, including the risk of loss associated with the underwriting, ownership, and trading of securities, and the risk of reduced revenues in periods of reduced demand for security offerings and activity in the secondary trading markets. Changing economic and market trends may negatively impact the liquidity and value of our investments and the level of security offerings underwritten by us, which may adversely affect our revenues and profitability.

Interest Rate Risk

From time to time, subject to guidelines adopted by our Board of Directors, we intend to invest a portion of our excess liquidity in mortgage-backed securities and finance those investments in-part with repurchase agreements, both of which are sensitive to interest rate changes. As of June 30, 2008, we held agency mortgage-backed securities (collateralized mortgage obligations, for which the principal and interest payments on the underlying securities are guaranteed by a U.S. government-sponsored entity) with a fair value of $884.3 million that was partially financed by $553.1 million of repurchase agreement borrowings and an unsettled purchase obligation of $300.3 million. As a result of our investment in these floating rate agency-backed collateralized mortgage obligations, we are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. Our primary interest rate risk relates to changes in both short and long term interest rates. As interest rates increase, the market value of any mortgage-backed securities we hold may decline, prepayment rates may go down, and duration may be expected to extend. If interest rates decline, the reverse is true for mortgage-backed securities. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of derivatives. The Company has purchased and designated interest rate caps as fair value hedges of the Company’s exposure to a decrease in the fair value of its mortgage-backed security investments attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on these interest rate caps are recognized in earnings and the changes in fair value of the hedged item attributable to the hedged risk are adjusted from the carrying amount of the hedged item and recognized in earnings in the same period. See “Notes to Consolidated Financial Statements—Note 5. Derivative Financial Instruments and Hedging Activities.”

The table that follows shows the expected change in fair value for the Company’s mortgage-backed securities and derivatives related to the Company’s principal investment activities under hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2008.” Management’s estimates of change in value for mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For mortgage-backed securities, the estimated change in value is based on duration of 0.57 in a rising interest rate environment and 0.27 in a declining interest rate environment.

The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the MBS, prior exposure to refinancing opportunities and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at June 30, 2008	Value at June 30, 2008 with 100 basis point increase in interest rates	Percent Change	Value at June 30, 2008 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$884,318	$879,289	(0.57)%	$886,715	0.27%
Derivative assets	4,597	8,507	85.06%	2,734	(40.52)%
Other	538,297	538,297	—	538,297	—

Total assets	$1,427,212	$1,426,093	(0.08)%	$1,427,746	0.04%

Liabilities
Repurchase agreements	$553,127	$553,127	—	$553,127	—
Other	392,432	392,432	—	392,432	—

Total liabilities	945,559	945,559	—	945,559	—
Shareholders’ equity	481,653	480,534	(0.23)%	482,187	0.11%

Total liabilities and shareholders’ equity	$1,427,212	$1,426,093	(0.08)%	$1,427,746	0.04%

Book value per share	$7.42	$7.41	(0.13)%	$7.43	0.13%

As shown above, the Company’s investments in mortgage-backed securities generally will benefit less from a decline in interest rates than it will be adversely affected by a same-scale increase in interest rates. The low level of interest rate exposure on changes in the fair value of the Company’s investments in mortgage-backed securities is, in large part, due to the securities’ floating-rate coupons coupled with the effect of interest rate caps purchased to hedge the Company’s exposure to decreases in the fair value of these securities attributable to changes in LIBOR.

In addition, other market conditions, such as the interest rate spread above LIBOR required by investors, also may affect the fair values of our investments in mortgage-backed securities. For example, increases in the level of spread above LIBOR will reduce the value of the Company’s agency mortgage-backed securities because of the higher risk premium required by investors to own the securities. Such higher risk premium requirements may be caused by factors such as market liquidity, demand and overall volatility. While any such increase in risk premium requirements would adversely affect the fair values of our investments in mortgage-backed securities, based on our overall leverage, available liquidity and our ability and intent to hold investments, we don’t believe that the fair value changes would have a material effect on our financial condition or results of operations.

Also, the value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, certain of the companies in our merchant banking portfolio and in the portfolios of hedge, venture and mutual funds in which we invest are exposed to interest rate risk. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest and the companies in which the managers of our hedge, venture and mutual fund holdings invest have their own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of these companies.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project which factors may affect the prices of equity securities and how much the effect might be, the impact a ten-percent increase and a ten-percent decrease in the prices of the equities held by our company would be as follows as of June 30, 2008. The fair value of the $17.0 million of trading portfolio securities held as of June 30, 2008 would increase or decrease to $18.7 million and $15.3 million, respectively, and the fair value of the $76.4 million of long-term investments held as of June 30, 2008 would increase or decrease to $84.0 million and $68.8 million, respectively.

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

High-Yield and Non-Investment Grade Debt and Preferred Securities

From time to time, we may underwrite, trade, invest in and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of June 30, 2008, we have not underwritten, traded, invested in or made a market in a material amount of these securities.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $3.0 million of liabilities as of June 30, 2008, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Item 4.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

As of June 30, 2008, there have been no material changes to the risk factors of the Company as previously disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 5, 2008. At the annual meeting, the shareholders voted on the election of nine directors to the Company’s Board of Directors, for one-year terms to expire at the annual meeting of shareholders in 2009. In addition, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. Following are the results of the matters voted on at the Annual Meeting:

In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Nominee for Director	Votes in Favor	Votes Withheld
Eric F. Billings	52,474,996	1,777,890
Andrew M. Alper	47,865,599	6,387,287
Richard M. DeMartini	50,707,988	3,544,898
Richard J. Hendrix	50,588,267	3,664,619
Thomas J. Hynes, Jr.	52,850,929	1,401,957
Richard A. Kraemer	53,715,374	537,512
Thomas S. Murphy, Jr.	50,707,988	3,544,898
Arthur J. Reimers	52,835,712	1,417,174
John T. Wall	53,690,412	562,474

The following other routine matter was approved by the shareholders:

	Votes in Favor	Votes Against	Votes Abstaining
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered pubic accounting firm for 2008	54,244,579	6,740	1,567

Item 6.	Exhibits

Exhibit Number	Exhibit Title
10.1	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard F. Hendrix (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008, and incorporated by reference herein).†

10.2	Employment Agreement, dated April 30, 2008, by and between Richard F. Hendrix and FBR Capital Markets Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008, and incorporated by reference herein).†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Contract

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: August 8, 2008	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2008	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit Number	Exhibit Title
10.1	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard F. Hendrix (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q Filed on May 12, 2008, and incorporated by reference herein).†

10.2	Employment Agreement, dated April 30, 2008, by and between Richard F. Hendrix and FBR Capital Markets Corporation (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q Filed on May 12, 2008, and incorporated by reference herein).†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Contract