Form 10-Q
period 2008-09-30
FBR CAPITAL MARKETS CORP
filed 2008-11-07
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2008 was 61,390,102 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$144,969	$383,558
Receivables:
Investment banking	3,516	3,717
Asset management fees	1,431	1,991
Due from affiliates	2,506	7,306
Other	40,506	17,909
Investments:
Mortgage-backed securities, at fair value	850,911	—
Long-term investments, at fair value	2,251	20,370
Trading securities, at fair value	25,092	19,057
Other long-term investments	63,455	63,706
Due from clearing broker	17,168	—
Derivative assets, at fair value	3,405	—
Intangible assets, net	9,372	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	25,996	29,092
Prepaid expenses and other assets	47,306	52,189

Total assets	$1,237,884	$608,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$4,601	$206
Repurchase agreements	701,718	—
Accrued compensation and benefits	35,950	45,432
Accounts payable, accrued expenses and other liabilities	42,384	48,778
Due to clearing broker	—	7,512
Due to affiliates	743	64

Total liabilities	785,396	101,992

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 66,618,536 and 66,002,838 shares issued and outstanding, respectively	67	66
Additional paid-in capital	428,277	412,805
Restricted stock units	3,934	—
Accumulated other comprehensive (loss) income, net of taxes	(9,054)	622
Retained earnings	29,264	93,247

Total shareholders’ equity	452,488	506,740

Total liabilities and shareholders’ equity	$1,237,884	$608,732

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$6,762	$49,691
Advisory	5,999	16,480
Institutional brokerage:
Principal transactions	2,610	968
Agency commissions	33,792	26,219
Asset management:
Base management fees	3,710	6,119
Incentive allocations and fees	—	82
Net investment (loss) income	(11,043)	1,493
Interest income	8,680	5,223
Other	184	213

Total revenues	50,694	106,488
Interest expense	5,139	316

Revenues, net of interest expense	45,555	106,172

Non-Interest Expenses:
Compensation and benefits	55,604	67,035
Professional services	9,281	9,195
Business development	5,189	6,304
Clearing and brokerage fees	3,810	3,911
Occupancy and equipment	8,077	8,671
Communications	5,700	5,717
Other operating expenses	4,576	3,308

Total non-interest expenses	92,237	104,141

(Loss) income before income taxes	(46,682)	2,031
Income tax (benefit) provision	(18,122)	1,764

Net (loss) income	$(28,560)	$267

Basic (loss) earnings per share	$(0.44)	$—

Diluted (loss) earnings per share	$(0.44)	$—

Weighted average shares outstanding:
Basic (in thousands)	64,988	64,122

Diluted (in thousands)	64,988	64,185

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$75,632	$263,899
Advisory	15,267	29,090
Institutional brokerage:
Principal transactions	13,455	7,156
Agency commissions	89,499	78,521
Asset management:
Base management fees	12,507	18,007
Incentive allocations and fees	—	302
Net investment (loss) income	(15,326)	4,206
Interest income	16,022	22,135
Other	710	754

Total revenues	207,766	424,070
Interest expense	7,677	5,252

Revenues, net of interest expense	200,089	418,818

Non-Interest Expenses:
Compensation and benefits	174,740	234,703
Professional services	29,285	32,705
Business development	23,833	27,550
Clearing and brokerage fees	10,775	9,599
Occupancy and equipment	25,045	23,980
Communications	17,908	16,931
Other operating expenses	11,389	8,834

Total non-interest expenses	292,975	354,302

(Loss) income before income taxes	(92,886)	64,516
Income tax (benefit) provision	(28,903)	31,483

Net (loss) income	$(63,983)	$33,033

Basic (loss) earnings per share	$(0.99)	$0.51

Diluted (loss) earnings per share	$(0.99)	$0.51

Weighted average shares outstanding:
Basic (in thousands)	64,741	64,189

Diluted (in thousands)	64,741	64,243

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balances, December 31, 2006	64,000	$64	$395,778	$—	$543	$88,003	$484,388

Net income	—	—	—	—	—	5,244	5,244	$5,244
Contribution from affiliates	—	—	3,425	—	—	—	3,425
Issuance of common stock	3,003	3	19,286	—	—	—	19,289
Repurchase of common stock	(1,000)	(1)	(13,017)	—	—	—	(13,018)
Stock compensation expense for options granted to purchase common stock	—	—	7,333	—	—	—	7,333
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	79	—	79	79

Comprehensive income								$5,323

Balances, December 31, 2007	66,003	$66	$412,805	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(63,983)	(63,983)	$(63,983)
Reimbursement to affiliates	—	—	(167)	—	—	—	(167)
Issuance of common stock	637	1	10,711	—	—	—	10,712
Repurchase of common stock	(22)	—	(111)	—	—	—	(111)
Issuance of restricted stock units	—	—	—	3,934	—	—	3,934
Stock compensation expense for options granted to purchase common stock	—	—	5,039	—	—	—	5,039
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	(9,676)	—	(9,676)	(9,676)

Comprehensive loss								$(73,659)

Balances, September 30, 2008	66,618	$67	$428,277	$3,934	$(9,054)	$29,264	$452,488

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(63,983)	$33,033
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,659	7,952
Stock compensation	12,411	8,657
Net investment loss (income) from long-term investments	15,326	(2,527)
Other	1,812	(1,170)
Changes in operating assets:
Receivables:
Clearing broker	(24,164)	17,428
Investment banking	(6,278)	4,738
Asset management fees	553	134
Affiliates	4,682	(8,691)
Interest, dividends and other	(22,498)	21,074
Trading securities, at fair value	(6,035)	(2,981)
Prepaid expenses and other assets	2,248	(3,094)
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	4,395	9,864
Accounts payable, accrued expenses and other liabilities	(1,036)	(4,779)
Accrued compensation and benefits	(3,392)	(3,260)

Net cash (used in) provided by operating activities	(78,300)	76,378

Cash flows from investing activities:
Purchases of mortgage-backed securities	(899,953)	(565,076)
Receipt of principal payments on mortgage-backed securities	34,258	17,961
Proceeds from sales of mortgage-backed securities	—	963,754
Purchases of furniture, equipment, software, and leasehold improvements	(3,750)	(4,417)
Purchases of long-term investments	(6,748)	(68,296)
Proceeds from sales of investment securities	13,888	20,030
Other	(461)	(1,000)

Net cash (used in) provided by investing activities	(862,766)	362,956

Cash flows from financing activities:
Increase in due to affiliates, net	301	(5,291)
Proceeds from (repayments of) repurchase agreements, net	701,718	(189,152)
Repurchase of common stock	(111)	(13,017)
Proceeds from issuance of common stock	569	3,842

Net cash provided by (used in) financing activities	702,477	(203,618)

Net (decrease) increase in cash and cash equivalents	(238,589)	235,716
Cash and cash equivalents, beginning of period	383,558	151,417

Cash and cash equivalents, end of period	$144,969	$387,133

Supplemental Cash Flow Information:
Cash payments for interest	$7,212	$4,734
Cash payments for taxes	$542	$37,488

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company under the Securities Exchange Act of 1934.

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

During the three and nine months ended September 30, 2007, the Company was allocated $552 and $6,735, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group.

Services Agreement

Under the services agreement with FBR Group, the Company provides or causes one or more of its subsidiaries to provide, to FBR Group certain services, including various corporate overhead services, for fees based on costs incurred by the Company and its subsidiaries in providing the services. Similarly, FBR Group provides to the Company and its subsidiaries under the same services agreement certain services, including certain asset management services, for fees based on costs incurred by FBR Group in providing the services. The costs being allocated primarily consist of total compensation and benefits of the employees providing the services, professional services, including consulting and legal fees, and facility costs for the employees providing the services.

In addition, the Company performs certain administrative services, including calculating and arranging for payment on behalf of FBR Group certain general expenses, including compensation, long-term incentive compensation and insurance expenses.

During the three months ended September 30, 2008 and 2007, the Company decreased its other operating expenses by $514 and $1,231, respectively, representing overhead costs allocated to non-consolidated affiliates. During the nine months ended September 30, 2008 and 2007, the Company decreased its other operating expenses by $1,646 and $3,591, respectively, representing overhead costs allocated to non-consolidated affiliates. During the three and nine months ended September 30, 2008, the Company incurred $1,000 of costs related to asset management services from FBR Group that are included in professional services expenses.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arise out of actions or events that occurred prior to the contribution. During the three months ended September 30, 2008 and 2007, FBR Group (recovered)/incurred costs of $(10) and $43, respectively, net of taxes pursuant to these indemnification provisions. During the nine months ended September 30, 2008 and 2007, FBR Group (recovered)/incurred costs of $(167) and $655, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) FBR Group through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 thru December 31, 2009. These options were issued with an exercise price of $5.30 and valued at $1,171.

Receivables and Payables

From time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group which are used for general operating purposes and are settled in cash on a regular basis.

Receivable from affiliates consisted of the following as of the specified dates:

	September 30, 2008	December 31, 2007
Receivable from FBR Group	$—	$2,648
Receivable from other affiliates	2,506	1,439
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	—	3,219

	$2,506	$7,306

Due to affiliates consisted of the following as of the specified dates:

	September 30, 2008	December 31, 2007
Payable to FBR Group	$743	$64
Payable to other affiliates	—	—

	$743	$64

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities, which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities and investment securities—marked-to-market. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. Investment securities—marked- to-market consists of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading securities and trading account securities sold but not yet purchased, at fair value—The Company’s trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity and convertible debt securities. The Company classifies marketable equity securities within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Convertible debt securities are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under SFAS 157 as of September 30, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair value on a Recurring Basis

	September 30, 2008	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency mortgage-backed securities	$850,911	$—	$850,911	$—

Long-term investments, at fair value:
Marketable equity securities	$2,251	$2,251	$—	$—

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$15,039	$50	$16	$14,973
Convertible and fixed income debt securities	10,053	—	9,808	245
Marketable equity securities sold but not yet purchased	(4,601)	(4,601)	—	—

Total	$20,491	$(4,551)	$9,824	$15,218

Derivative instruments, at fair value:
Assets	$3,405	—	$3,405	—

As of September 30, 2008, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $15,218, or 1.2% of the Company’s total assets at that date.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended September 30, 2008. As of September 30, 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, July 1, 2008	$1,083	$16,462	$17,545
Total net losses (realized/unrealized)
Included in earnings	(549)	(776)	(1,325)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(534)	(468)	(1,002)

Ending balance, September 30, 2008	$—	$15,218	$15,218

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$(562)	$(564)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the nine months ended September 30, 2008.

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total net losses (realized/unrealized)
Included in earnings	(1,367)	(2,893)	(4,260)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,779)	(456)	(2,235)

Ending balance, September 30, 2008	$—	$15,218	$15,218

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(20)	$(2,426)	$(2,446)

There were no transfers of securities in to, or out of, Level 3 financial assets during the three and nine months ended September 30, 2008.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three months ended September 30, 2008, are reported in the following line descriptions on the Company’s statement of operations:

	Net investment (loss) income	Principal transactions
Total losses included in earnings (or changes in net assets) for the period	$(549)	$(775)

Change in unrealized losses relating to assets still held at September 30, 2008	$(2)	$(562)

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the nine months ended September 30, 2008, are reported in the following line descriptions on the Company’s statement of operations:

	Net investment (loss) income	Principal transactions
Total losses included in earnings (or changes in net assets) for the period	$(1,367)	$(2,892)

Change in unrealized gains or losses relating to assets still held at September 30, 2008	$(20)	$(2,426)

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

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in the period indicated:

	September 30, 2008	Level 1	Level 2	Level 3	Three Months Ended September 30, 2008
					Gains (Losses)
Non-public equity securities	$4,090	$—	$—	$4,090	$(7,939)

	September 30, 2008	Level 1	Level 2	Level 3	Nine Months Ended September 30, 2008
					Gains (Losses)
Non-public equity securities	$6,715	$—	$—	$6,715	$(11,091)

Mortgage-Backed Securities and Long-term Investments, at Fair Value

Mortgage-backed securities and long-term investments, at fair value, consisted of the following as of the dates indicated:

	September 30, 2008	December 31, 2007
Mortgage-backed securities, at fair value:
Freddie Mac(1)	$152,138	$—
Fannie Mae(1)	698,773	—

	$850,911	$—

Long-term investments, at fair value:
Marketable equity securities	$2,251	$12,627
Investment securities—marked-to-market	—	7,743

Total	$2,251	$20,370

(1)	As of September 30, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating-rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae & Freddie Mac. The weighted average coupon of these securities was 3.98% as of September 30, 2008.

As of September 30, 2008, the Company had investments in agency mortgage-backed and marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	September 30, 2008
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Agency mortgage-backed securities	$865,697	$—	$(14,786)	$850,911
Marketable equity securities	2,158	93	—	2,251

	$867,855	$93	$(14,786)	$853,162

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2007
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Marketable equity securities	$11,609	1,020	(2)	$12,627

(1)	Duration of unrealized losses is less than 12 months

As of September 30, 2008, $755,484 (representing fair value) of the mortgage-backed securities positions were pledged as collateral for repurchase agreement borrowings (see Note 4).

During the first nine months of 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $(2), respectively. There were no comparable sales of mortgage-backed securities during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company received $10,929 from sales of marketable equity securities, resulting in gross gains of $839. There were no sales of marketable equity securities during the three months ended September 30, 2008 and the three and nine months ended September 30, 2007.

The Company held agency-backed collateralized mortgage obligations as of September 30, 2008, which were evaluated for impairment. Based on its evaluation, because of the limited severity and duration of the impairment and because the Company has the intent and ability to hold these investments until a recovery in fair value occurs, the Company does not deem these investments to be other-than-temporarily impaired as of September 30, 2008. The Company will continue to evaluate these investments for impairment, including consideration of market factors relating to the financing of these assets that may affect the Company’s ability to hold these investments until a recovery in fair value occurs, at each reporting date. If we determine at a future reporting date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss in the consolidated balance sheets and recognized as a loss in the consolidated statement of operations at the time the determination is made.

The Company also evaluated its portfolio of marketable equity securities for impairment. For the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and duration of the impairments. The Company evaluated the near-term prospects for the investments in an unrealized loss position in relation to the severity and duration of the impairments. During the three and nine months ended September 30, 2008, the Company recorded $1,192 of other-than-temporary impairment losses relating to two marketable equity securities with a cost basis of $3,344.

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

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	September 30, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$15,039	$4,601	$18,787	$154
Convertible and fixed income debt securities	10,053	—	270	52

	$25,092	$4,601	$19,057	$206

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	September 30, 2008	December 31, 2007
Non-public equity securities	$42,752	$46,748
Investment funds	15,660	16,958
Other	5,043	—

	$63,455	$63,706

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment, as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded other-than-temporary impairment losses of $7,939 and $11,091 during the three and nine months ended September 30, 2008, respectively, relating to investments in six and seven non-public equity securities, respectively. The carrying value of investments impaired, during the nine months ended September 30, 2008, totaled $6,715 subsequent to the recognition of these impairment losses. There were no such other-than-temporary impairments recorded during the three and nine months ended September 30, 2007.

4.	Borrowings:

The Company has entered into repurchase agreements with various financial institutions that have been used in conjunction with the Company’s investments in agency mortgage-backed securities.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of September 30, 2008:

	Barclays Capital Inc.(1)	Other(2)	Total
Outstanding balance	$611,608	$90,110	$701,718
Interest payable	408	48	456
Fair value of assets pledged as collateral:
Agency mortgage-backed securities	660,206	95,278	755,484
Cash deposits	—	286	286
Weighted-average interest rate	3.04%	3.21%	3.06%
Weighted-average term to maturity	24.3 days	27.0 days	24.6 days

(1)	As of September 30, 2008, the amount at risk related to repurchase agreements with this counterparty was $48,598, or 10.7% of the Company’s total shareholders’ equity.

(2)	Subsequent to September 30, 2008, the Company entered into an additional repurchase agreement borrowing with another counterparty obtaining $85,313 of additional financing.

As of December 31, 2007, there were no outstanding repurchase agreement borrowings.

During the three and nine months ended September 30, 2008, interest expense related to repurchase agreement borrowings totaled $5,135 and $7,668, respectively. For the nine months ended September 30, 2007, interest expense related to repurchase agreement borrowings totaled $4,361. There were no outstanding repurchase agreement borrowings during the three months ended September 30, 2007.

5.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133.

The following table summarizes these derivative positions as of the dates indicated:

	September 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Fair value hedge:
Interest rate cap agreements(1)	$660,690	$3,405	$—	$—

(1)	Comprised of five interest rate caps which mature in 2013 with a weighted average strike rate of 6.1%.

In connection with its investments in agency mortgage-backed securities during the nine months ended September 30, 2008, the Company entered into five interest rate cap agreements in which the counterparties to these instruments are U.S. and international financial institutions. The Company assesses and monitors the counterparties’ non-performance and credit risk on a regular basis. The Company designated these five interest rate cap agreements as fair value hedges of the Company’s exposure to a decrease in the fair values of its mortgage-backed securities attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate caps are recognized in earnings and the changes in fair value of the hedged items attributable to the hedged risk are adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. The ineffective portion of these hedges was not material for the three and nine months ended September 30, 2008. The Company had not entered into any interest rate caps prior to 2008.

6.	Income Taxes:

During the three and nine months ended September 30, 2008, the Company recorded tax benefits of $(18,122) and $(28,903), respectively. During the three and nine months ended September 30, 2007, the Company recorded tax provisions of $1,764 and $31,483, respectively. The Company’s annualized effective tax rate for the three and nine months ended September 30, 2008 was 39% and 31%, respectively. The Company’s annualized effective tax rate for the three and nine months ended September 30, 2007 was 87% and 49%, respectively. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vestings, as required under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to the Company’s operating results. In addition, the Company’s tax benefit recorded during the three and nine months ended September 30, 2008, reflects a full valuation allowance on tax benefits related to losses incurred at Friedman, Billings, Ramsey International, Ltd., (“FBRIL”), the Company’s U.K. broker-dealer subsidiary, during the period.

At September 30, 2008, the Company’s net deferred tax assets resulting from domestic operations totaled approximately $25,700. The Company has not established a valuation allowance against these deferred tax assets since the Company believes that, based on its recent cost reduction and other corporate initiatives, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax assets. However, because future events may adversely affect our current forecasts, a valuation allowance may need to be established which likely would have a material effect on our results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date.

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

Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), the Company’s U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2008, FBR & Co. had net capital of $60,680 that was $56,791 in excess of its required net capital of $3,889. As of September 30, 2008, FBRIL had net capital in excess of required amounts.

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

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,988	64,988	64,122	64,122
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	63

Weighted average common and common equivalent shares outstanding (in thousands)	64,988	64,988	64,122	64,185

Net (loss) earnings applicable to common stock	$(28,560)	$(28,560)	$267	$267

(Loss) earnings per common share	$(0.44)	$(0.44)	$—	$—

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,741	64,741	64,189	64,189
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	54

Weighted average common and common equivalent shares outstanding (in thousands)	64,741	64,741	64,189	64,243

Net (loss) earnings applicable to common stock	$(63,983)	$(63,983)	$33,033	$33,033

(Loss) earnings per common share	$(0.99)	$(0.99)	$0.51	$0.51

The following table presents the number of antidilutive stock options, unvested restricted stock and RSUs for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of antidilutive stock options, unvested restricted stock and RSUs, end of period (in thousands)	16,061	9,068	16,061	9,077

9.	Commitments and Contingencies:

As of September 30, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, from time to time, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2008 the Company recognized compensation expense of $168 and $395, respectively. For the three and nine months ended September 30, 2007 the Company recognized compensation expense of $177 and $531, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and nine months ended September 30, 2008: dividend yield of zero and zero, respectively, expected volatility of 56.8% and 56.6%, respectively, risk-free interest rate of 3.0% and 3.0%, respectively, and an expected life of 5.5 and 5.5 years, respectively. The weighted average fair value of the 2,448,539 and 2,483,847 options granted during the three and nine months ended September 30, 2008 was $3.02 and $3.02 per share, respectively. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2007: dividend yield of zero and zero, respectively, expected volatility of 30% and 30%, respectively, risk-free interest rate of 5.1% and 4.7%, respectively, and an expected life of 4.5 and 4.4 years, respectively. During the three and nine months ended September 30, 2007, the weighted average fair value of the 500 and 1,501,586 options, respectively, granted was $5.65 and $4.91 per share, respectively.

Compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2008, was $1,403 and $3,065, respectively, with a related tax benefit of $560 and $1,048, respectively, associated with the FBR Capital Markets Long-Term Incentive Plan. Comparable compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2007 was $1,665 and $4,405, respectively, and a tax benefit of $683 and $1,837, respectively. Stock compensation expense related to stock options for the three and nine months ended September 30, 2008 reflects a reversal of compensation expense related to forfeitures of unvested stock options issued to employees in prior periods that exceeded its historical forfeiture assumption used to calculate stock compensation expense. This increased volume of forfeitures was due to a reduction in the number of the Company’s employees during the first nine months of 2008.

As of September 30, 2008, there was $13,210 of total unrecognized compensation cost related to 5,884,767 nonvested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted average period of 2.0 years as of September 30, 2008.

The Company also grants restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. For the nine months ended September 30, 2008, the Company granted 295,989 restricted shares of common stock at a weighted average share price of $6.71. For the three and nine months ended September 30, 2008, the Company recognized $1,749 and $4,960, respectively, of compensation expense related to grants of restricted shares of common stock. There were no restricted shares of common stock granted during the three months ended September 30, 2008. For the three and nine months ended September 30, 2007, the Company granted 223,218 and 2,043,796 restricted shares of common stock, respectively, at weighted average share prices of $13.59 and $16.35, respectively. For the three and nine months ended September 30, 2007, the Company recognized $1,922 and $3,111, respectively, of compensation expense related to grants of restricted shares of common stock. During the three and nine months ended September 30, 2008, the Company issued 1,196,833 and 1,641,833 RSUs, respectively, at weighted average fair values of $4.15 and $3.58 per unit, respectively, which are subject to a market condition and vest ratably in years three, four, and five from date of issuance. In addition, the Company issued 1,730,816 and 4,468,325 RSUs, respectively, at weighted average fair values of $5.54 and $6.01 per unit, respectively which vest ratably in years three, four, and five from date of issuance or cliff-vest after three years based on continued employment over the specified period. For the three and nine months ended September 30, 2008, the Company recognized $1,874 and $3,550 of compensation expense, respectively, related to these RSUs. The Company did not grant any RSUs prior to January 1, 2008.

In August 2008, the Company’s Board of Directors approved the modification of certain RSUs with a market condition issued in previous periods and outstanding as of the modification date. A total of 4,285,000 RSUs with a market condition issued in previous periods were modified as part of this action by the Board of Directors. The modifications included (i) the modification of 1,142,666 RSUs to require a service period only and (ii) the replacement of 3,142,334 RSUs with 1,142,666 RSUs with a revised market condition and 2,258,668 options to purchase the Company’s common stock. In accordance with SFAS 123R, the Company has accounted for both of the changes as a modification to the original award and has determined the compensation expense based on the total of unrecognized compensation of the original awards plus the incremental increase in fair value of the new award compared to the fair value of the original award as of the modification date. The Company has included the modified awards in the issuance balances above for RSUs and stock options for the three and nine months ended September 30, 2008.

As of September 30, 2008, a total of 1,768,710 restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $17,177. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.5 years as of September 30, 2008. As of September 30, 2008, a total of 5,666,162 of RSUs were outstanding with total unrecognized compensation cost related to unvested units of $28,432. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.8 years as of September 30, 2008.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares of restricted common stock and RSUs are issued to an irrevocable trust and are not returnable to the Company. During the nine months ended September 30, 2008, the Company issued 700,374 of restricted shares of common stock valued at $5,114 to the trust in settlement of such accrued incentive compensation. During the three and nine months ended September 30, 2008, the Company also issued 136,849 and 180,735 RSUs, respectively, valued at $737 and $1,040, respectively, to the trust in settlement of such accrued incentive compensation. During the three and nine months ended September 30, 2007, the Company issued 479,008 and 619,399 restricted shares of common stock, respectively, valued at $6,490 and $8,632, respectively, to the trust in settlement of such accrued incentive compensation.

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to one million shares of the Company’s outstanding shares of common stock. During the third quarter of 2007, the Company, in accordance with the Company’s share repurchase program, repurchased one million shares at a weighted average price of $13.01 per share for a total cost of $13,017. In October 2007, the Company’s Board of Directors authorized the repurchase of up to an additional five million shares of common stock. During the three and nine months ended September 30, 2008, the Company repurchased 21,700 shares at a weighted average price of $5.12 per share for a total cost of $111. In October 2008, the Company’s Board of Directors approved an increase in the number of shares the Company is authorized to repurchase. See Note 13 for details regarding this increased share repurchase authorization and share repurchases subsequent to September 30, 2008.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $6,165 and $4,802 for the three months ended September 30, 2008 and 2007, respectively. The Company’s revenues from foreign operations totaled $15,356 and $22,347 for the nine months ended September 30, 2008 and 2007, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended September 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$12,761	$—	$—	$12,761
Institutional brokerage	36,165	—	—	36,165
Base management fees	—	3,710	—	3,710
Net investment loss	—	—	(10,494)	(10,494)
Net interest income	403	—	2,749	3,152
Other	(165)	261	165	261

Total	49,164	3,971	(7,580)	45,555

Operating Expenses:
Variable	27,660	2,890	90	30,640
Fixed	54,855	5,053	1,689	61,597

Total	82,515	7,943	1,779	92,237

Pre-tax loss	$(33,351)	$(3,972)	$(9,359)	$(46,682)

Compensation and benefits:
Variable	$19,788	$1,163	$60	$21,011
Fixed	32,181	2,060	352	34,593

Total	$51,969	$3,223	$412	$55,604

	Three Months Ended September 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$66,171	$—	$—	$66,171
Institutional brokerage	26,747	—	—	26,747
Base management fees	—	6,119	—	6,119
Incentive allocations and fees	—	82	—	82
Net investment income	—	—	1,723	1,723
Net interest income	2,452	—	2,219	4,671
Other	21	472	166	659

Total	95,391	6,673	4,108	106,172

Operating Expenses:
Variable	47,808	4,406	61	52,275
Fixed	46,730	4,315	821	51,866

Total	94,538	8,721	882	104,141

Pre-tax income (loss)	$853	$(2,048)	$3,226	$2,031

Compensation and benefits:
Variable	$37,141	$1,886	$15	$39,042
Fixed	25,352	2,223	418	27,993

Total	$62,493	$4,109	$433	$67,035

	Nine Months Ended September 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$90,899	$—	$—	$90,899
Institutional brokerage	101,853	—	—	101,853
Base management fees	—	12,507	—	12,507
Net investment loss	—	—	(13,542)	(13,542)
Net interest income	1,844	—	5,263	7,107
Other	(438)	1,176	527	1,265

Total	194,158	13,683	(7,752)	200,089

Operating Expenses:
Variable	105,261	9,396	171	114,828
Fixed	159,917	15,717	2,513	178,147

Total	265,178	25,113	2,684	292,975

Pre-tax loss	$(71,020)	$(11,430)	$(10,436)	$(92,886)

Compensation and benefits:
Variable	$79,619	$4,007	$118	$83,744
Fixed	83,449	6,711	836	90,996

Total	$163,068	$10,718	$954	$174,740

	Nine Months Ended September 30, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$292,989	$—	$—	$292,989
Institutional brokerage	83,809	—	—	83,809
Base management fees	—	18,007	—	18,007
Incentive allocations and fees	—	302	—	302
Net investment income	—	—	4,108	4,108
Net interest income	7,720	—	8,423	16,143
Other	1,169	1,937	354	3,460

Total	385,687	20,246	12,885	418,818

Operating Expenses:
Variable	186,316	12,228	345	198,889
Fixed	140,461	12,633	2,319	155,413

Total	326,777	24,861	2,664	354,302

Pre-tax income (loss)	$58,910	$(4,615)	$10,221	$64,516

Compensation and benefits:
Variable	$153,610	$5,106	$176	$158,892
Fixed	69,066	5,744	1,001	75,811

Total	$222,676	$10,850	$1,177	$234,703

12.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption of SFAS 141(R) on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is evaluating the impact of adoption of FSP FAS 142-3 on its consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. The Company’s adoption of FSP FAS 157-3 did not impact the Company’s financial condition or operating results.

13.	Subsequent Events:

On October 6, 2008, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock that the Company is authorized to repurchase to ten million shares. Subsequent to September 30, 2008, the Company has repurchased a total of 6,711,136 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by the Company on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. After the repurchase from Passport, the Company has authority to repurchase up to 3,434,595 shares of common stock. Of the 6,565,405 shares of common stock repurchased by the Company on behalf of itself and its subsidiary, 1,500,000 shares of common stock repurchased on behalf of the subsidiary of the Company may not be retired.

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

Business Environment

As an investment banking, institutional sales, trading and research and asset management firm, our businesses are materially affected by conditions in the U.S. financial markets, general U.S. economic conditions and, to a lesser degree, global economic conditions. The decreased level of capital markets activities during the first nine months of 2008 as compared to the comparable 2007 period exhibited the effects of the current uncertainty in economic conditions due to continuing negative economic trends. Our investment banking revenues have been adversely affected by the continued mortgage and credit market dislocation that began in the latter half of 2007, and we may be further impacted should there be continued or further credit market dislocations or a sustained market downturn. Other factors contributing to the current weak economic conditions are an increasing unemployment rate coupled with decreases in home prices and deterioration in consumer confidence.

On October 3, 2008, President George Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was adopted in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issued in the banking system. It is too early to predict the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.

We believe the remainder of 2008 is going to continue to be a difficult business environment, with continued dampened capital markets activity, both domestically and internationally. Our growth outlook is dependent in part on the extent and severity of the financial market dislocation, and results from fiscal and monetary policy actions, and the overall market value of U.S. equities. For further discussions on how markets conditions may affect our businesses, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Our revenues consist primarily of: underwriting and placement fees for capital raising and advisory fees in investment banking; agency commissions and principal transaction mark-ups and mark-downs in institutional brokerage; base management fees and incentive allocations and fees in asset management; and dividend income, earnings from investment funds, net interest income and gains and losses in principal investing.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications sectors. The following tables provide a summary of our results within the capital markets segment (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Revenues, net of interest expense:
Investment banking	$12,761	$66,171
Institutional brokerage	36,165	26,747
Net interest income	403	2,452
Other	(165)	21

Total	49,164	95,391

Operating Expenses:
Variable	27,660	47,808
Fixed	54,855	46,730

Total	82,515	94,538

Pre-tax (loss) income	$(33,351)	$853

The pre-tax income from our capital markets segment decreased from $0.9 million for the third quarter of 2007 to a pre-tax loss of $33.4 million for the third quarter of 2008. This decrease is primarily attributable to a $53.4 million decrease in investment banking revenues during the third quarter of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the third quarter of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $36.2 million for the quarter ended September 30, 2008 as compared to $26.7 million for the quarter ended September 30, 2007. This increase in institutional brokerage sales and trading revenues is attributable to both the expansion of our sales and trading platform and the increased volatility in the market due to the current economic environment. Variable expenses decreased $20.1 million, or 42.1%, which is attributable to reduced compensation expense related to the decrease in net revenues. The increase in fixed and other compensation expenses of $8.1 million reflects the net effect of increased costs attributable to our international operations, increased stock-based compensation, and $3.2 million in severance costs associated with a reduction in our workforce.

	Nine Months Ended September 30,
	2008	2007
Revenues, net of interest expense:
Investment banking	$90,899	$292,989
Institutional brokerage	101,853	83,809
Net interest income	1,844	7,720
Other	(438)	1,169

Total	194,158	385,687

Operating Expenses:
Variable	105,261	186,316
Fixed	159,917	140,461

Total	265,178	326,777

Pre-tax (loss) income	$(71,020)	$58,910

The pre-tax income from our capital markets segment decreased from $58.9 million for the nine months ended September 30, 2007 to a pre-tax loss of $71.0 million for the nine months ended September 30, 2008. This decrease is primarily attributable to a $202.1 million decrease in investment banking revenues during the first nine months of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first nine months of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $101.9 million for the nine months ended September 30, 2008 as compared to $83.8 million for the nine months ended September 30, 2007. This increase in institutional brokerage sales and trading revenues is attributable to both the expansion of our sales and trading platform and the increased volatility in the market due to the current economic environment. Variable expenses decreased $81.1 million, or 43.5%, which is attributable to reduced compensation expense related to the decrease in net revenues. The decrease in variable expenses was offset partially by an $19.5 million increase in fixed expenses that is attributable to the build-out of the our international operations, increased stock-based compensation, and $6.5 million in severance costs associated with a reduction in our workforce.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $1.7 billion at September 30, 2008, decreasing from $1.9 billion at June 30, 2008 and decreasing from $2.5 billion as of December 31, 2007. Net assets under management decreased 10.5%, or $0.2 billion, during the third quarter of 2008 based on fund performance and net redemptions representing 52% and 48% of the decrease, respectively. The following tables provide a summary of our results within the asset management segment (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Revenues, net of interest expense:
Base management fees	$3,710	$6,119
Incentive allocations and fees	—	82
Other	261	472

Total	3,971	6,673

Operating Expenses:
Variable	2,890	4,406
Fixed	5,053	4,315

Total	7,943	8,721

Pre-tax loss	$(3,972)	$(2,048)

The pre-tax loss from our asset management activities increased to a pre-tax loss of $4.0 million in the third quarter of 2008 compared to a pre-tax loss of $2.0 million in the third quarter of 2007. We recorded $3.7 million in base management fees (including mutual fund administrative fees) for the three months ended September 30, 2008, as compared to $6.1 million for the three months ended September 30, 2007. The decrease in management fees during the third quarter of 2008 reflects the effects of the decrease in average assets under management for the quarter compared to prior year. Operating expenses increased as a result of increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

	Nine Months Ended September 30,
	2008	2007
Revenues, net of interest expense:
Base management fees	$12,507	$18,007
Incentive allocations and fees	—	302
Other	1,176	1,937

Total	13,683	20,246

Operating Expenses:
Variable	9,396	12,228
Fixed	15,717	12,633

Total	25,113	24,861

Pre-tax loss	$(11,430)	$(4,615)

The pre-tax loss from our asset management activities increased to a pre-tax loss of $11.4 million in the first nine months of 2008 compared to a pre-tax loss of $4.6 million in the first nine months of 2007. We recorded $12.5 million in base management fees (including mutual fund administrative fees) for the nine months ended September 30, 2008, as compared to $18.0 million for the nine months ended September 30, 2007. The decrease in management fees during the first nine months of 2008 reflects the effects of the decrease in average assets under management for the nine months compared to prior year. Operating expenses increased as a result of increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

The following tables provide detail relating to our assets under management (dollars in millions):

	September 30, 2008
	Gross(1)	Net(2)
Managed accounts	$276.8	$276.8
Hedge and offshore funds	29.6	27.5
Mutual funds:
Equity	1,320.0	1,314.2
Fixed income and money market	113.2	112.9
Private equity funds	17.2	16.2

Total	$1,756.8	$1,747.6

	December 31, 2007
	Gross(1)	Net(2)
Managed accounts	$347.1	$347.1
Hedge and offshore funds	52.1	50.7
Mutual funds:
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of September 30, 2008, our principal investing segment consists of investments in merchant banking and long-term investments, agency-backed mortgage-backed securities and investments in mutual, hedge and venture funds.

The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Revenues, net of interest expense:
Net investment (loss) income	$(10,494)	$1,723
Net interest income	2,749	2,219
Other	165	166

Total	(7,580)	4,108

Operating Expenses:
Variable	90	61
Fixed	1,689	821

Total	1,779	882

Pre-tax (loss) income	$(9,359)	$3,226

The pre-tax income from our principal investing activities decreased from $3.2 million in the third quarter of 2007 to a loss of $9.4 million in the third quarter of 2008. The decrease in pre-tax income is primarily attributable to the recognition of other-than-temporary impairments of $9.1 million on certain merchant banking investments and other long-term investments offset by a $0.5 million increase in net interest income on our liquid capital. The other-than-temporary impairment losses recorded in the third quarter of 2008 reflect the Company’s assessment of the severity and duration of unrealized losses related to various merchant banking and long-term investments in equity securities. The recognition of these other-than-temporary impairment losses during the third quarter of 2008 is a result of recent economic and market conditions and the Company’s assessment of these conditions, as well as other company-specific factors, relative to the various investments.

	Nine Months Ended September 30,
	2008	2007
Revenues, net of interest expense:
Net investment (loss) income	$(13,542)	$4,108
Net interest income	5,263	8,423
Other	527	354

Total	(7,752)	12,885

Operating Expenses:
Variable	171	345
Fixed	2,513	2,319

Total	2,684	2,664

Pre-tax (loss) income	$(10,436)	$10,221

The pre-tax income from our principal investing activities decreased from $10.2 million in the first nine months of 2007 to a pre-tax loss of $10.4 million in the first nine months of 2008. The decrease in pre-tax income is primarily attributable to the net investment loss incurred in the nine months ended September 30, 2008, reflecting the recognition of other-than-temporary impairments of certain merchant banking and other long-term investments, as compared to gains on investment funds and gains recognized from the sale of agency mortgage-backed securities, during the first nine months of 2007. The other-than-temporary impairment losses recorded in the nine months ended September 30, 2008 reflect the Company’s assessment of the severity and duration of unrealized losses related to various merchant banking and long-term investments in equity securities. The recognition of these other-than-temporary impairment losses during 2008 is a result of economic and market conditions during the period and the Company’s assessment of these conditions, as well as other company-specific factors, relative to the various investments. In addition, the decrease in net interest income on our liquid capital contributed to the decrease in pre-tax income. This decrease in net interest income is attributable to the year-over-year decrease in money market rates and lower average interest bearing cash and investment balances in the nine months ended September 30, 2008 compared to the same period in 2007, resulting from the deployment of capital into our merchant banking portfolio during 2007 and our operating losses.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $65.7 million as of September 30, 2008. Of this total, $46.2 million was held in the merchant banking portfolio, $15.7 million was held in investment funds and $3.8 million was held in other long-term investments. The following table provides additional detail regarding the Company’s merchant banking and other long-term investments as of September 30, 2008 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	September 30, 2008
	Number of Shares	Original Cost Basis	Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities:
Grubb & Ellis Company(1)	236,558	$1,519	$639	$639
Thornburg Mortgage, Inc.	56,550	6	6	99

Total		$1,525	$645	$738

Other investments				1,513

Total long-term investments, at fair value				$2,251

Other long-term investments:
Merchant banking—non-public securities:
Cohen Financial(1)(2)	112,892	$5,000	$1,129	$1,129
Cypress Sharpridge Investments, Inc.(1)(2)	89,600	2,500	896	896
Ellington Financial LLC(2)	1,438,750	27,049	27,049	27,049
FSI Realty Trust(1)(2)	376,344	3,500	470	470
Muni Funding of America, LLC(1)(2)	375,000	3,488	2,625	2,625
Star Asia Finance, Limited(1)(2)	650,000	4,220	1,300	1,300
Thornburg Mortgage, Inc.(3)	N/A	5,043	5,043	5,043
Thunderbird Resorts, Inc.(2)	836,320	7,000	7,000	7,000

Total		$57,800	$45,512	$45,512

Investment funds				15,660
Other investments				2,283

Total other long-term investments				$63,455

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges.
(2)	As of September 30, 2008 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(3)	Represents an investment in senior subordinated debt securities and warrants to purchase Thornburg Mortgage, Inc. common stock.

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

We currently have invested a portion of our excess liquid capital in residential mortgage-backed securities, all of which are floating-rate collateralized mortgage obligations, guaranteed as to principal and interest by U.S. government-sponsored entities. The market value of these securities, however, is not guaranteed by these entities. Our deployment of capital into these investments has been based on our current near-term liquidity requirements and our assessment of our ability and intent to hold these securities to withstand interim market value fluctuations due to market and interest rate risks. See “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk”.

We have invested in short-term liquid investments as well as agency-backed mortgage-backed securities. Our mortgage-backed securities investment strategy is based on investing in floating-rate agency-backed collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity and financed partially by repurchase agreement borrowings. For the three months ended September 30, 2008 and 2007, we recorded net interest income of $2.7 million and $2.2 million, respectively, from liquid capital invested in our principal investing segment. For the nine months ended September 30, 2008 and 2007, we recorded net interest income of $5.3 million and $8.4 million, respectively, from liquid capital invested in our principal investing segment.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net income decreased from $0.3 million in the third quarter of 2007 to a loss of $28.5 million in the third quarter of 2008. The decrease in net income was primarily the result of the performance of our capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $0.9 million in the third quarter of 2007 to a loss of $33.4 million in the third quarter of 2008. In addition, pre-tax income from our principal investing segment decreased from $3.2 million in the third quarter of 2007 to a loss of $9.4 million in the third quarter of 2008, reflecting the recognition of other-than-temporary impairments charges on merchant banking and other long-term investments. The pre-tax loss from our asset management segment increased from $2.0 million in the third quarter of 2007 to a $4.0 million pre-tax loss in this segment during the third quarter of 2008 as a result of a decrease in average assets under management and increased fixed costs. Our provision for income taxes was $1.8 million in the third quarter of 2007 as compared to a tax benefit of $18.1 million in the third quarter of 2008.

The Company’s net revenues decreased 57.1% from $106.2 million in the third quarter of 2007 to $45.6 million in the third quarter of 2008 due to the changes in revenues, net of interest expense discussed below.

Capital raising revenues decreased 86.3% from $49.7 million in the third quarter of 2007 to $6.8 million in the third quarter of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the resulting decrease in capital raising activity. We were the lead/sole manager on three public offering transactions raising $719.2 million in the third quarter of 2007 compared to one public offering transaction raising $156.6 million in the third quarter of 2008. The higher volume of capital raising activity in 2007 related primarily to our financial services and insurance sectors. We sole managed one private placement during the third quarter of 2007 generating $8.0 million in revenues.

Advisory revenues decreased 63.6% from $16.5 million in the third quarter of 2007 to $6.0 million generated in the third quarter of 2008. We completed eight merger and acquisition and advisory engagements in the third quarter of 2007 as compared to four merger and acquisition and advisory engagements in the third quarter of 2008.

Institutional brokerage revenues from agency commissions and principal transactions increased 33.8% from $27.2 million in the third quarter of 2007 to $36.4 million in the third quarter of 2008 as a result of increases in overall trading volume and increased volatility in the equity markets partially offset by increased losses on trading securities.

Asset management base management fees decreased 39.3% from $6.1 million in the third quarter of 2007 to $3.7 million in the third quarter of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The decrease in net investment income from $1.5 million in the third quarter of 2007 to a net investment loss of $11.0 million in the third quarter of 2008 is due to other-than-temporary impairment charges of $9.1 million on merchant banking and other long-term investments in the third quarter of 2008 and a decrease in income from investment funds as a result of fund performance during the third quarter of 2008 as compared to the third quarter of 2007.

Net interest income from non-brokerage activities decreased from $4.9 million in the third quarter of 2007 to $3.5 million in the third quarter of 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during the third quarter of 2008 as compared to the third quarter of 2007.

Other revenues remained consistent at $0.2 million for both the third quarter of 2007 and the third quarter of 2008.

Total non-interest expenses decreased 11.4% from $104.1 million in the third quarter of 2007 to $92.2 million in the third quarter of 2008. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 17.0% from $67.0 million in the third quarter of 2007 to $55.6 million in the third quarter of 2008. This decrease is primarily due to a $18.0 million decrease in variable compensation associated primarily with decreased investment banking revenues and the effects on fixed compensation of our reduction in workforce during the first and third quarters of 2008. These decreases were partially offset by severance costs incurred in the current quarter associated with the reduction in workforce and increased stock compensation related to issuances of stock-based awards during the current year.

Professional services expenses increased 1.1% from $9.2 million in the third quarter of 2007 to $9.3 million in the third quarter of 2008 primarily due to increased consulting costs associated with corporate initiatives offset by a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 17.5% from $6.3 million in the third quarter of 2007 to $5.2 million in the third quarter of 2008. This decrease is primarily due to decreased costs associated with the lower volume of investment banking transactions.

Clearing and brokerage fees decreased 2.6% from $3.9 million in the third quarter of 2007 to $3.8 million in the third quarter of 2008. The decrease is primarily the result of reduced floor brokerage costs during the third quarter of 2008 as compared to the third quarter of 2007.

Occupancy and equipment expenses decreased 6.9% from $8.7 million in the third quarter of 2007 to $8.1 million in the third quarter of 2008. The decrease in expenses is attributable to cost reduction initiatives to decrease equipment purchases and other technology upgrades.

Communications expenses remained consistent with $5.7 million in the third quarter of 2007 and the third quarter of 2008.

Other operating expenses increased 39.4% from $3.3 million in the third quarter of 2007 to $4.6 million in the third quarter of 2008 due primarily to a decrease in cost allocations to FBR Group.

The income tax provision decreased from $1.8 million in the third quarter of 2007 to an $18.1 million tax benefit in the third quarter of 2008 due to decreased pre-tax income. Our annualized effective tax rate was 39% in the third quarter of 2008 as compared to 87% in the third quarter of 2007. Our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. In addition, our tax benefit recorded during the third quarter of 2008 reflects a full valuation allowance on tax benefits attributable to losses incurred in our U.K. subsidiary during the period.

At September 30, 2008, the Company’s net deferred tax assets resulting from domestic operations totaled approximately $25.7 million. The Company has not established a valuation allowance against these deferred tax assets since the Company believes that, based on its recent cost reduction and other corporate initiatives, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax assets. However, because future events may adversely affect our current forecasts, a valuation allowance may need to be established which likely would have a material effect on our results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net income decreased from $33.0 million in the first nine months of 2007 to a loss of $64.0 million in the first nine months of 2008. The decrease in net income was primarily the result of the performance of the Company’s capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $58.9 million in the first nine months of 2007 to a loss of $71.0 million in the first nine months of 2008. In addition, pre-tax income from the Company’s principal investing segment decreased from $10.2 million in the first nine months of 2007 to a loss of $10.4 million in the first nine months of 2008, reflecting the effects of writedowns related to certain of the Company’s merchant banking investments and losses from investment funds. The pre-tax loss from the Company’s asset management segment increased from a pre-tax loss of $4.6 million in the first nine months of 2007 to a $11.4 million loss in this segment during the first nine months of 2008 as a result of a decrease in average assets under management and increased fixed costs. The Company’s provision for income taxes was $31.5 million in the first nine months of 2007 as compared to a tax benefit of $28.6 million in the first nine months of 2008. The Company’s tax provisions during the first nine months of 2008 and 2007 include discrete period charges of $3.8 million and $4.0 million, respectively, related to restricted stock vesting, as required under SFAS 123(R).

The Company’s net revenues decreased 52.2% from $418.8 million in the first nine months of 2007 to $200.1 million in the first nine months of 2008 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 71.4% from $263.9 million in the first nine months of 2007 to $75.6 million in the first nine months of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the resulting decrease in capital raising activity. Our revenues from ten private placements completed during the first nine months of 2007 totaled $174.1 as compared to $59.4 million in revenues from four private placements completed in the first nine months of 2008. In addition, during the first nine months of 2007 we lead or co-lead managed 13 public offerings raising $2.4 billion, compared to three public offerings raising $399.2 million in the first nine months of 2008.

Advisory revenues decreased 47.4% from $29.1 million in the first nine months of 2007 to $15.3 million generated in the first nine months of 2008. We completed 33 merger and acquisition and advisory engagements in the first nine months of 2007 as compared to 11 merger and acquisition and advisory engagements in the first nine months of 2008.

Institutional brokerage revenues from agency commissions and principal transactions increased 20.2% from $85.7 million in the first nine months of 2007 to $103.0 million in the first nine months of 2008 as a result of increases in overall trading volume and increased volatility in the equity markets partially offset by increased losses on trading securities.

Asset management base management fees decreased 30.6% from $18.0 million in the first nine months of 2007 to $12.5 million in the first nine months of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment income includes gains/losses from sales of investment securities, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments, gains and losses on mark-to-market investment securities received in connection with capital raising activities and other investments. The decrease in net investment income from $4.2 million in the first nine months of 2007 to a loss of $15.3 million in the first nine months of 2008 is due to other-than-temporary impairment charges on merchant banking and other long-term investments and a decrease in income from investment funds as a result of fund performance during the first nine months of 2008 as compared to the first nine months of 2007.

Net interest income from non-brokerage activities decreased 50.9% from $16.9 million in the first nine months of 2007 to $8.3 million in the first nine months of 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during the first nine months of 2008 as compared to the first nine months of 2007.

Other revenues decreased 12.5% from $0.8 million in the first nine months of 2007 to $0.7 million in first nine months of 2008. These amounts relate primarily to dividends on trading positions and merchant banking investments.

Total non-interest expenses decreased 17.3% from $354.3 million in the first nine months of 2007 to $293.0 million in the first nine months of 2008. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 25.6% from $234.7 million in the first nine months of 2007 to $174.7 million in the first nine months of 2008. This decrease is primarily due to a $75.1 million decrease in variable compensation associated primarily with decreased investment banking revenues offset by increased severance costs related to an overall reduction in our personnel and increased stock-based compensation.

Professional services expenses decreased 10.4% from $32.7 million in the first nine months of 2007 to $29.3 million in the first nine months of 2008 primarily due to decreased costs associated with the lower volume of investment banking transactions and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 13.8% from $27.6 million in the first nine months of 2007 to $23.8 million in the first nine months of 2008. This decrease is primarily due to a decrease in costs associated with the lower volume of investment banking transactions offset by an increase in marketing activities during 2008 in conjunction with the our sponsorship of the PGA Tour’s FBR Open.

Clearing and brokerage fees increased 12.5% from $9.6 million in the first nine months of 2007 to $10.8 million in the first nine months of 2008. The increase is due to costs associated with increased equity trading volumes and revenues.

Occupancy and equipment expenses increased 4.2% from $24.0 million in the first nine months of 2007 to $25.0 million in the first nine months of 2008. This increase is primarily due to increased software licensing fees and the investments made in upgrading our technology.

Communications expenses increased 5.9% from $16.9 million in the first nine months of 2007 to $17.9 million in the first nine months of 2008 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 29.5% from $8.8 million in the first nine months of 2007 to $11.4 million in the first nine months of 2008 due primarily to a decrease in cost allocations to FBR Group.

The income tax provision decreased from $31.5 million in the first nine months of 2007 to a $28.9 million tax benefit in the first nine months of 2008 due to decreased pre-tax income. Our annualized effective tax rate was 31% in the first nine months of 2008 as compared to 49% in the first nine months of 2007. The Company’s effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS 123(R) as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to the Company’s operating results. In addition, the Company’s tax benefit recorded during the first nine months of 2008 reflects a full valuation allowance on tax benefits attributable to losses incurred in our U.K. subsidiary during the period.

At September 30, 2008, the Company’s net deferred tax assets resulting from domestic operations totaled approximately $25.7 million. The Company has not established a valuation allowance against these deferred tax assets since the Company believes that, based on its recent cost reduction and other corporate initiatives, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax assets. However, because future events may adversely affect our current forecasts, a valuation allowance may need to be established which likely would have a material effect on our results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date.

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

Cash Flows

As of September 30, 2008, the Company’s cash and cash equivalents totaled $145.0 million representing a net decrease of $238.6 million for the nine months ended September 30, 2008. The decrease is attributable to

$862.8 million of cash used in investing activities offset by $702.5 million of cash provided by financing activities which represents primarily our net cash invested in agency mortgage-backed securities. Cash used in operating activities of $78.3 million includes cash operating losses of $26.8 million and $51.5 million of net changes in operating assets and liabilities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows should we experience a decrease in earnings.

Net cash used in the Company’s operating activities of $78.3 million for the first nine months of 2008, compares to $76.3 million of cash provided by operating activities during the first nine months of 2007. This decrease in operating cash flows reflects the effects of the decrease in capital raising revenues during the first nine months of 2008 as compared to 2007 and the related decrease in accrued compensation and benefits associated with variable compensation. During the third quarter of 2008, our convertible securities unit within our capital markets segment commenced trading convertible and equity-linked securities. The initial infusion of capital into this trading securities activity during the quarter contributed to the cash used in operating activities.

Net cash used in investing activities of $862.8 million during the first nine months of 2008 compares to net cash provided by investing activities of $363.0 million during the first nine months of 2007, reflecting the difference in investing activity during the periods. The activity during 2008 reflects the purchase of agency-backed collateralized mortgage obligations, which were partially financed with repurchase agreement borrowings, while the 2007 activity reflects the net sale of mortgage-backed and other investment securities.

Similarly, the primary difference between the net cash provided by financing activities of $702.5 million during the first nine months of 2008, as compared to net cash used in financing activities of $203.6 million during the first nine months of 2007, relates to the partial financing of the agency-backed collateralized mortgage obligations discussed above, as compared to sales of mortgage-backed securities and repayment of related repurchase agreement financings during the first nine months of 2007.

Sources of Funding

We believe that our existing cash balances (totaling $145.0 million at September 30, 2008), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of September 30, 2008 and December 31, 2007, the Company’s liabilities totaled $785.4 million and $102.0 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 1.7 to 1 and 0.2 to 1, respectively. The increase in our total assets and liabilities as of September 30, 2008 reflects the effect of our purchases during the first nine months of 2008 of agency collateralized mortgage obligations partially financed by repurchase agreement borrowings. As of September 30, 2008, we had $701.7 million of outstanding borrowings under repurchase agreement obligations with a weighted average interest rate of 3.06% and a weighted average remaining term to maturity of 24.6 days.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to the Company, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At September 30, 2008, we had $294.2 million of available liquid capital. We believe this liquid capital, a portion of which is allocated specifically to our leveraged investments in mortgage-backed securities, provides us with sufficient short-term liquidity and that the amount of our overall leverage is within our targeted range. At present, we have no commitments to purchase additional mortgage-backed securities.

Our repurchase agreements include provisions contained in the standard master repurchase agreements as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. As provided in the standard master repurchase agreements, upon the occurrence of an event of default or a termination event, the counterparty has the option to terminate the repurchase transaction under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreement declines and such lender demands additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Margin calls on repurchase agreements related to mortgage-backed securities primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with cash.

As of September 30, 2008, our repurchase agreement borrowings have an average term to maturity of 24.6 days. In the event that market conditions are such that we are unable to obtain financing for our investments in agency mortgage-backed securities in amounts and at interest rates consistent with our financing objectives, to the extent deemed appropriate, we may use cash to finance our investments or we may liquidate such investments. Accordingly, depending on market conditions, the Company may incur losses on any such sales of agency mortgage-backed securities.

Assets

Our principal assets consist of cash and cash equivalents, receivables, mortgage-backed securities, securities held for trading purposes and long-term investments.

As of September 30, 2008 and December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $145.0 million and $383.6 million, respectively.

The increase in our total assets to $1.2 billion as of September 30, 2008 compared to $608.7 million as of December 31, 2007, is primarily the result of our decision during the first nine months of 2008 to invest a portion of our liquid capital in a leveraged portfolio of agency-backed collateralized mortgage obligations with a fair value of $850.9 million at September 30, 2008.

As of September 30, 2008, our long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

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

Regulatory Capital

FBR & Co., our U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2008, FBR & Co. had total regulatory net capital of $60.7 million, which exceeded its required net capital of $3.9 million by $56.8 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In September 2008, we repurchased 21,700 shares of common stock at a total cost of $0.1 million. On October 6, 2008, our Board of Director’s approved an increase in the number of shares of our common stock that we are authorized to repurchase to ten million shares. Subsequent to September 30, 2008, we have repurchased a total of 6,711,136 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A-Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share.

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

Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30,

2008 and December 31, 2007, we have recorded no liabilities with regard to this right. During the year ended December 31, 2007 and nine months ended September 30, 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

Interest Rate Risk

We have invested a portion of our excess liquidity in floating-rate agency mortgage-backed securities and have financed those investments in part with repurchase agreements, both of which are sensitive to interest rate changes. As of September 30, 2008, we held floating-rate agency mortgage-backed securities (collateralized mortgage obligations, for which the principal and interest payments on the underlying securities are guaranteed by a U.S. government-sponsored entity) with a fair value of $850.9 million that was financed by cash and $701.7 million of repurchase agreement borrowings. These floating-rate agency-backed collateralized mortgage obligations have coupon rates that are indexed to LIBOR and reset on a monthly basis. Similarly, the rates on our repurchase agreement borrowings are indexed to LIBOR and reset monthly.

Because our floating-rate agency mortgage-backed securities are financed in part by floating-rate debt, our exposure to small changes in the level of interest rates is limited only to the degree our investment coupon rates change by amounts that are different than the interest rates on our borrowings. These investments also contain embedded interest rate caps that, in certain rising interest rate environments, can limit the interest income we receive. We attempt to hedge a portion of this exposure to rising interest rates primarily through the use of derivatives.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2008.” Management’s estimates of change in value for mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For mortgage-backed securities, the estimated change in value is based on duration of 0.60 in a rising interest rate environment and 0.34 in a declining interest rate environment.

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

	Value at September 30, 2008	Value at September 30, 2008 with 100 basis point increase in interest rates	Percent Change	Value at September 30, 2008 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$850,911	$845,781	(0.60)%	$853,789	0.34%
Derivative assets	3,405	7,289	114.07%	1,226	(63.99)%
Other	383,568	383,568	—	383,568	—

Total assets	$1,237,884	$1,236,638	(0.10)%	$1,238,583	0.06%

Liabilities
Repurchase agreements	$701,718	$701,718	—	$701,718	—
Other	83,678	83,678	—	83,678	—

Total liabilities	785,396	785,396	—	785,396	—
Shareholders’ equity	452,488	451,242	(0.28)%	453,187	0.15%

Total liabilities and shareholders’ equity	$1,237,884	$1,236,638	(0.10)%	$1,238,583	0.06%

Book value per share	$6.96	$6.94	(0.28)%	$6.97	0.15%

As shown above, the Company’s investments in mortgage-backed securities generally will benefit less from a decline in interest rates than they will be adversely affected by a same-scale increase in interest rates. The low level of interest rate exposure on changes in the fair value of the Company’s investments in mortgage-backed securities is, in large part, due to the securities’ floating-rate coupons coupled with the effect of interest rate caps purchased to hedge the Company’s exposure to decreases in the fair value of these securities attributable to changes in LIBOR.

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

Also, the value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, certain of the companies in our merchant banking portfolio and in the portfolios of hedge, venture and mutual funds in which we invest are exposed to interest rate risk. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest and the companies in which the managers of our hedge, venture and mutual fund holdings invest have their own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the equity price or the future dividend payments by any of these companies.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project which factors may affect the prices of equity securities and how much the effect might be, the impact a ten-percent increase and a ten-percent decrease in the prices of the equities held by our company would be as follows as of September 30, 2008. The fair value of the $25.1 million of trading portfolio securities held as of September 30, 2008 would increase or decrease to $27.6 million and $22.6 million, respectively, and the fair value of the $65.7 million of long-term investments held as of September 30, 2008 would increase or decrease to $72.3 million and $59.1 million, respectively.

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

High-Yield and Non-Investment Grade Debt and Preferred Securities

From time to time, we may underwrite, trade, invest in and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of September 30, 2008, we have not underwritten, traded, invested in or made a market in a material amount of these securities.

Off-Balance Sheet Arrangements

Through indemnification provisions in agreements with clearing organizations, customer activities may expose us to off-balance sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle on a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. We seek to manage the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $3.1 million of liabilities as of September 30, 2008, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Item 4.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

As of September 30, 2008, there have been no material changes to the risk factors of the Company as previously disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on the Company’s share repurchases during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2008	—	$—	—	5,000,000
August 1 to August 31, 2008	—	$—	—	—
September 1 to September 30, 2008	21,700	$5.12	21,700	4,978,300

Total	21,700	$5.12	21,700	4,978,300

(1)	In October 2008, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock that the Company is authorized to repurchase to ten million shares.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
10.1	Form of Amendment to Original 2008 Performance RSU Award Agreement.†

10.2	Form of August 2008 Performance RSU Award Agreement.†

10.3	Form of Stock Option Agreement.†

10.4	Form of Restrictive Covenant Agreement.†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract. Filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 21, 2008, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: November 7, 2008	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2008	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit Number	Exhibit Title
10.1	Form of Amendment to Original 2008 Performance RSU Award Agreement.†

10.2	Form of August 2008 Performance RSU Award Agreement.†

10.3	Form of Stock Option Agreement.†

10.4	Form of Restrictive Covenant Agreement.†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract. Filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 21, 2008, and incorporated herein by reference.