Form 10-K
period 2008-12-31
FBR CAPITAL MARKETS CORP
filed 2009-03-16
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR Capital Markets Corporation’s outstanding common stock held by non-affiliates as of June 30, 2008 was approximately $123.8 million. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR Capital Markets Corporation’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On February 27, 2009, there were 59,657,321 shares of FBR Capital Markets Corporation common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR Capital Markets Corporation 2009 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2009)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks factors identified under the section captioned “Risk Factors” in this Form 10-K;

•	general volatility of the capital markets and the possibility that an active public trading market for our common stock cannot be sustained;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	our ability to retain our senior professionals;

•	pricing and other competitive pressures;

•	changes in laws and regulations and industry practices that adversely affect our sales and trading business;

•	incurrence of losses in the future;

•	the singular nature of our capital markets and strategic advisory engagements;

•	competition among financial services firms for business and personnel;

•	larger and more frequent capital commitments in our trading and underwriting businesses;

•	limitations on our access to capital;

•	malfunctioning or failure in our operations and infrastructure;

•	Our entry into new business areas, including entry through strategic investments, acquisitions and joint ventures;

•	failure to achieve and maintain effective internal controls;

•	declines in the market value of our principal investments;

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the 1940 Act);

•	the overall environment for interest rates;

•	changes in our business strategy; and

•	availability, terms and deployment of capital.

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

Overview

FBR Capital Markets Corporation is a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. We were formed in June 2006, and we completed the initial public offering of our common stock in June 2007. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a top-ranking U.S. investment bank for middle-market companies.

Through our principal operating subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), an SEC-registered broker-dealer, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), a broker-dealer registered with the United Kingdom’s Financial Services Authority (“FSA”), FBR Investment Management, Inc. (“FBRIM”), an SEC-registered investment adviser, FBR Fund Advisers, Inc. (“FBR Fund Advisers”), also an SEC-registered investment adviser, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, recapitalization and strategic alternative analysis;

•	institutional sales and trading services;

•	research coverage;

•	asset management services through a group of proprietary mutual funds, hedge funds and funds of funds;

•	private wealth management services to high net worth individuals, families, foundations, pension funds, endowments and other private entities; and

•	proprietary investment returns to our shareholders through merchant banking and other direct investments that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in seven broad industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these seven sectors as our “core sectors.” In 2008, we executed 35 banking assignments with a total transaction value of over $7.1 billion, including $2.0 billion in lead-managed capital raising transactions, and completed 15 M&A and advisory assignments. As of December 31, 2008, we were a market-maker or trader in more than 1,200 securities, provided sales and trading services to more than 1,900 institutional clients and provided independent research on more than 375 companies.

Our asset management business manages a range of investment products for our clients, which includes a family of mutual funds, hedge funds and funds of funds. Our private wealth group offers a broad array of services to high net worth investors and foundations. As of December 31, 2008, we had approximately $1.4 billion in assets under management.

We are a Virginia corporation that was formed as a consolidated subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”), now doing business as Arlington Asset Investment Corporation, a publicly-traded corporation that invests primarily in mortgage-related assets (NYSE: FBR). In July 2006, FBR Group contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners

(“Crestview”), a New York-based private equity firm. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” Since our July 2006 private offering, we have operated as an independent company with a separate board of directors, although FBR Group has owned a majority of our issued and outstanding common stock since the completion of our July 2006 private offering. We became a publicly-traded company listed on The NASDAQ Global Select Market (Nasdaq: FBCM) in June 2007 when FBR Group and certain other shareholders sold an aggregate of 12,960,950 shares of our common stock in an underwritten initial public offering. As a result of our initial public offering, FBR Group reduced its ownership in our company to just above 50%. As a result of repurchases of shares of our common stock in the fourth quarter of 2008, FBR Group beneficially owned 57.3% of our outstanding shares of common stock as of December 31, 2008.

We are headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, London, New York and San Francisco. The address of our principal executive offices is 1001 Nineteenth Street North, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Business Segments

Our business comprises three separate segments: capital markets, which includes investment banking and institutional brokerage (sales, trading, and research); asset management, which includes private wealth management; and principal investing, which includes merchant banking.

Financial information concerning our company for the fiscal years ended December 31, 2008 and 2007, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 14 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking and institutional brokerage professionals through our U.S. and United Kingdom broker-dealer subsidiaries. These professionals provide investment banking services, including capital raising and financial advisory services, and institutional brokerage services including sales, trading, and research services, to our institutional clients across our core industry sectors. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

We believe that the current disruption in the financial services industry has created opportunities for us to expand our existing business, and we are currently evaluating the addition of new capabilities in high yield debt sales and trading, restructuring and liability management advisory services, and prime brokerage services for underserved money managers. As of December 31, 2008, we have not yet commenced these initiatives. We believe that these initiatives, if commenced, could meaningfully add to our revenue stream in the current year, although there can be no assurance that we will be able to successfully establish one or more of these capabilities, or, if established, that they will perform as we expect. In addition, over the course of 2008 we have reduced our total number of employees and have made adjustment to our variable cost structure to better align our overall cost structure with current market conditions.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services in industry specific investment banking teams that operate across our core industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and TMT, and these teams work closely with our M&A investment banking group in connection with the delivery of financial advisory services. We also have a financial sponsors investment banking group that works closely with our industry-focused investment banking teams to deliver a full array of investment banking products and solutions to the private equity community and their portfolio companies.

Over the past year we have responded to the disruptions in the financial services industry by hiring professionals from many of our competitors to strengthen our corporate finance platform. By hiring senior investment banking personnel, we expect to acquire new client relationships and augment our current investment banking revenue stream. In addition, we have added convertible securities and debt capital markets personnel that we believe will help us enhance our relationships with issuers and to diversify our investment banking revenue stream, and we expect to make additional hires in these areas over time, although there can be no assurance that we will be successful in doing so.

We have also made, and expect to continue making, opportunistic acquisitions to complement our investment banking platform. To that end, in March 2008, we acquired the business and personnel of a boutique investment bank serving companies in the TMT sectors that expanded our presence on the west coast of the United States, and in February 2007 we acquired the business and personnel of an independent investment banking and advisory firm in order to bolster our M&A capabilities and add key personnel with broad industry experience and relationships.

As an investment bank with an ability to raise equity in the private capital markets and with a merchant banking capability, we are involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our investment banking clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

Capital Raising. We have developed a strong market presence, primarily in a lead-managing role, as a leading underwriter of equity securities in the United States. We maintain a dominant market share in private institutional equity offerings pursuant to Rule 144A under the Securities Act, which we believe is a function of our institutional distribution capability and our experienced, client-focused investment bankers. During 2007, we were the lead or sole book-running manager of 25 equity offerings and co-managed 23 other equity offerings raising proceeds of approximately $11.6 billion. During 2008, the overall number of equity offerings throughout the investment banking industry declined, and we were the lead or sole book-running manager of five offerings and co-managed 15 other offerings, raising proceeds of approximately $7.1 billion.

We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all backed by extensive due diligence. We offer a wide range of financial products designed to serve the needs of our investment banking clients, including private equity offerings, initial public, follow-on, and secondary offerings of common equity, equity-linked convertible debt offerings, public and private preferred equity offerings, and debt offerings.

Strategic Advisory Services. Our financial advisory practice builds on our capital markets expertise and focuses on helping our investment banking clients to assess strategic alternatives, including advice on M&A, financial restructuring, and strategic partnerships. In addition, we provide valuation advice, fairness opinions, market comparable valuation analysis and other corporate finance advice, including advice with respect to dividend policies and evaluations of stock repurchase programs. In 2008, we completed 15 strategic advisory assignments.

Institutional Brokerage and Research

Through our institutional brokerage professionals, we provide research and institutional sales and trading services to institutional investors in North America, Europe and elsewhere. We execute securities transactions for institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans. In 2008 we significantly expanded our institutional brokerage capability by adding a convertible securities desk to enhance our ability to work on multiple securities classes with existing clients and to add to overall brokerage relationships.

Institutional Brokerage. We believe our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries in which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and provide trade execution and sales and trading services to a diverse institutional client base of more than 1,900 institutional investor accounts as of December 31, 2008. Many of our institutional clients have been long-standing investors in transactions that our investment banking teams have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

Our sales professionals work closely with our research analysts and our trading desk to provide the most up-to-date information to our institutional clients. Our sales, trading, and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. Our trading professionals facilitate trading in equity and convertible securities. We make markets in Nasdaq and other securities, we trade listed securities, and we service the trading desks of major institutions in the United States, Europe and elsewhere.

Research. We understand the importance of research and the role quality research plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. As of December 31, 2008, our research analysts performed independent research on over 375 companies to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight, and our ability to uncover industry trends. We believe our unique viewpoint has helped us develop relationships with investor clients in both our primary distribution and secondary trading businesses.

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

Asset Management

Our SEC registered investment adviser subsidiaries offer our clients three main services: mutual funds, alternative asset management, and private wealth advisory. We are focused on expanding our asset management business and strive to utilize our intellectual capital, relationships and other resources, to achieve this goal. As of December 31, 2008, we had $1.4 billion in assets under management.

Mutual Funds. At December 31, 2008, we managed client assets in excess of $1.2 billion through our traditional asset class equity and our specialty mutual fund product lines, as well as our money market fund. Our four traditional asset class equity funds provide investors with access to institutional quality exposure to the large, mid- and small-cap segments of the capital markets, and our five specialty funds allow investors to add targeted exposure to growth opportunities in specific industry sectors, including through an index fund. Regardless of market capitalization and industry sector, through strict attention to relative valuation and careful security selection, our actively managed mutual funds strive both to participate in rising markets and preserve capital in down markets.

Alternative Asset Management. Our alternative asset management group manages hedge funds, including funds of funds, as well as private equity and venture capital funds. We seek to expand our presence in this area by using our industry knowledge to identify alternative asset strategies and managers, within our company and externally. The dedicated sales, compliance, investor relations and accounting personnel in our alternative asset management platform are supported by our corporate supervisory and risk management personnel.

Private Wealth Advisory. We provide comprehensive private wealth management services to high net worth individuals, families and foundations through our Private Wealth group. Our professionals provide investors with customized financial solutions and access to select third party investment strategies.

Principal Investing

Our principal investing activity consists primarily of investments in short-term liquid instruments, merchant banking investments, and investments in hedge and venture funds. We have historically made merchant banking investments in selected transactions that our investment banking group underwrites. This strategy involves putting our capital to work along side the capital of our institutional and high net worth clients.

Our merchant banking investment strategy is to invest in companies that compete in industries where we have investment expertise and a contextual understanding of industry dynamics. We rely on our investment banking group to provide us with potential investment opportunities. Our merchant banking investment decisions are primarily based on a fundamental value-oriented approach. Almost all of our investments are in companies that are or will become investment banking clients of our company. Potential principal investments, including merchant banking investments, that we expect to evaluate include, among others, preferred or common equity, senior secured and mezzanine loans, and interests in proprietary funds.

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

Subject to maintaining our exemption from the registration requirements of the 1940 Act, we also invest our excess capital from time to time in highly liquid investments, which we utilize in our overall cash management activities and are readily convertible to cash, including, among other investment types, U.S. Government and agency obligations and other investments that have a carried or implied “AAA” rating.

In 2008, we invested a material portion of our excess liquid capital in residential mortgage-backed securities (“MBS”), including collateralized mortgage obligations, issued by a U.S. Government agency, or guaranteed as to principal and interest, but not market value, by U.S. Government agencies or U.S. Government sponsored entities.

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

In the fourth quarter of 2008, we sold most of our MBS investments resulting in realized losses and other-than-temporary impairment losses on the remaining MBS as of December 31, 2008. We sold the remainder of our MBS investments in the first quarter of 2009. We have no current plans to make any additional investments in MBS.

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

Competition

In 2008, the financial services industry underwent a dramatic reshaping, as several major financial institutions consolidated, were forced to merge, declared bankruptcy, received substantial government assistance or were placed into conservatorship, all of which has resulted in significant upheaval in the competitive environment. The events of 2008 accelerated a longstanding trend toward consolidation among companies in the financial services industry and created an environment of uncertainty among financial services firms of all sizes. As a full-service investment banking, institutional brokerage and asset management firm, all aspects of our business are intensely competitive. Our competitors are other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. Some of our competitors have fundamentally changed their respective business models over the past year, including, in certain cases, becoming commercial banks, and there has been significant movement of personnel, both among firms as well as out of the industry altogether. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services, and recent developments could result in our remaining competitors gaining even greater capital and other resources. We believe that the principal factors affecting competition in our business include the strength and extent of our client relationships, our reputation, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

We have experienced intense price competition in some areas of our capital markets businesses, in particular, discounts in large block trades and trading commissions and spreads. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend toward alternative trading systems will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

In our asset management business, we compete with many of the same firms as we do in the investment banking and brokerage businesses as well as with venture capital firms, large mutual fund companies, commercial banks and smaller niche players, including private hedge funds.

Competition is also intense for the recruitment and retention of qualified professionals. The performance of our business is in a large part dependent on the skills, expertise and performance of our employees. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

Risk Management

In conducting our business, we are exposed to a range of risks including, without limitation:

•

Market risk. Market risk is the risk that a change in the level of one or more market prices, rates, indices, or other market factors, such as market liquidity, will result in losses for a position or portfolio.

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

•

Regulatory risk. Regulatory risk is the risk of loss, including fines, penalties or restrictions in our activities, from failing to comply with federal, state or local laws, rules and regulations pertaining to financial services activities.

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

We monitor market and business risk, including credit risk, operations, liquidity, regulatory, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with investment banking potential clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction. Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Insurance

We maintain insurance in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of December 31, 2008, we had 568 employees, in comparison to the 758 employees we had as of December 31, 2007. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of current conditions in the financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FBR & Co. and FBR Investment Services, Inc (“FBRIS”) are registered as broker-dealers with the SEC and the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization, and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, FBR & Co. and FBRIS are subject to regulation and oversight by the SEC and FINRA, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBR & Co. and FBRIS, and their registered representatives. State securities regulators also have regulatory or oversight authority over FBR & Co. and FBRIS. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

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

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, FBR & Co. and FBRIS are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times FBR & Co. and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA. A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

FBR & Co. and FBRIS also are subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “material associated persons” (as defined in the Risk Assessment Rules) of the broker-dealer and the activities conducted by such material associated persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

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

On October 14, 2008, the SEC published final rules, effective as of October 17, 2008 under the Securities Exchange Act of 1934, as amended, adopting a temporary rule, set to expire on July 31, 2009, which contains a firm delivery requirement for long and short sales, and the “naked” short selling anti-fraud rule.

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

Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBR & Co. is registered with and subject to regulation by the Ontario Securities Commission in Canada. FBRIL, our United Kingdom brokerage subsidiary, is subject to regulation by the Financial Services Authority (“FSA”) in the United Kingdom pursuant to the United Kingdom Financial Services and Markets Act of 2000 (as amended). Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, conflicts of interest, research, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. The FSA has been pursuing an increased focus on the capital and liquidity strength of regulated firms, and has also expressed its intention to focus on management structures and the culture of supervisory responsibility within firms. It has also set out its views on best practice in the area of position valuation and risk control following a number of mis-marking incidents across the industry.

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

Risks Related to Adverse Market Conditions

Our businesses have been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally.

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally around the world. In the past twelve to eighteen months, these conditions have changed suddenly and negatively. Since mid-2007, and particularly during the second half of 2008 and continuing in 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer, investor and CEO confidence have negatively impacted many of our businesses, particularly investment banking, merchant banking and asset management. Our investment banking business has been significantly affected during the past twelve months by the decrease in equity underwritings and the decline in both announced and completed mergers and acquisitions.

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our businesses could be adversely affected in many ways.

Overall, the business environment for the past twelve to eighteen months has been extremely adverse for many of our businesses and there can be no assurance that these conditions will improve in the near term. In 2009, it is expected that adverse economic conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2008, and possibly leading to a further decline in economic and market conditions. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. We expect the reduced transaction volumes, reduced revenue and reduced profitability that we experienced in almost all of our main businesses in 2008 to continue throughout 2009.

It is difficult to predict how long these uncertain and unfavorable market and economic conditions and the accompanying recession will continue, whether contagion from the global credit crisis will cause market and economic conditions to continue to deteriorate, and which of our markets, products and businesses will continue to be adversely affected and to what degree. Currently, we anticipate these challenging market conditions will persist throughout 2009. we expect that equity and debt financing and acquisition and disposition activity will remain depressed through 2009. Our financial performance will be negatively impacted by these conditions because our business depends heavily on these markets, particularly equity financing, public finance and acquisition and disposition activity.

Our revenues may continue to be negatively impacted as a result of adverse market conditions.

Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which has negatively impacted our revenues. These factors have continued into the beginning of 2009 and, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic recession. These factors could continue beyond 2009. Continued or further credit market dislocations or sustained market downturns may reduce cash flows from our clients.

Our investment banking revenues are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in 2008 by the mortgage and credit market dislocations, and the overall level of equity prices, and may be further impacted by continued or further credit market dislocations or the sustained market downturn. Our investment banking revenues could continue to be impacted in 2009 and beyond as a result of these market factors.

Sustained market downturns or continued or further credit market dislocations and liquidity issues would also likely lead to a decline in the volume of secondary market trading that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our clients’ portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios would reduce the revenues we receive from our asset management business. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

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

Certain members of our executive management team do not have employment agreements with us. We have no assurance that the services of our executive management team will continue to be available to the full extent of our needs. We believe that our success depends to a significant extent upon the experience of our executive management team, whose continued service is not guaranteed. If certain members of our executive management team leave our company or are otherwise no longer available to us or are not available to the full extent of our needs, we may not be able to replace them with suitable management and may be unable to execute our business plan.

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

We are dependent on revenues related to securities issued by companies in specific industry sectors. The consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and TMT sectors account for the majority of our investment banking, asset management, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

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

We have incurred losses in recent periods. For the year ended December 31, 2008, we had a net loss of $194.7 million. We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Larger and more frequent capital commitments in our trading and underwriting business increase the potential for us to incur significant losses.

Before the recent turmoil in the financial markets, there had been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business investment banks had increasingly been committing to purchase large blocks of stock from publicly traded issuers or significant shareholders, instead of the more traditional marketed underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may undertake more block trades in the future. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business and, therefore, may suffer losses even when economic and market conditions are generally favorable for others in the industry.

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

FBR & Co. and FBRIS, which are domestic registered broker-dealers, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. FBRIL, which is a registered broker-dealer in the United Kingdom, is also subject to the capital requirements of the United Kingdom Financial Services Authority, or FSA. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Furthermore, FBR & Co., FBRIS and FBRIL are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to us. As a holding company, we will depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including debt obligations.

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

Our capital markets business is dependent on cash inflows to the mutual fund industry and other pooled investment vehicles, which could result in our experiencing operating losses if cash flows slow.

A slowdown or reversal of cash inflows to the mutual fund industry and other pooled investment vehicles could lead to lower capital markets revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public offerings underwritten by our broker-dealer subsidiaries and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for initial public or secondary offerings, our capital markets business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings.

We make merchant banking investments that are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a further decline in market value of our investment securities may further reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

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

Use of leverage could adversely affect our operations.

Using debt to finance the purchase of securities held on our trading desk exposes us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell the applicable securities and such sales could result in realized losses.

To the extent we were to leverage these investments, this leverage could expose us to the risk that margin calls will be made and that we will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Changes in interest rates could negatively affect the value of investments we make with our excess capital, which could result in reduced earnings or losses.

We invest our excess capital from time to time in highly liquid investments. Investments that are sensitive to interest rate fluctuations will decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us.

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

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for identifiable intangible assets, establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations, assessing our ability to realize deferred taxes and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

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

Our ability to use net operating loss carryovers and net capital loss carryovers to reduce our taxable income may be limited.

We currently have net operating loss (NOL) carryovers and net capital loss (NCL) carryovers. Our ability to use our NOL and NCL carryovers to offset our taxable income and gains may be limited by Sections 382 and 383 of the Internal Revenue Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for March 2009 is 5.49%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on our knowledge of our stock ownership, including the stock ownership of FBR Group, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. There are currently no restrictions on the transfer of our stock, or the stock of FBR Group, that would discourage or prevent transactions that could cause an ownership change. If FBR Group were to sell all of its stock in our company, that would cause an ownership change, and no assurance can be provided that FBR Group will not engage in such a stock sale. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusion as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

Because FBR Group beneficially owns a majority of the outstanding shares of our common stock, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules and, as a result, we are not subject to all of the Nasdaq corporate governance requirements.

Because FBR Group controls more than 50% of the voting power of our common stock, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Under the Nasdaq Marketplace Rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. Despite our status as a controlled company, we comply with the Nasdaq corporate governance requirements relating to director independence, and we currently expect to do so in the future. However in the event we decide to take advantage of the controlled company exemption to certain Nasdaq corporate governance requirements, our shareholders would not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

A failure of FBR Group to qualify as a REIT for one or more years prior to or including 2006 may expose us to joint and several liability for FBR Group’s past federal income tax liability.

FBR Group has historically elected to be taxed as a REIT for United States federal income tax purposes. In the event FBR Group failed to qualify as a REIT for any year or years prior to or including 2006, FBR Group could have a federal tax liability in respect of its income for such years, and any such liability could be substantial. FBR Group’s failure to qualify as a REIT for a given year could cause certain of our subsidiaries to have been part of a consolidated group with FBR Group and its affiliates for federal income tax purposes for a period of one or more years. As a general matter, corporations that are members of a consolidated group have joint and several liability for the federal income tax liability of the entire consolidated group during any tax year for which it is consolidated. As a result, if FBR Group failed to qualify as a REIT for one or more years prior to or including 2006, certain of our subsidiaries could potentially be subject to joint and several liability with respect to such tax liability.

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

We have agreed, subject to the modification described below, to pay Crestview Advisors, L.L.C., an affiliate of Crestview, a $1.0 million annual strategic advisory fee and reimburse Crestview Advisors, L.L.C. for reasonable out-of-pocket expenses in exchange for ongoing strategic advice and assistance. This fee is payable for as long as Crestview beneficially owns at least 50% of the shares of our common stock that the Crestview affiliates purchased in our 2006 private offering. In September 2008, we granted Crestview Advisors, L.L.C.

options to purchase 502,268 shares of our common stock at a price of $5.30 per share in lieu of cash payments for the strategic advisory fee for the period October 1, 2008 through December 31, 2009. Unless we agree otherwise, we will be required to pay the strategic advisory fee to Crestview Advisors, L.L.C. in cash in future periods. Crestview Advisors, L.L.C. is not be required to provide specified services to us or our affiliates, and we cannot assure you that this agreement will result in increased opportunities for any of our businesses or in the establishment of new relationships with potential clients or investors. To the extent that we do not capture the anticipated benefit of these services, our payment obligations under this agreement may impede our growth and negatively impact our operating results.

Through certain agreements that FBR Group, FBR TRS Holdings and our company entered into with Crestview, Crestview has the right to designate two of its representatives to serve on our board of directors and therefore has the ability to influence any action taken or recommended by our board of directors. If Crestview’s interests are in conflict with the interests of our other shareholders, Crestview’s ability to influence our board of directors could result in a conflict of interest for members of our board.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “FBCM” since our initial public offering on June 7, 2007 and traded on this exchange since June 8, 2007. As of February 28, 2009, there were 59,657,321 shares of our common stock outstanding and approximately 15 holders of record. The table below shows the high and low sales prices for our common stock on The Nasdaq Global Select Market for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$6.79	$2.73
Third Quarter	7.38	3.09
Second Quarter	7.50	4.70
First Quarter	9.72	5.39

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$14.33	$8.93
Third Quarter	17.40	11.70
Second Quarter (from June 8, 2007)	18.25	16.90

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

Share Repurchases

The following table provides information on the Company’s share repurchases during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2008	6,711,136	$5.02	6,711,136	3,434,595
November 1 to November 30, 2008	15,710	$4.71	6,726,846	3,418,885
December 1 to December 31, 2008	—	$—	6,726,846	3,418,885

Total	6,726,846	$5.02	6,726,846	3,418,885

(1)	In October 2008, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock that the Company is authorized to repurchase to ten million shares.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of our common stock, the Standard & Poor’s 500 Stock Index and our Peer Group Index for the period from June 8, 2007 to December 31, 2008. This graph assumes an investment in our common stock and the indices of $100 on June 8, 2007 and that all dividends, if any, were reinvested:

	06/08/07	06/29/07	09/28/07	12/31/07	03/31/08	6/30/08	09/30/08	12/31/08
FBCM Common Stock	$100	$94	$72	$53	$38	$28	$36	$27
S&P 500 Index	100	100	102	98	89	87	79	62
FBCM Peer Group Index	100	94	89	78	65	61	79	56

Our Peer Group Index includes the following companies in the broker-dealer industry: Cowen Group, Inc., Evercore Partners Inc., Jefferies Group Inc., JMP Group Inc., KBW, Inc., Lazard Ltd., Piper Jaffray Companies, Southwest Group Inc. and Thomas Weisel Partners Group, Inc. The total return calculations reflected in the foregoing graph were performed by Securities Industry Analytics, LLC.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$76,377	$289,545	$190,576	$374,658	$397,940
Advisory	20,573	34,063	24,148	17,759	30,115
Institutional brokerage:
Principal transactions	20,261	10,152	5,814	15,980	20,445
Agency commissions	118,314	104,633	100,855	82,551	89,492
Mortgage trading interest income	—	—	51,148	30,859	—
Mortgage trading net investment loss	—	—	(3,298)	(3,820)	—
Asset management:
Base management fees	15,335	23,549	19,871	22,080	19,045
Incentive allocations and fees	—	401	1,327	1,929	10,940
Net investment (loss) income	(81,335)	(4,497)	3,372	4,611	6,116
Interest income	23,382	25,760	20,934	26,006	6,691
Other	1,458	1,290	3,892	2,826	1,613

Total revenues	194,365	484,896	418,639	575,439	582,397
Interest expense	12,457	5,337	54,543	42,630	988

Revenue, net of interest expense	181,908	479,559	364,096	532,809	581,409

Non-interest expenses:
Compensation and benefits	227,114	287,752	225,712	277,698	304,984
Professional services	34,895	45,303	43,712	53,834	40,021
Business development	30,057	37,356	33,772	39,335	43,456
Clearing and brokerage fees	14,010	12,373	11,715	8,690	8,894
Occupancy and equipment	33,244	33,197	30,039	23,379	13,743
Communications	24,183	22,434	20,039	17,354	13,044
Other operating expenses	16,625	15,868	12,219	18,500	7,997

Total non-interest expenses	380,128	454,283	377,208	438,790	432,139

(Loss) income before income taxes	(198,220)	25,276	(13,112)	94,019	149,270
Income tax (benefit) provision	(3,490)	20,032	(3,271)	45,934	59,516

Net (loss) income	$(194,730)	$5,244	$(9,841)	$48,085	$89,754

Basic and diluted (loss) earnings per share	$(3.09)	$0.08	$(0.18)	$1.05	$1.95
Weighted-average shares (in thousands):(1)
Basic	63,056	64,123	54,137	46,000	46,000
Diluted	63,056	64,187	54,137	46,000	46,000

(1)	The weighted average shares outstanding used in the calculation of earnings per share is presented assuming the issuance of 1,000 shares associated with our formation and 45,999,000 shares associated with the contribution transaction prior to our July 2006 private offering for the years ended December 31, 2005 and 2004. The weighted average shares outstanding used in the calculation of earnings per share for the year ended December 31, 2006, is presented assuming the issuance of 46,000,000 shares, previously discussed, as of January 1, 2006, and the effect of 18,000,000 shares issued in our July 2006 private offering.

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$207,801	$383,558	$151,417	$162,434	$199,111
Mortgage-backed securities, at fair value	454,339	—	415,391	—	—
Trading securities, at fair value	17,954	19,057	18,180	1,034,388	7,744
Reverse repurchase agreements	—	—	—	283,825	183,375
Long-term investments	41,174	84,076	32,343	34,456	50,595
Other	79,101	122,041	142,088	167,884	245,888

Total assets	$800,369	$608,732	$759,419	$1,682,987	$686,713

Liabilities:
Trading account securities sold but not yet purchased, at fair value	$8,325	$206	$202	$150,547	$17,176
Commercial paper	—	—	—	136,016	183,644
Repurchase agreements	416,037	—	189,155	929,363	—
Accounts payable and other liabilities	72,280	101,786	85,674	218,093	240,828

Total liabilities	496,642	101,992	275,031	1,434,019	441,648

Shareholders’ equity	303,727	506,740	484,388	248,968	245,065

Total liabilities and shareholders’ equity	$800,369	$608,732	$759,419	$1,682,987	$686,713

	Year ended December 31,
	2008	2007	2006	2005	2004
Statistical Data:
Total employees(1)	568	758	702	761	664
Net revenue per employee	$320	$633	$519	$700	$876
Pre-tax (loss) return on average equity	(49)%	5%	(4)%	38%	71%
Compensation and benefits expense as a percentage of net revenues	125%	60%	62%	52%	52%

(1)	As of end of the period reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. We were formed in June 2006, and we completed the initial public offering of our common stock in June 2007. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a top-ranking U.S. investment bank for middle-market companies.

Through our principal operating subsidiaries, FBR & Co. (an SEC-registered broker-dealer), FBRIL, (a broker-dealer registered with the United Kingdom’s FSA), FBRIM, (an SEC-registered investment adviser) and FBR Fund Advisers, (also an SEC-registered investment adviser), we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”), advisory, restructuring, recapitalization and strategic alternative analysis;

•	institutional sales and trading services;

•	research coverage;

•	asset management services through a group of proprietary mutual funds, hedge funds and funds of funds;

•	private wealth management services to high net worth individuals, families, foundations, pension funds, endowments and other private entities; and

•	proprietary investment returns to our shareholders through merchant banking and other direct investments that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in seven broad industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these seven sectors as our “core sectors.” In 2008, we executed 35 banking assignments with a total transaction value of over $7.1 billion, including $2.0 billion in lead-managed capital raising transactions, and completed 15 M&A and advisory assignments. As of December 31, 2008, we were a market-maker or trader in more than 1,200 securities, provided sales and trading services to more than 1,900 institutional clients and provided independent research on more than 375 companies.

On the asset management side of our business, through FBRIM and FBR Fund Advisers, our SEC-registered investment adviser subsidiaries, we provide clients with a range of investment choices that includes a family of mutual funds, hedge funds and funds of funds. Our private wealth group offers a broad array of services to high net worth investors, institutions, and foundations. As of December 31, 2008, we had $1.4 billion in assets under management.

We are a consolidated subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”), now doing business as Arlington Asset Investment Corporation, a publicly-traded corporation that invests primarily in mortgage-related assets. In July 2006, FBR Group contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” Since our July 2006 private offering, we have operated as an independent company with a separate board of directors, although FBR Group has owned a majority of our issued and outstanding common stock since the completion of our July 2006 private offering. We became a publicly- traded company listed on The NASDAQ Global Select Market (Nasdaq: FBCM) in June 2007 when FBR Group and certain other shareholders sold an aggregate of 12,960,950 in an underwritten initial public offering. As a result of our initial public offering, FBR Group reduced its ownership in our company to just above 50%. As a result of repurchases of shares of our common stock in the fourth quarter of 2008, FBR Group beneficially owned approximately 57% of our outstanding shares of common stock as of December 31, 2008.

Our business is comprised of three separate segments: capital markets, which includes investment banking and institutional brokerage (including institutional sales and trading and research); asset management, which includes private wealth management; and principal investing (including merchant banking). Prior to our July 2006 private offering, we reported our business in two segments, capital markets and asset management. Subsequent to our July 2006 private offering, we initiated certain principal investing activities. In conjunction with the initiation of principal investing activities, we reclassified certain of our long-term investments, including equity securities and fund investments previously included in capital markets and asset management, respectively, to the principal investing segment. Accordingly, segment information for prior years has been revised to conform to the current presentation.

Business Environment

A severe downturn in the economy in 2008 led to price declines and a period of unprecedented volatility across various asset classes, and the downturn has continued into 2009. Losses that had previously been limited largely to the subprime mortgage sector during much of 2007 spread to residential and commercial mortgages as property prices declined rapidly. The effect of the economic and market downturn also spread to other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions.

The U.S. entered into a recession in December 2007, and over the course of 2008 credit conditions worsened considerably in the U.S. and globally. The landscape of the financial services industry changed dramatically, especially during the second half of the year. Many major financial institutions consolidated, were forced to merge or were put into conservatorship by the Federal Government, and employment in the financial services industry dropped substantially. The overall unemployment rate at the end of 2008 reached the highest level in the last fifteen years. Equity market indices ended the year significantly lower. Concerns about future economic growth, the adverse developments in the credit markets, mixed views about the Federal Government’s response to the economic crisis, lower levels of consumer spending, a high rate of unemployment and lower corporate earnings continued to challenge the economy and the equity markets. Asset managers faced a large volume of redemptions over the course of the year. Adverse developments in the credit markets, including failed auctions for auction rate securities, rising default rates on residential mortgages, extremely high implied default rates on commercial mortgages and liquidity issues underlying short-term investment products, such as structured investment vehicles and money market funds, weighed heavily as well on equity markets. Oil prices also reached record levels during 2008 before declining sharply, partly due to lower demand and weaker economic conditions.

During 2008, the Federal Reserve announced a number of initiatives aimed to provide additional liquidity and stability to the financial markets, and it continues to focus its efforts on mitigating the negative economic impact related to the credit markets. The Fed lowered both the federal funds benchmark rate and the discount rate by 3.50% during 2008, and at year end the federal funds target rate was 0-0.25% and the discount rate was 0.5%. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. On October 14, 2008, the Department of the Treasury announced its intention to inject capital into nine large financial institutions and since has injected capital into many other financial institutions. The Federal Government’s initiatives to restore confidence in the financial markets and address the current economic turmoil have continued into 2009, and include the passage of the American Recovery and Reinvestment Act of 2009, a fiscal stimulus bill that was signed into law on February 17, 2009.

Executive Summary

For the year ended December 31, 2008, our total revenues, net of interest expense, were $181.9 million with a net loss of $194.7 million, compared to total net revenues of $479.6 million and net income of $5.2 million for the year ended December 31, 2007. Our 2008 total revenues, net of interest expense includes a net investment loss of $81.3 million reflecting impairment and realized losses on our long-term investments and investments in agency-backed collateralized mortgage obligations (“MBS”). For the year ended December 31, 2006, our total revenues, net of interest expense, were $364.1 million and a net loss of $9.8 million.

The current year net loss reflects the effects of the difficult environment in which the capital markets industry has been operating as a result of the global economic conditions discussed above. These conditions have had a significant negative impact on our 2008 operating results, in particular a 70% decline in our investment banking revenue reflecting the limited number of capital raising transactions completed industry-wide and by our firm. These conditions also had a negative impact on our portfolio of equity investments resulting in significant other-than-temporary impairments on much of our investment portfolio during 2008. In addition, during 2008, we had invested a portion of our excess liquid capital in MBS. In the fourth quarter we determined based on market conditions to reduce and ultimately eliminate our exposure to these leveraged investments, resulting in realized losses and other-than-temporary impairment losses on the remaining MBS as of December 31, 2008.

Our 2008 results include the impact of several actions taken during the year to improve our operating leverage and position the Company for improved results in future periods. These include severance and other costs associated with a 25% reduction in employees during 2008 to better align our cost structure to current market conditions. These actions along with adjustments to our variable expense structure and the addition of new employees and lines of business which complement our core strengths will reduce our cost structure, and provide additional avenues to generate revenues as the Company moves forward.

The following is an analysis of our operating results by segment for the years ended December 31, 2008, 2007 and 2006.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and TMT sectors. By their nature, our capital markets business activities are highly competitive and are subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period. The following table provides a summary of our results within the capital markets segment (dollars in thousands).

	For the year ended December 31,
	2008	2007	2006
Revenues, net of interest expense:
Investment banking	$96,950	$323,608	$214,724
Institutional brokerage	137,263	112,351	107,622
Net interest income	2,116	9,451	4,292
Other	(321)	1,396	5,606

Total	236,008	446,806	332,244

Operating Expenses:
Variable	121,270	220,154	160,415
Fixed	224,789	197,575	186,052

Total	346,059	417,729	346,467

Pre-tax (loss) income	$(110,051)	$29,077	$(14,223)

The pre-tax income from our capital markets segment decreased from $29.1 million for the year ended December 31, 2007 to a pre-tax loss of $110.1 million for the year ended December 31, 2008. This decrease is primarily attributable to a $226.7 million decrease in investment banking revenues during 2008, reflecting a substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2008 reflects the continued effect that the dislocation in credit markets and a world-wide recession has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $137.3 million for the year ended December 31, 2008 as compared to $112.4 million for the year ended December 31, 2007. This increase in institutional brokerage sales and trading revenues is attributable to increases in overall trading volume, the increased volatility in the equity markets due to the economic environment during the current year, and the integration of a convertible securities business. Variable expenses decreased $98.9 million, or 44.9%, which is attributable to reduced compensation expense and costs directly related to the decrease in net revenues. The decrease in variable expenses was offset partially by a $27.2 million increase in fixed expenses that is attributable to severance costs associated with a reduction in our workforce, increased stock-based compensation, and our international operations.

The pre-tax income from our capital markets segment increased to $29.1 million for the year ended December 31, 2007 from a loss of $14.2 million for the year ended December 31, 2006. This increase was primarily attributable to a $108.9 million increase in investment banking revenues during 2007, reflecting a higher volume of capital raising activity, primarily during the first six months of 2007, in our real estate, financial services and TMT sectors. Through June 30, 2007, we had generated $226.8 million in investment banking revenues. However, due to the disruption in the credit markets in August 2007, market conditions deteriorated significantly during the last five months of 2007. As a result of these conditions, we were unable to maintain the level of revenue achieved in the first six months of 2007 and for the full year, generated $323.6 million of investment banking revenues. Of this total revenue in 2007, we recognized $195.5 million related to sole-managed private placement transactions. This compared to total investment banking revenues of $214.7 million in 2006, of which $130.4 million related to sole-managed private placement transactions. Our institutional brokerage sales and trading net revenues increased $4.7 million, or 4.3%, for the year ended December 31, 2007 compared to the prior year. Our variable costs increased by 37.2% or $59.7 million, which was directly related to an increase in variable compensation of 40.3% or $49.3 million due to the increased revenues year over year. Our fixed expenses increased by 6.2% or $11.5 million during 2007. This increase was primarily related to the cost of restricted stock awards granted in June 2007 at the time of our initial public offering as well as costs associated with our efforts to expand our business activities internationally.

Investment Banking

Our investment banking activities consist of a broad range of services, including underwritings, public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. As a result of market conditions discussed above, revenues from our investment banking operations totaled $97.0 million for the year ended December 31, 2008, representing a decrease of 70.0% from the prior year. In 2008, our investment banking team executed 35 banking assignments with a total transaction value of over $7.1 billion, including $2.0 billion in lead-managed capital raising transactions. In addition, during 2008, our M&A group completed 15 successful mergers, acquisitions and advisory assignments.

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

	2008	2007	2006
Capital raising:
Institutional private equity offerings and private placements	$60,004	$197,219	$139,276
Initial public offerings	1,058	39,164	13,727
Follow-on, secondary and preferred public equity offerings	15,315	52,414	35,121
Asset-backed securities and high yield debt offerings	—	748	2,452

Total capital raising	76,377	289,545	190,576
Advisory services	20,573	34,063	24,148

Total investment banking	$96,950	$323,608	$214,724

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. Revenues from institutional brokerage (principal transactions and agency commissions) were up 20.7% on a year-to-year basis, increasing to $138.6 million in 2008 from $114.8 million in 2007, including certain revenues attributed to our asset management segment. The increase in revenue is the result of increases in overall trading volume, increased volatility in the equity markets, and integration of a convertible securities business partially offset by increased losses on trading securities.

Revenues, net of related interest expense related to institutional brokerage activities are (dollars in thousands):

	2008	2007	2006
Principal transactions	$20,261	$10,152	$5,814
Agency commissions	118,314	104,633	100,855
Mortgage trading interest and net investment loss(1)	—	—	47,850

	138,575	114,785	154,519
Interest expense(1)	—	—	44,472

Institutional brokerage revenues, net of interest expense	$138,575	$114,785	$110,047

(1)	In May 2005, we initiated certain fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities. These fixed income trading activities continued through October 2006. During the third quarter of 2006, we made a decision to sell our trading positions and we do not expect to resume these types of fixed income trading activities.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Reflecting the significant downturn in the equity markets during 2008, our net assets under management decreased 44.0% from $2.5 billion at December 31, 2007 to $1.4 billion at December 31, 2008. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	For the year ended December 31,
	2008	2007	2006
Revenues, net of interest expense:
Base management fees	$15,335	$23,549	$19,871
Incentive allocations and fees	—	401	1,327
Other	1,938	2,500	1,518

Total	17,273	26,450	22,716

Operating Expenses:
Variable	11,304	16,171	12,496
Fixed	20,880	17,360	18,097

Total	32,184	33,531	30,593

Pre-tax loss	$(14,911)	$(7,081)	$(7,877)

The pre-tax loss from our asset management activities increased to $14.9 million in 2008 compared to a pre-tax loss of $7.1 million in 2007. We recorded $15.3 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2008, as compared to $23.5 million for the year ended December 31, 2007. The decrease in management fees during 2008 reflects the effects of the decrease in average assets under management compared to prior year. Operating expenses decreased as a result of lower variable costs, including sub-advisory fees, offset by increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities.

The pre-tax loss from our asset management activities decreased to $7.1 million in 2007 from a pre-tax loss of $7.9 million in 2006 based primarily on the increase in net assets under management noted above and the fees earned on those assets. We recorded $23.5 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2007, as compared to $19.9 million for the year ended December 31, 2006. Variable costs for this segment, primarily subadvisory fees, increased as a result of an increase in net assets under management. The increase in variable costs was offset by a 4% decrease in fixed expenses, primarily support services costs.

The following provides details relating to our assets under management (dollars in millions):

	December 31, 2008
	Gross(1)	Net(2)
Managed accounts	$216.6	$216.6
Mutual funds
Equity	1,088.6	1,079.6
Fixed income and money market	100.0	99.8
Hedge and offshore funds	23.6	21.0
Private equity funds	17.1	15.9

Total	$1,445.9	$1,432.9

	December 31, 2007
	Gross(1)	Net(2)
Managed accounts	$347.1	$347.1
Mutual funds
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Hedge and offshore funds	52.1	50.7
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds.

Principal Investing

As of December 31, 2008, our principal investing activity consists of investments in merchant banking and long-term equity investments, MBS and investments in mutual, hedge and venture funds. Our MBS are comprised entirely of floating-rate collateralized mortgage obligations, guaranteed as to principal and interest by U.S. government sponsored entities. The market value of these securities, however, is not guaranteed by these entities.

The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006
Revenues, net of interest expense:
Net investment (loss) income	$(79,551)	$(4,507)	$3,136
Net interest income	7,455	10,096	6,000
Other	723	714	—

Total	(71,373)	6,303	9,136

Operating Expenses:
Variable	55	105	148
Fixed	1,830	2,918	—

Total	1,885	3,023	148

Pre-tax (loss) income	$(73,258)	$3,280	$8,988

The pre-tax loss from our principal investing activities of $73.3 million in 2008 represents a decrease from pre-tax income of $3.3 million in 2007. The decrease in pre-tax income is primarily attributable to the net investment loss incurred in the year ended December 31, 2008 shown in the table above compared to 2007. The following table details the components of net investment loss for the periods (dollars in thousands):

	For the year ended December 31,
	2008	2007
Other-than-temporary impairment losses on merchant banking and long-term investments	$(41,458)	$(11,331)
Realized (loss) income on MBS	(21,853)	1,961
Other-than-temporary impairment losses on MBS	(11,174)	—
(Loss) income on long-term equity investments and managed funds	(5,066)	4,863

Total	$(79,551)	$(4,507)

The other-than-temporary impairment losses recorded for the year ended December 31, 2008 related to merchant banking and long-term investments reflect our assessment of the severity and duration of unrealized losses related to various securities. The recognition of these other-than-temporary impairment losses during 2008 is a result of economic and market conditions during the period and our assessment of these conditions, as well as other company-specific factors, relative to the various investments. Also, as a result of market conditions, investments in managed funds, including mutual funds, incurred losses of $5.5 million for the year ended December 31, 2008 compared to net investment income of $2.2 million in 2007.

During the year ended December 31, 2008, we had invested a portion of our excess liquid capital in MBS. We originally deployed this capital into these investments based on our available liquidity and our assessment of our ability and intent to hold these securities to withstand interim market value fluctuations due to market and interest rate risks. We have continually assessed our leverage and liquidity risk relevant to our ability and intent to hold these securities. However, based on the unprecedented severity of market conditions during the fourth quarter of 2008 related to the liquidity and value of these assets, including conditions related to the available financing, we determined that the risks to us associated with continuing to hold these investments exceeded the potential benefits. As such, in December 2008, we initiated sales of MBS that reduced our exposure, which resulted in realized losses of $21.8 million. In addition, as a result of our change in intent, we recognized other-than-temporary impairment losses of $11.2 million relating to MBS held as of December 31, 2008. Subsequent to year end, in the first quarter of 2009, we sold our remaining MBS positions and retired the repurchase agreements financing these positions resulting in additional realized losses of $1.5 million in the first quarter of 2009.

In addition, the decrease in net interest income on our liquid capital contributed to the decrease in pre-tax income. For the years ended December 31, 2008 and 2007, we recorded net interest income of $7.5 million and $10.1 million, respectively, from liquid capital invested in our principal investing segment. This decrease in net interest income is attributable to the year-over-year decrease in money market rates and lower interest-bearing cash and investment balances for the year ended December 31, 2008 compared to the same period in 2007.

The pre-tax income from our principal investing activities decreased to $3.3 million in 2007 from $9.0 million in 2006. The decrease in pre-tax income was attributable to the $4.5 million net investment loss recorded in 2007, reflecting $11.3 million of impairment losses recorded relating to certain merchant banking and other investments, offset by interest income earned from the investment of the proceeds received from our July 2006 private offering and gains from the sale of merchant banking investments and MBS. Pre-tax income in 2007 also included $2.9 million of fixed expenses in this segment. These costs are not comparable to the year ended December 31, 2006 as direct costs were not attributed to this segment until 2007.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $41.2 million as of December 31, 2008. Of this total, $26.4 million was held in the merchant banking portfolio, $12.5 million was held in investment funds, and $2.3 million was held in other long-term investments.

The following table provides additional detail regarding our merchant banking and other long-term investments as of December 31, 2008 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	December 31, 2008
	Number of Shares	Original Cost Basis	Adjusted (1) Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities:
Grubb & Ellis Company	236,558	$1,519	$293	$293
Maiden Holdings, Ltd.	145,946	674	674	457

Total long-term investments, at fair value		$2,193	$967	$750

Other long-term investments:
Merchant banking—non-public securities(2):
Cohen Financial	112,892	$5,000	$790	$790
Cypress Sharpridge Investments, Inc.	89,600	2,500	896	896
Ellington Financial LLC	1,438,750	27,049	21,581	21,581
FSI Realty Trust	376,344	3,312	—	—
Muni Funding of America, LLC	527,290	4,249	527	527
Star Asia Finance, Limited	67,750	4,270	—	—
Thornburg Mortgage, Inc.(3)	N/A	3,900	—	—
Thunderbird Resorts, Inc.	1,249,914	10,722	1,875	1,875

Total		$61,002	$25,669	$25,669

Investment funds				12,505
Other investments				2,250

Total other long-term investments				$40,424

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges, if any.
(2)	As of December 31, 2008 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(3)	Represents an investment in senior subordinated debt securities.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; agency commissions, principal transactions, including trading gains and losses, in institutional brokerage; base management fees and incentive allocations and fees in asset management, and with respect to principal investing activities, net investment income, including realized gains or losses, and dividends from merchant banking investments, earnings from investment funds, and net interest income from principal investing activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the core sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales, and trading staff. Principal brokerage transactions are dependent on these same factors and on trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the capital on which our base management fees are calculated and the amount and performance of capital on which we have the potential to generate incentive income. Our asset management vehicles are subject to market risk in the markets in which they would seek to sell or buy financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net investment income, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated in the past, and we anticipate that they are likely to continue to fluctuate in the future, based on these factors.

In our principal investing activities, merchant banking and other long-term investments are subject to market risk, as well as, any number of specific additional risks related to each investment. As a result, net investment income and dividends generated from these investments will vary and cannot be accurately predicted. Also, mortgage-backed securities that are financed by repurchase agreement borrowings are subject to market risk and risks related to the terms and conditions of the financing agreements. Subsequent to December 31, 2008, we sold our remaining leveraged MBS and retired the related repurchase agreement borrowings used to finance these securities. We do not intend to purchase additional MBS.

Investment Banking

Capital raising revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities and private equity placements. We act in varying capacities in our capital raising activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Advisory revenue consists primarily of advisory fees and reimbursed expenses associated with such activities. Advisory fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in listed and other equity securities and convertible debt securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses on equity securities and convertible debt securities are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

Agency commissions consist of revenue resulting from the execution of exchange-listed securities and other transactions as agent.

Historically, mortgage trading activities included buying and selling mortgage-backed securities and other structured securities in various financial transactions (which included forward trades, dollar rolls and reverse repurchase transactions). We had managed market risk associated with these securities positions primarily through forward purchases and sales of such securities. We engaged in these activities through October 2006. These transactions resulted in interest income and net investment gain/loss.

Asset Management

We receive asset management revenue in our capacity as the investment manager to advisory clients, including our mutual funds, as general partner of several hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. Management fees and incentive income on investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the financial services and technology sectors. Incentive income is likely to fluctuate with the performance of securities of these sectors.

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity securities and MBS, impairment losses related to investments in marketable and non-public equity securities and MBS, unrealized gains and losses on investments held at FBR & Co., and income from investment funds.

We record allocations for our proportionate share of the earnings or losses of the mutual, hedge, private equity and venture funds and other partnerships in which we have made investments. Income or loss allocations are recorded in net investment income in our statements of operations.

Interest Income

Interest income unrelated to brokerage activities includes interest earned on treasury management investments, which includes interest income earned on MBS and other interest-bearing accounts. Historically, interest income also included interest income earned on our reverse repurchase agreements issued to mortgage originators through our warehouse lending facility. We engaged in warehouse lending activities through September 2006.

Other Revenue

Other revenue primarily includes miscellaneous dividends and fees.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings, as well as costs of subordinated credit lines and other financings. Historically, interest expense also included costs associated with commercial paper borrowings.

Compensation and benefits expense includes base salaries as well as incentive compensation. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits includes non-cash expenses associated with all stock-based awards granted to employees and severance charges related to reductions in the workforce.

Professional services expenses include legal and consulting fees, recruiting fees, and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees are, to a large extent, variable with revenue.

Business development expenses include travel and entertainment expenses related to investment banking transactions, costs of investor conferences, sponsorships and advertising, including costs associated with the PGA TOUR’s FBR Open. Expenses that are directly related to investment banking transactions are variable with revenue.

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

The following table sets forth financial data as a percentage of net revenues. For the year ended December 31, 2008, revenues, net of interest expense, includes a net investment loss of $81.3 million. This net investment loss has a significant impact on the comparability of the 2008 data to prior periods.

	For the Year Ended December 31,
	2008	2007	2006
Revenues:
Investment banking:
Capital raising	42.0%	60.4%	52.3%
Advisory	11.3%	7.1%	6.6%

Subtotal	53.3%	67.5%	58.9%

Institutional brokerage:
Principal transactions	11.1%	2.1%	1.6%
Agency commissions	65.0%	21.8%	27.7%
Mortgage trading interest income	—	—	14.1%
Mortgage trading net investment loss	—	—	(0.9)%

Subtotal	76.1%	23.9%	42.5%

Asset management:
Base management fees	8.4%	4.9%	5.5%
Incentive allocations and fees	—	0.1%	0.4%

Subtotal	8.4%	5.0%	5.9%

Net investment (loss) income	(44.7)%	(0.9)%	0.9%
Interest income	12.9%	5.4%	5.7%
Other	0.8%	0.2%	1.1%

Total revenues	106.8%	101.1%	115.0%
Interest expense	6.8%	1.1%	15.0%

Revenues, net of interest expense	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	124.9%	60.0%	62.0%
Professional services	19.2%	9.4%	12.0%
Business development	16.5%	7.8%	9.3%
Clearing and brokerage fees	7.7%	2.6%	3.2%
Occupancy and equipment	18.3%	6.9%	8.3%
Communications	13.3%	4.7%	5.5%
Other operating expenses	9.1%	3.3%	3.3%

Total non-interest expenses	209.0%	94.7%	103.6%

(Loss) income before income taxes	(109.0)%	5.3%	(3.6)%

Comparison of the Years Ended December 31, 2008 and 2007

Net income decreased from $5.2 million in 2007 to a net loss of $194.7 million in 2008. The decrease in net income was primarily the result of the performance of our capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $29.1 million during 2007 to a loss of $110.1 million during 2008. In addition, pre-tax income from our principal investing segment decreased from $3.3 million during 2007 to a loss of $73.3 million during 2008, reflecting the effects of other-than-temporary impairments related to certain of our merchant banking investments, realized losses from sales and other-than-temporary impairments of MBS, and losses from investment funds. The pre-tax loss from our asset management segment increased from a pre-tax loss of $7.1 million during 2007 to a $14.9 million loss in this segment during 2008 as a result of a decrease in average assets under management and increased fixed costs. Our provision for income taxes was $20.0 million in 2007 as compared to a tax benefit of $3.5 million in 2008. For the year ended December 31, 2008, we recorded a cumulative allowance of $76.7 million for deferred tax assets not realizable through loss carry-backs.

Revenues

Our net revenues decreased 62.1% from $479.6 million during 2007 to $181.9 million during 2008 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 73.6% from $289.5 million in 2007 to $76.4 million in 2008. The lower volume of capital raising activity was spread across all of our industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the world-wide recession, resulting in the decrease in capital raising activity. Our revenues from 12 private placements completed during 2007 totaled $197.2 million as compared to $60.0 million in revenues from 4 private placements completed in 2008.

Advisory revenues decreased 39.6% from $34.1 million in 2007 to $20.6 million generated in 2008. We completed 40 merger and acquisition and advisory assignments in 2007 as compared to 15 merger and acquisition and advisory assignments in 2008.

Institutional brokerage revenues from agency commissions and principal transactions increased 20.7% from $114.8 million in 2007 to $138.6 million in 2008 as a result of increases in overall trading volume, increased volatility in the equity markets, and the integration of a convertible securities platform partially offset by increased losses on trading securities.

Asset management base management fees decreased 34.9% from $23.5 million in 2007 to $15.3 million in 2008. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management during 2008.

Net investment loss was $4.5 million in 2007 compared to $81.3 million in 2008. This increase in the net investment loss was due to increased other-than-temporary impairment charges on merchant banking and other long-term investments, realized and other-than-temporary losses on MBS, and a decrease in income from investment funds as a result of negative fund performance during 2008 as compared to 2007.

Net interest income decreased 46.6% from $20.4 million in 2007 to $10.9 million in 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during 2008 as compared to 2007.

Other revenues increased 15.4% from $1.3 million in 2007 to $1.5 million in 2008. This increase is primarily the result of 12b-1 fees associated with our acquisition of a mutual fund distribution business at the end of the third quarter, offset by a decrease in dividends on trading positions.

Expenses

Total non-interest expenses decreased 16.3% from $454.3 million in 2007 to $380.1 million in 2008. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 21.1% from $287.8 million in 2007 to $227.1 million in 2008. This decrease is primarily due to a $83.7 million decrease in variable compensation associated with decreased investment banking revenues offset by increased severance costs of $17.9 million related to an overall reduction in our personnel and increased stock-based compensation.

Professional services expenses decreased 23.0% from $45.3 million in 2007 to $34.9 million in 2008 primarily due to decreased costs associated with the lower volume of investment banking transactions and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 19.5% from $37.4 million in 2007 to $30.1 million in 2008. This decrease is primarily due to a decrease in costs associated with the lower volume of investment banking transactions.

Clearing and brokerage fees increased 12.9% from $12.4 million in 2007 to $14.0 million in 2008. The increase is due to costs associated with increased equity trading volumes and revenues.

Occupancy and equipment expenses remained consistent at $33.2 million for both 2007 and 2008.

Communications expenses increased 8.0% from $22.4 million in 2007 to $24.2 million in 2008 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 4.4% from $15.9 million in 2007 to $16.6 million in 2008 due primarily to a decrease in cost allocations to FBR Group, an increase in corporate insurance costs associated with being a publicly-traded entity for all 2008 and an increase in 12b-1 fees related to our acquisition of a mutual fund distribution business at the end of the 3rd quarter, partially offset by a $4.5 million decrease in expenses related to costs indemnified and funded through capital contributions by FBR Group in 2007 with no comparable costs in 2008.

The income tax provision decreased from $20.0 million in 2007 to a $3.5 million tax benefit in 2008 due to the change in pre-tax income. Our 2008 tax benefit reflects a full valuation allowance on tax benefits attributable to losses that are not realizable through loss carry-backs. At December 31, 2008, our net deferred tax assets totaled approximately $76.7 million. We have established a full valuation allowance against these deferred tax assets not realizable through loss carrybacks based on the criteria in SFAS No. 109, “Accounting for Income Taxes.” Our effective tax rate was 1.8% in 2008 as compared to 79.3% in 2007. In addition to the effects of the valuation allowance in 2008, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under SFAS No. 123(R), “Share-Based Payments” (“SFAS 123R”) as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. Without these and other discrete items, our effective income tax rate would have been 39.6% and 48.7%, respectively, for the years ended December 31, 2008 and 2007.

Comparison of the Years Ended December 31, 2007 and 2006

Net income increased from a loss of $9.8 million during 2006 to income of $5.2 million during 2007. The increase in net income was primarily the result of the performance of our capital markets segment where, due to the substantial increase in capital raising revenue primarily in the first six months of 2007, pre-tax income increased from a loss of $14.2 million in 2006 to income of $29.1 million in 2007. This increase was offset in our principal investing segment where pre-tax income decreased from $9.0 million during 2006 to $3.3 million during 2007, primarily as a result of impairment losses which were recorded on certain merchant banking investments. The impairment losses incurred in 2007 related primarily to investments in equity securities of companies impacted by the then current dislocation in the credit markets. Pre-tax loss from our asset management segment decreased from $7.9 million during 2006 to a pre-tax loss of $7.1 million during 2007. Our provision for income taxes was $20.0 million during 2007 as compared to a tax benefit of $3.3 million during 2006.

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

Advisory revenue increased 41.5% from $24.1 million in 2006 to $34.1 million in 2007 as a result of increased merger and acquisition and advisory assignments. We completed 40 merger and acquisition and advisory assignments in 2007 as compared to 28 in 2006. The increase in assignments was due, in part, to our transaction during the first quarter of 2007, with Legacy Partners, in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

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

Net investment income includes gains/losses on merchant banking investments, income from investment funds reflecting our allocated earnings/losses from investments in proprietary investment partnerships and other managed investments and gains and losses on mark-to-market investment securities received in connection with capital raising activities. The decrease in net investment income from $3.4 million in 2006 to a loss of $4.5 million in 2007 was primarily due to impairment charges and losses on our long term investment portfolio of $9.3 million recorded during 2007. Impairment losses of $8.3 million in our merchant banking and long term investments related primarily to investments in equity securities of companies impacted by the then current dislocation in the credit markets.

Net interest income from non-brokerage activities increased 72.9% from $10.9 million in 2006 to $20.4 million in 2007. This increase was primarily attributable to our investment of the proceeds received from our July 2006 private offering in short-term liquid investments.

Other revenues decreased 66.7% from $3.9 million in 2006 to $1.3 million in 2007 primarily due to a decrease in dividends on trading positions.

Expenses

Total non-interest expenses increased 20.4% from $377.2 million in 2006 to $454.3 million in 2007. This increase was caused by the changes in non-interest expenses described below.

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

The total income tax provision changed from a $3.3 million tax benefit in 2006 to a $20.0 million tax provision in 2007 due to increased pre-tax income. Our effective tax rate was 79.3% in 2007 as compared to 24.9% in 2006. The disparity between the effective tax rates was due primarily to the discrete period reporting of the tax effects of restricted stock vesting as required under SFAS 123R as restricted stock awards vested at share prices lower than original grant date prices. Without these and other discrete items, our effective income tax rate would have been 48.7% and 32.6%, respectively, for the years ended December 31, 2007 and 2006.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing funding for investments, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of proceeds from sales of securities, internally generated funds, dividends on equity securities, equity capital contributions, and credit provided by repurchase agreement counterparties, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances (i.e., available liquid capital not invested in our operating businesses), internally generated funds, borrowing capacity through margin accounts and under repurchase agreements and corporate lines of credit, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of December 31, 2008, our cash and cash equivalents totaled $207.8 million representing a net decrease of $175.8 million for the year ended December 31, 2008. The decrease is attributable to $479.7 million of cash used in investing activities offset by $382.9 million of cash provided by financing activities which primarily represents our net cash invested and realized losses on the sale of MBS and the repurchase of shares of our common stock. Cash used in operating activities of $78.9 million includes cash operating losses of $65.5 million and $13.4 million of net changes in operating assets and liabilities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $78.9 million during 2008, compares to $73.7 million of cash provided by operating activities during 2007. This decrease in operating cash flows reflects the effects of the decrease in capital raising revenues during 2008 as compared to 2007 and the related decrease in accrued compensation and benefits associated with variable compensation. During the third quarter of 2008, our convertible securities business within our capital markets segment commenced trading convertible and equity-linked securities. The initial infusion of capital into this trading securities activity during the year contributed to the cash used in operating activities.

Net cash used in investing activities of $479.7 million during 2008 compares to net cash provided by investing activities of $356.9 million during 2007, reflecting the difference in investing activity during the periods. The activity during 2008 reflects the net purchase of MBS, which were partially financed with repurchase agreement borrowings, while the 2007 activity reflects the net sale of MBS and other investment securities.

Similarly, the primary difference between the net cash provided by financing activities of $382.9 million during 2008, as compared to net cash used in financing activities of $198.5 million during 2007, relates to the partial financing of the MBS discussed above, as compared to sales of MBS and repayment of related repurchase agreement financings during 2007. Also, during 2008, we repurchased 6.7 million shares of our common stock for $33.9 million, or an average price of $5.02.

Subsequent to December 31, 2008, we sold the $454.3 million of MBS held at December 31, 2008 and retired the repurchase agreement borrowings used to finance these securities (see discussion below under “Assets”).

As of December 31, 2007, our cash and cash equivalents were $383.6 million representing a net increase in the balance of $232.1 million for the year ended December 31, 2007. The increase was attributable to $356.9 million of cash provided by investing activities and cash provided by operating activities of $73.7 million, offset by cash used in financing activities of $198.5 million.

The Company’s operating activities generated net cash inflows for the year ended December 31, 2007 of $73.7 million. Our cash inflows from operating activities reflected the impact of the increase in capital raising revenues and the resulting increase in accrued variable compensation as of December 31, 2007 due to increased investment banking transactions during the year ended December 31, 2007 as compared to 2006.

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

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $207.8 million at December 31, 2008) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of December 31, 2008 and 2007, our liabilities totaled $496.6 million and $102.0 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 1.6 to 1 and 0.2 to 1, respectively. The increase in our total assets and liabilities as of December 31, 2008 reflects the effect of our purchases during 2008 of MBS partially financed by repurchase agreement borrowings. As of December 31, 2008, we had $416.0 million of outstanding borrowings under repurchase agreement obligations with a weighted average interest rate of 0.65% and a weighted average remaining term to maturity of 26 days.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2008, we had $246.1 million of available liquid capital. We believe this liquid capital, a portion of which is allocated specifically to our leveraged investments in MBS, provides us with sufficient short-term liquidity and that the amount of our overall leverage is within our targeted range.

Subsequent to December 31, 2008, we sold our remaining leveraged MBS included in the above available liquid capital balance and retired the repurchase agreement borrowings used to finance these securities (see discussion below under “Assets”). We do not intend to use our available liquid capital to purchase additional MBS.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreement declines and such lender demands additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Margin calls on repurchase agreements related to mortgage-backed securities primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. We did not have any margin calls on our repurchase agreements that we were not able to satisfy with cash.

Assets

As of December 31, 2008, our principal assets consist of cash and cash equivalents, receivables, MBS, securities held for trading purposes and long-term investments.

As of December 31, 2008 and 2007, liquid assets consisted primarily of cash and cash equivalents of $207.8 million and $383.6 million, respectively.

The increase in our total assets to $800.4 million as of December 31, 2008 compared to $608.7 million as of December 31, 2007, is primarily the result of our decision during 2008 to invest a portion of our liquid capital in a leveraged portfolio of MBS with a fair value of $454.3 million at December 31, 2008. We originally deployed capital into these investments based on our available liquidity and our assessment of our ability and intent to hold these securities to withstand interim market value fluctuations due to market and interest rate risks. We have continually assessed our leverage and liquidity risk relevant to our ability and intent to hold these securities. However, based on the unprecedented severity of market conditions during the fourth quarter of 2008 related to the liquidity and value of these assets, including conditions related to the available financing, we determined that the risks to us associated with continuing to hold these investments exceeded the potential benefits. As such, in December 2008, we initiated sales of MBS that reduced our exposure, which resulted in realized losses of $21.9 million. In addition, as a result of our change in intent, we recognized other-than-temporary impairment losses of $11.2 million relating to MBS held as of December 31, 2008. Subsequent to year end, in the first quarter of 2009, we sold our remaining MBS positions and retired the repurchase agreements financing these positions resulting in additional losses of $1.5 million in the first quarter of 2009.

As of December 31, 2008, our long-term investments primarily consist of investments in marketable equity and non-public equity securities, mutual funds and managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

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

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2008, FBR & Co. had total regulatory net capital of $48.9 million, which exceeded its required net capital of $6.1 million by $42.8 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

On October 6, 2008, our Board of Director’s approved an increase in the number of shares of our common stock that we are authorized to repurchase to 10,167,431 shares. During the year ended December 31, 2008, we repurchased a total of 6,748,546 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A-Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Minimum rental commitments(1)	3,088	2,960	2,791	2,421	2,413	8,323	21,996
Related party commitments(2)	7,682	7,841	7,776	7,601	7,657	7,961	46,518
Capital commitments and other(3)	—	—	—	—	—	—	—

Total Contractual Obligations	$10,770	$10,801	$10,567	$10,022	$10,070	$16,284	$68,514

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases.
(2)	These commitments include annual payments on multiple facilities leased by FBR Group that are maintained by the Company.
(3)	The table above excludes $0.7 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include reserves for income taxes of $1.3 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

We also have short term repurchase agreement liabilities of $416.0 million as of December 31, 2008. As noted above these liabilities were retired in the first quarter of 2009. Also, see Note 7 to the financial statements for further information.

Quantitative and Qualitative Disclosures about Market Risk

Overall Risk Management

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

Market Risk

Market risk is the risk that a change in the level of one or more market prices, rates, indices, or other market factors, such as market liquidity, will result in losses for a position or portfolio. Our activities as an underwriter, market maker and principal investor, as well as our activities as a financial intermediary in customer trading transactions, expose us to market risk.

Equity Price Risk. Equity price risk represents the potential loss in value of a position or portfolio due to adverse changes in the level or volatility of equity prices. We believe that our primary market risk exposure is to equity price changes and the resulting impact on securities held as a result of our daily trading activities and our principal investments. We generally attempt to limit exposure to equity price risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker. We also seek to manage these risks by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities, principally through short sale transactions.

While it is impossible to exactly project which factors may affect the prices of equity and equity-linked securities and how much the effect might be, the impact of a ten-percent increase and a ten-percent decrease in the prices of the securities held, as well as sold but not yet purchased, by our company would be as follows (dollars in thousands):

	As of December 31, 2008	With 10% Increase in Prices	With 10% Decrease in Prices
Convertible and fixed income debt securities	$14,035	$14,751	$13,319
Marketable and non-public equity securities	3,919	4,311	3,527

Total trading account securities	17,954	19,062	16,846

Securities sold but not yet purchased	(8,325)	(9,158)	(7,493)

Trading account securities, net of securities sold but not yet purchased	$9,629	$9,904	$9,354

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

Interest Rate Risk. Interest rate risk represents the potential loss in value of a position or portfolio from adverse changes in market interest rates and credit spreads. We currently have limited exposure to interest rate risk, but in the event we engage in future principal investing, underwriting, trading or market making activity in fixed income securities, we will be exposed to the risk that potential changes in an issuer’s credit rating or credit perception could affect the value of its financial instruments. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives such as credit default swaps. Credit risk resulting from default on counterparty obligations is discussed in the “Credit Risk” section.

We have invested a portion of our excess liquidity in floating-rate agency mortgage-backed securities and have financed those investments in part with repurchase agreements. As of December 31, 2008, we held floating-rate agency mortgage-backed securities (collateralized mortgage obligations, for which the principal and interest payments on the underlying securities are guaranteed by a U.S. government-sponsored entity) with a fair value of $454.3 million that was financed by cash and $416.0 million of repurchase agreement borrowings. These floating-rate agency-backed collateralized mortgage obligations have coupon rates that are indexed to LIBOR and reset on a monthly basis. Similarly, the rates on our repurchase agreement borrowings are indexed to LIBOR and reset monthly. As noted above (see “Liquidity and Capital Resources—Assets”), in the first quarter of 2009, we sold the $454.3 million of MBS held as of December 31, 2008, retired the repurchase agreements financing these positions and do not intend to purchase additional MBS. In addition to our available liquid capital, the value of our direct investments in other companies may be affected by significant changes in interest rates. For example, certain of the companies in our merchant banking portfolio and in the portfolios of hedge, venture and mutual funds in which we invest are exposed to interest rate risk. Additionally, changes in interest rates often affect market prices of equity securities. It is not feasible for us to quantify the potential impact that interest rate changes would have on the equity price or the future dividend payments by any of these companies.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2008 and 2007, we have recorded no liabilities with regard to this right. During the year ended December 31, 2008 and 2007, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $3.8 million of liabilities as of December 31, 2008, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

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

Long-Term Investments

We account for our long-term investments in marketable equity securities and MBS that are held in non-broker dealer entities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale” or “trading,” and investments in equity securities be designated as either

“available-for-sale” or “trading.” All of our long-term marketable equity securities and MBS are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income or loss, a component of shareholders’ equity. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

We evaluate available-for-sale securities and securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. The value of our long term investments in non-public securities can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions of the Company and consideration of the liquidity and size of the Company’s position. In evaluating these investments for other than temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings (as opposed to through other comprehensive income in the case of marketable equity securities, as such temporary changes in fair value would be).

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

As of December 31, 2008, we held $455.1 million of long-term investments accounted for under SFAS 115 and $27.9 million of non-public equity securities held in non-broker dealer entities. Subsequent to December 31, 2008, we sold the $454.3 million of leveraged MBS held at December 31, 2008 (see discussion in “Liquidity and Capital Resources—Assets”) and do not intend to purchase additional MBS.

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. Our 2008 tax benefit reflects a full valuation allowance on tax benefits attributable to losses that are not realizable through loss carry-backs. At December 31, 2008, our net deferred tax assets totaled approximately $76.7 million offset by a full valuation allowance.

Intangible Assets

We account for our intangible assets consisting primarily of acquired mutual fund management contracts (see Note 6 to our consolidated financial statements) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the values of the acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. The net value of these intangible assets was $8.9 million as of December 31, 2008. As of December 31, 2008, there were no significant indicators of impairment relating to the mutual fund management contracts underlying this value.

Valuation of Private and Restricted Public Company Investments

The private investment funds that we manage record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately-and publicly-held companies. The disposition of these investments may be restricted due to the lack of a ready market

(in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold. Our total investment in these private investment funds totaled $4.2 million as of December 31, 2008. Prospectively, this investment value will be adjusted to reflect our proportionate share of the funds’ income or loss, including realized and unrealized gains and losses on the funds’ underlying investments.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. Adoption of SFAS 141(R) will not impact our financial condition or operating results, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. Adoption of SFAS 160 will not impact our financial condition or operating results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early application is permitted. Because SFAS 161 impacts our disclosure and not its accounting treatment for derivative instruments and related hedged items, our adoption of SFAS 161 will not impact our financial condition or operating results.

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

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS140-3”). FSP FAS 140-3 provides guidance on whether a transfer of a financial asset and a repurchase agreement financing entered into with the same counterparty should be accounted for as separate transactions. FSP FAS 140-3 requires that such transactions be considered part of the same arrangement (i.e., a linked transaction) under FASB Statement 140, unless certain criteria are met. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of FSP FAS 140-3 will not impact our financial condition or operating results.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. Adoption of FSP FAS 142-3 will not impact on financial condition or operating results, but may have an effect on accounting for future transactions.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Earlier application is not permitted. We do not anticipate that the adoption of FSP EITF No. 03-6-1 will have a material impact on our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 did not impact our financial condition or operating results.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.(1)

4.3	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.4	Governance Agreement, dated as of July 20, 2006, among Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.5	Voting Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.1	2006 Long-Term Incentive Plan.(1)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

10.4	Contribution Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Corporate Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.6	Services Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.7	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.8	Trademark License Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.9	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

Exhibit Number	Description
10.10	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.11	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.12	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.13	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.14	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.(2)†

10.15	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.16	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the Registrant and Friedman, Billings Ramsey Group. Inc.(2)

10.17	Form of Amendment No. 1 to FBR Capital Markets Corporation 2006 Long-Term Incentive Plan.(4)†

10.18	Description of the Registrant’s 2008 Incentive Compensation Program.(5)†

10.19	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(6)†

10.20	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(6)†

10.21	Form of Amendment to Original 2008 Performance RSU Award Agreement.(7)†

10.22	Form of August 2008 Performance RSU Award Agreement.(7)†

10.23	Form of Stock Option Agreement.(7)†

10.24	Form of Restrictive Covenant Agreement.(7)†

10.25	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(8)†

10.26	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(8)†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on this signature page to this report on Form 10-K and incorporated by reference herein).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.

(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Previously filed as Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, which was filed with the SEC on November 20, 2007, and incorporated by reference herein.
(5)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR CAPITAL MARKETS CORPORATION

Date: March 16, 2009	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints RICHARD J. HENDRIX and BRADLEY J. WRIGHT and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and any other documents in connection therewith, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ RICHARD J. HENDRIX RICHARD J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 16, 2009

/S/ BRADLEY J. WRIGHT BRADLEY J. WRIGHT	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2009

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 16, 2009

/S/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman and Director	March 16 2009

/S/ ANDREW M. ALPER ANDREW M. ALPER	Director	March 16, 2009

/S/ RICHARD M. DEMARTINI RICHARD M. DEMARTINI	Director	March 16, 2009

/S/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	March 16, 2009

SIGNATURE	TITLE	DATE
/S/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	March 16, 2009

/S/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	March 16, 2009

/S/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	March 16, 2009

/S/ JOHN T. WALL JOHN T. WALL	Director	March 16, 2009

FBR CAPITAL MARKETS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FBR Capital Markets Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR Capital Markets Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 16, 2009

FBR CAPITAL MARKETS CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$207,801	$383,558
Receivables:
Investment banking	2,196	3,717
Asset management fees	1,091	1,991
Due from affiliates	3,208	7,306
Other	25,615	17,909
Investments:
Mortgage-backed securities, at fair value	454,339	—
Long-term investments, at fair value	750	20,370
Trading account securities, at fair value	17,954	19,057
Other long-term investments	40,424	63,706
Derivative assets, at fair value	264	—
Intangible assets, net	8,943	9,837
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	24,442	29,092
Prepaid expenses and other assets	13,342	52,189

Total assets	$800,369	$608,732

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$8,325	$206
Repurchase agreements	416,037	—
Accrued compensation and benefits	43,919	45,432
Accounts payable, accrued expenses and other liabilities	25,352	48,778
Due to affiliates	—	64
Due to clearing broker	3,009	7,512

Total liabilities	496,642	101,992

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 59,791,914 and 66,002,838 shares issued and outstanding, respectively	60	66
Additional paid-in capital	396,059	412,805
Restricted stock units	9,309	—
Accumulated other comprehensive (loss) income, net of taxes	(218)	622
(Accumulated deficit) retained earnings	(101,483)	93,247

Total shareholders’ equity	303,727	506,740

Total liabilities and shareholders’ equity	$800,369	$608,732

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Investment banking:
Capital raising	$76,377	$289,545	$190,576
Advisory	20,573	34,063	24,148
Institutional brokerage:
Principal transactions	20,261	10,152	5,814
Agency Commissions	118,314	104,633	100,855
Mortgage trading interest income	—	—	51,148
Mortgage trading net investment loss	—	—	(3,298)
Asset management:
Base management fees	15,335	23,549	19,871
Incentive allocations and fees	—	401	1,327
Net investment (loss) income	(81,335)	(4,497)	3,372
Interest income	23,382	25,760	20,934
Other	1,458	1,290	3,892

Total revenues	194,365	484,896	418,639
Interest expense	12,457	5,337	54,543

Revenues, net of interest expense	181,908	479,559	364,096

Non-Interest Expenses:
Compensation and benefits	227,114	287,752	225,712
Professional services	34,895	45,303	43,712
Business development	30,057	37,356	33,772
Clearing and brokerage fees	14,010	12,373	11,715
Occupancy and equipment	33,244	33,197	30,039
Communications	24,183	22,434	20,039
Other operating expenses	16,625	15,868	12,219

Total non-interest expenses	380,128	454,283	377,208

(Loss) income before income taxes	(198,220)	25,276	(13,112)
Income tax (benefit) provision	(3,490)	20,032	(3,271)

Net (loss) income	$(194,730)	$5,244	$(9,841)

Basic and diluted (loss) earnings per share	$(3.09)	$0.08	$(0.18)

Basic weighted average shares outstanding	63,055,707	64,122,797	54,136,986

Diluted weighted average shares outstanding	63,055,707	64,187,264	54,136,986

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
Balances at December 31, 2005	46,000,000	$46	$130,458	$—	$620	$117,844	$248,968

Net loss	—	—	—	—	—	(9,841)	(9,841)	$(9,841)
Contribution from FBR TRS Holdings, Inc.	—	—	3,899	—	—	—	3,899
Distributions to FBR TRS Holdings, Inc.	—	—	—	—	—	(20,000)	(20,000)
Issuance of common stock in private equity offerings	18,000,000	18	259,720	—	—	—	259,738
Stock compensation expense for options granted to purchase common stock	—	—	1,701	—	—	—	1,701
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	(77)	—	(77)	(77)

Comprehensive loss								$(9,918)

Balances at December 31, 2006	64,000,000	$64	$395,778	$—	$543	$88,003	$484,388

Net income	—	—	—	—	—	5,244	5,244	$5,244
Contribution from FBR TRS Holdings, Inc.	—	—	3,425	—	—	—	3,425
Issuance of common stock	3,002,838	3	19,286	—	—	—	19,289
Repurchase of common stock	(1,000,000)	(1)	(13,017)	—	—	—	(13,018)
Stock compensation expense for options granted to purchase common stock	—	—	7,333	—	—	—	7,333
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	79	—	79	79

Comprehensive income								$5,323

Balances at December 31, 2007	66,002,838	$66	$412,805	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(194,730)	(194,730)	$(194,730)
Reimbursement to affiliates.	—	—	(183)	—	—	—	(183)
Issuance of common stock	537,622	1	11,453	—	—	—	11,454
Repurchase of common stock	(6,748,546)	(7)	(33,893)	—	—	—	(33,900)
Stock compensation expense for options granted to purchase common stock	—	—	5,877	—	—	—	5,877
Issuance of restricted stock units	—	—	—	9,309	—	—	9,309
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	(840)	—	(840)	(840)

Comprehensive loss								$(195,570)

Balances at December 31, 2008	59,791,914	$60	$396,059	$9,309	$(218)	$(101,483)	$303,727

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(194,730)	$5,244	$(9,841)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	10,814	10,531	8,872
Income tax provision (benefit)—deferred	17,698	(6,997)	(2,223)
Net investment loss (income) from long-term securities.	81,335	3,703	(2,112)
Stock-based compensation	18,953	12,442	1,701
Other	451	169	316
Changes in operating assets
Receivables
Clearing broker	—	28,692	42,235
Affiliates	3,493	(6,974)	2,039
Investment banking	(6,237)	8,274	(619)
Asset management fees	885	206	(152)
Interest, dividends and other	(7,607)	9,508	(20,574)
Trading account securities, at fair value	(10,067)	(5,053)	984,427
Reverse repurchase agreements related to broker-dealer activities	—	—	147,919
Prepaid expenses and other assets	2,502	(4,129)	(7,975)
Changes in operating liabilities
Securities sold but not yet purchased, at fair value	8,118	4	(150,345)
Repurchase agreements related to broker-dealer activities	—	—	(929,363)
Accounts payable, accrued expenses and other liabilities	(5,288)	(718)	(5,328)
Accrued compensation and benefits	4,785	11,330	(29,782)
Due to clearing broker	(3,988)	7,512	—

Net cash (used in) provided by operating activities	(78,883)	73,744	29,195

Cash flows from investing activities
Purchases of mortgage-backed securities	(899,953)	(565,076)	(420,501)
Receipt of principal payments on mortgage-backed securities	54,380	17,961	5,629
Proceeds from sales of mortgage-backed securities	360,930	963,754	—
Repayments by FBR Group	—	—	8,417
Purchases of long-term investments	(6,748)	(75,296)	(6,107)
Proceeds from sales of investment securities	16,894	22,826	35,189
Purchases of furniture, equipment, software, and leasehold improvements	(4,780)	(6,256)	(3,758)
Proceeds from disposals of furniture, equipment, software, and leasehold improvements	—	—	683
Proceeds from reverse repurchase agreements, net	—	—	135,906
Acquisition of net assets	(461)	(1,000)	—

Net cash (used in) provided by investing activities	(479,738)	356,913	(244,542)

Cash flows from financing activities
Contributions from Parent company	—	3,425	4,017
Distributions to Parent company	—	—	(13,993)
Decrease in due to affiliates, net	(64)	(4,097)	(23,572)
Proceeds from (repayment of) repurchase agreements, net	416,037	(189,153)	189,156
Repayment of commercial paper, net	—	—	(136,016)
Repurchases of common stock	(33,900)	(13,017)	—
Repayments of short term borrowings	—	—	(75,000)
Proceeds from issuance of common stock	791	4,326	259,738

Net cash provided by (used in) financing activities	382,864	(198,516)	204,330

Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(175,757)	232,141	(11,017)
Cash and cash equivalents, beginning of period	383,558	151,417	162,434

Cash and cash equivalents, end of period	$207,801	$383,558	$151,417

Supplemental cash flows disclosures
Income tax payments	$563	$38,647	$7,828
Interest payments	12,384	4,734	53,036
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$5,000	$—	$—
Securities distributed to FBR Group, Inc. and FBR TRS Holdings, Inc.	—	—	6,007
Net assets contributed by FBR Group, Inc. and FBR TRS Holdings, Inc.	—	—	231,407

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR Capital Markets Corporation (the “Company”), a Virginia corporation, is a holding Company of which the principal operating companies are Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co”), Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), FBR Investment Management, Inc. (“FBRIM”), FBR Fund Advisers, Inc. (“FBRFA”), and FBR Investment Services, Inc. (“FBRIS”). The Company is a majority-owned subsidiary of FBR TRS Holdings, Inc. (“FBR TRS Holdings”), which is a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”). The Company is a consolidated subsidiary of FBR Group.

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

FBR & Co. is an SEC-registered broker-dealer and member of Financial Institutions Regulatory Authority (“FINRA”). FBR & Co. acts as an introducing broker and forwards all transactions to clearing brokers on a fully disclosed basis. FBR & Co. does not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s capital raising and advisory activities were concentrated primarily on financial services, real estate, energy, and technology companies.

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

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the financial services, real estate, technology, energy, consumer and diversified industries sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking and fees from asset management, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year-to-year.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2008, 2007 and 2006 investment banking revenue accounted for 53.3%, 67.5% and 59.0%, respectively, of the Company’s revenues, net of interest expense. For the year ended December 31, 2008, revenues net of interest expense, includes a net investment loss of $81,335. This net investment loss has a significant impact on the comparability of the 2008 percentage to prior years.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and FBR & Co., FBRIL, FBRIM, FBRFA, and FBRIS, as well as Arlington Funding, LLC (Arlington Funding), a variable interest entity, of which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2008 and 2007, approximately 86% and 87%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Long-term investments in marketable equity securities and mortgage-backed securities that are held in non-broker-dealer entities are classified as either available-for-sale or trading investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity

Securities” (“SFAS 115”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

The Company evaluates available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. The value of our long term investments in non-public securities can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions of the Company and consideration of the liquidity and size of the Company’s position. In evaluating these investments for other than temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income (loss) in the statement of operations.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

Investments in proprietary investment funds, including hedge, private equity and venture funds, in which the Company is the general partner or has a significant limited partner interest or is the managing member or manager, are accounted for using the equity method and the Company’s proportionate share of income or loss (including realized and unrealized gains and losses) is reflected in net investment income in the statements of operations.

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

In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. These instruments are accounted for as derivatives with changes in fair value recorded to net investment income in the statement of operations under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”), and the balance is included in long-term investments in the balance sheet. Similarly, the Company may receive and hold shares of the issuing companies.

For restricted warrants and shares, including private company warrants and shares, these investments by their nature, have limited or no price transparency. Adjustments to carrying value may be based on third-party transactions evidencing a change in value and output from the Company’s valuation models and estimates of fair value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

Fair Value of Financial Instruments

The Company adopted Statement SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs—Unobservable inputs for the asset or liability, including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities, which are guaranteed by Fannie Mae, are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

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

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS 133. These derivatives are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations, which are model-based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other—Cash and cash equivalents, interest receivable, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$207,801	$207,801	$383,558	$383,558
Non-interest bearing receivables	32,110	32,110	30,923	30,923
Mortgage-backed securities, at fair value	454,339	454,339	—	—
Long-term investments, at fair value	750	750	20,370	20,370
Other long-term investments	40,424	40,424	63,706	63,706
Trading account securities, at fair value	17,954	17,954	19,057	19,057
Financial liabilities
Securities sold but not yet purchased, at fair value	8,325	8,325	206	206
Repurchase agreements	416,037	416,037	—	—

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

Intangible Assets

The Company accounts for its intangible assets consisting of acquired mutual fund management contracts in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the values of the acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

Furniture, Equipment, Software and Leasehold Improvements

Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful lives of three to five years.

Repurchase Agreements

Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government agency securities.

Investment Banking Revenues

Capital raising revenues represent fees earned from private placements and from public offerings of securities in which the Company acts as placement agent or underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the private placement or underwriting is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Institutional Brokerage Agency and Principal Revenues

Agency commissions consist of commissions earned from executing the trade of stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses from equity and equity-linked security transactions. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

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

Compensation

A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units and are reviewed and evaluated on a quarterly basis.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Pursuant to SFAS 123R, expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture of awards on the date of grant.

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

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,056	63,056	64,123	64,123	54,137	54,137
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	64	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,056	63,056	64,123	64,187	54,137	54,137

Net (loss) earnings applicable to common stock	$(194,730)	$(194,730)	$5,244	$5,244	$(9,841)	$(9,841)

(Loss) earnings per common share	$(3.09)	$(3.09)	$0.08	$0.08	$(0.18)	$(0.18)

For the year ended December 31, 2006, the weighted average share calculation assumes that the issuance of 46,000,000 shares of common stock to FBR TRS Holdings in July 2006 was outstanding since the beginning of the period and the effect of 18,000,000 shares of common stock that were sold in a private offering in July 2006 (see Note 12).

The following table present the number of antidilutive stock options, unvested restricted stock and RSUs for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Number of antidilutive stock options, unvested restricted stock, and RSUs, end of period (in thousands)	16,220	8,912	5,976

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. Adoption of SFAS 141(R) will not impact the Company’s financial condition or operating results, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. Adoption of SFAS 160 will not impact the Company’s financial condition or operating results.

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

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS140-3”). FSP FAS 140-3 provides guidance on whether a transfer of a financial asset and a repurchase agreement financing entered into with the same counterparty should be accounted for as separate transactions. FSP FAS 140-3 requires that such transactions be considered part of the same arrangement (i.e., a linked transaction) under FASB Statement 140, unless certain criteria are met. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of FSP FAS 140-3 will not impact its financial condition or operating results.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. Adoption of FSP FAS 142-3 will not impact the Company’s financial condition or operating results, but may have an effect on accounting for future transactions.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Earlier application is not permitted. The Company does not anticipate that the adoption of FSP EITF No. 03-6-1 will have a material impact on its consolidated financial statements.

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

Note 3. Related-Party Transactions:

The Company is a member of an operating group of affiliates that may provide or receive services to and from each other. In July 2006, the Company entered into various inter-company and other contractual arrangements with FBR Group and Crestview Partners, a New York-based private equity firm (“Crestview”), including a services agreement, a management services agreement, and other related party contractual arrangements.

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

During the years ended December 31, 2008, 2007 and 2006, the Company decreased its other operating expenses by $2,134, $5,636 and $10,295, respectively, representing overhead costs allocated to affiliates. In addition, FBR Group allocated $-0-, $-0- and $3,782, respectively, of costs to the Company associated with corporate governance overhead costs for the years ended December 31, 2008, 2007 and 2006.

Management Services Agreement

Under a management services agreement with FBR Group, which was terminated effective January 1, 2008, FBR Group allocated to the Company certain costs relating to executive compensation during the years ended December 31, 2007 and 2006. Upon termination of this agreement, compensation and benefits expense and other costs associated with the Company’s executive management team are borne directly by the Company. Executive compensation costs allocated to the Company during 2007 totaled 8% of the Company’s consolidated pre-tax earnings before deducting the amount payable to FBR Group, plus a $1,500 flat fee grossed up for tax purposes and certain employee benefit expenses. For the year ended December 31, 2006, the Company paid FBR Group an annual amount equal to 8.0% of the Company’s consolidated pre-tax earnings, plus an additional amount equal to

3.0% of the pre-tax earnings of the Company’s investment banking unit, in each case before deducting the amount payable to FBR Group.

During the years ended December 31, 2008, 2007 and 2006, the Company was allocated $-0-, $4,089 and $-0-, respectively, in compensation and benefits expense related to executive compensation for officers of FBR Group.

Corporate Agreement

Under the corporate agreement with FBR Group, FBR Group has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arise out of actions or events that occurred prior to the contribution. During the years ended December 31, 2008, 2007 and 2006, FBR Group (recovered)/incurred costs of $(183), $3,425, and $4,136, respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) FBR Group through its wholly-owned subsidiary, FBR TRS Holdings.

Professional Services Agreement

Under a professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. These options were issued with an exercise price of $5.30 per share and had an aggregate fair value at the date of grant of $1,180.

Receivables and Payables

The Company had a revolving credit agreement with FBR Group for a loan amount of up to $200,000. FBR Group could borrow funds from the Company under this credit agreement to provide for its working capital needs. The loan was terminated in March 2008 and there were no advances made to FBR Group during 2008 and 2007 under this agreement. During the year ended December 31, 2006, the Company recorded interest revenue of $1,208 related to this agreement. The Company also had a subordinated revolving loan agreement with FBR Group (see Note 7).

In addition, from time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of FBR Group to be used for general operating purposes and are settled in cash on a regular basis.

Receivable from affiliates consisted of the following as of the specified dates:

	December 31, 2008	December 31, 2007
Receivable from wholly-owned subsidiaries of FBR TRS Holdings	$—	$3,219
Receivable from other affiliates	3,208	4,087

	$3,208	$7,306

As of December 31, 2008 and 2007, the Company had $-0- and $64, respectively, that was due to wholly-owned subsidiaries of FBR Group.

Capital Markets Activity

In June 2007, FBR TRS Holdings sold 12,666,951 shares of the Company’s common stock as part of the Company’s initial public offering. The Company’s broker-dealer subsidiary, FBR & Co., acted as co-lead underwriter of this sale by FBR TRS Holdings and other shareholders and generated investment banking revenues of $7,040 during the year ended December 31, 2007. As of December 31, 2008, FBR TRS Holdings owned 57.3% of the Company’s outstanding common stock.

During 2006, an affiliate of the Company issued an asset-backed security representing its residual interest in a securitization trust. The Company acted as lead-manager and underwriter on the transaction and recorded $398 in underwriting revenue on its statements of operations.

Distributions and Contributions

During the year ended December 31, 2006, the Company distributed cash and equity securities valued at $20,000 to FBR TRS Holdings in conjunction with its contributions to the Company (see Note 1) and the private equity offering described in Note 12.

Note 4. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under SFAS 157 as of December 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair value on a Recurring Basis

	December 31, 2008	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency mortgage-backed securities	$454,339	$—	$454,339	$—

Long-term investments, at fair value:
Marketable equity securities	$750	$750	$—	$—

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$3,919	$976	$—	$2,943
Convertible and fixed income debt securities	14,035	—	13,771	264
Marketable equity securities sold but not yet purchased	(8,325)	(8,325)	—	—

Total	$9,629	$(7,349)	$13,771	$3,207

Derivative instruments, at fair value:
Assets	$264	—	$264	—
Liabilities	(56)	—	(56)	—

Total	$208	$—	$208	$—

As of December 31, 2008, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $3,207, or 0.4% of the Company’s total assets at that date.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the year ended December 31, 2008. As of December 31, 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total net losses (realized/unrealized)
Included in earnings	(1,367)	(4,003)	(5,370)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,779)	(11,357)	(13,136)

Ending balance, December 31, 2008	$—	$3,207	$3,207

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(2,274)	$(2,274)

There were no transfers of securities in to, or out of, Level 3 financial assets during the year ended December 31, 2008.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the year ended December 31, 2008, are reported in the following line descriptions on the Company’s statement of operations:

	Net investment (loss) income	Principal transactions
Total losses included in earnings (or changes in net assets) for the period	$(1,367)	$(4,003)

Change in unrealized gains or losses relating to assets still held at December 31, 2008	$—	$(2,274)

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

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in the period indicated:

	December 31, 2008	Level 1	Level 2	Level 3	Year Ended December 31, 2008
					Gains (Losses)
Non-public equity securities	$27,919	$—	$—	$27,919	$(40,016)

Mortgage-Backed Securities and Long-term Investments, at Fair Value

Mortgage-backed securities and long-term investments, at fair value, consisted of the following as of the dates indicated:

	December 31, 2008	December 31, 2007
Mortgage-backed securities, at fair value:
Fannie Mae(1)	$454,339	$—

Long-term investments, at fair value:
Marketable equity securities	$750	$12,627
Investment securities—marked-to-market	—	7,743

Total	$750	$20,370

(1)	As of December 31, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating-rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae. The weighted average coupon of these securities was 1.34% as of December 31, 2008.

As of December 31, 2008, the Company had investments in agency mortgage-backed and marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with SFAS No. 115 these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2008
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Agency mortgage-backed securities	$454,339	$—	$—	$454,339
Marketable equity securities	968	—	(218)	750

	$455,307	$—	$(218)	$455,089

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2007
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$11,609	1,020	(2)	$12,627

(1)	Duration of unrealized losses is less than 12 months

As of December 31, 2008, $454,339 (representing fair value) of the mortgage-backed securities position was pledged as collateral for repurchase agreement borrowings (see Note 7).

During the year ended December 31, 2008, the Company invested a portion of its excess liquid capital in agency mortgage-backed securities. The Company originally deployed this capital into these investments based on its available liquidity and its assessment of its ability and intent to hold these securities to withstand interim market value fluctuations due to market and interest rate risks. The Company has continually assessed its leverage and liquidity risk relevant to its ability and intent to hold these securities. However, based on the unprecedented severity of market conditions during the fourth quarter of 2008 related to the liquidity and value of these assets, including conditions related to the available financing the Company determined that the risks to it associated with continuing to hold these investments exceeded the potential benefits. As such, in December 2008, the Company sold mortgage-backed securities to reduce its exposure. Accordingly, in evaluating the Company’s investments in mortgage-backed securities for other-than-temporary impairments as of December 31, 2008, as a result of its change in intent, the Company recognized other-than-temporary impairment losses of $11,174 relating to mortgage-backed securities held as of December 31, 2008. See Note 16 regarding mortgage-backed securities sold and repurchase agreements retired subsequent to December 31, 2008.

During 2008, the Company received $360,930 from sales of mortgage-backed securities resulting in gross losses of $(21,853). During 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $(2), respectively. During 2006, the company did not sell any mortgage-backed securities.

The Company also evaluated its portfolio of marketable equity securities for impairment. For the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and duration of the impairments. The Company evaluated the near-term prospects for the investments in an unrealized loss position in relation to the severity and duration of the impairments. During the year ended December 31, 2008, the Company recorded $1,537 of other-than-temporary impairment losses relating to two marketable equity securities with a cost basis of $293 as of Decemberr 31, 2008. During the years ended December 31, 2007 and 2006, the Company recorded $358 and $-0-, respectively, of other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. Regarding one remaining marketable equity security in an unrealzied loss position as of December 31, 2008, based on its recovery in value subsequent to year end the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2008.

During the year ended December 31, 2008, the Company received $12,281 from sales of marketable equity securities, resulting in gross gains and losses of $911 and $239, respectively. During 2007, the Company received $11,130 from sales of marketable equity securities, resulting in gross gains of $2,030. During 2006, the Company did not sell any marketable equity securities.

Trading Securities and Securities Sold but Not Yet Purchased, at Fair Value

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

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	December 31, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$3,919	$8,325	$18,787	$154
Convertible and fixed income debt securities	14,035	—	270	52

	$17,954	$8,325	$19,057	$206

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	December 31, 2008	December 31, 2007
Non-public equity securities	$27,919	$46,748
Investment funds	12,505	16,958

	$40,424	$63,706

The Company evaluated its portfolio of non-public equity and debt securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded other-than-temporary impairment losses of $36,116, $7,951, and $-0- during the years ended December 31, 2008, 2007 and 2006, respectively, relating to investments in thirteen and three non-public equity securities, respectively. The carrying value of investments impaired, during the years ended December 31, 2008, totaled $27,919 subsequent to the recognition of these impairment losses. Also, based on its evaluations of its one non-public debt security, including consideration of the diminishment in the credit quality of the underlying issuer, the Company recorded an other-than-temporary impairment loss of $3,899 during the year ended December 31, 2008. Subsequent to the recognition of this impairment loss, this investment had a carrying value of $-0- as of December 31, 2008.

Investment Funds

The private investment funds, from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

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

The following table specifies the Company’s investments in investment funds:

	December 31,
	2008	2007
Mutual funds	$8,286	$10,945
Hedge funds	3,913	5,872
Private equity funds and other	306	141

	$12,505	$16,958

The following table summarizes certain financial information of these investment funds, including the Company’s minority investments in the investment funds.

	December 31,
	2008	2007	2006
Total assets	$1,133,194	$130,339	$192,014
Total liabilities	11,447	3,108	10,138
Total equity	1,121,747	127,231	181,876
Total revenue	20,753	2,947	3,310
Total expenses	22,628	2,967	3,153
Realized gains	72,068	3,802	422
Unrealized gains (losses)	(616,564)	3,158	9,426
Net income (losses)	(546,371)	6,490	10,005
FBR Capital Markets Corporation’s share of total equity	12,505	16,958	11,474
FBR Capital Market Corporation’s share of net income-net investment income	(5,554)	1,928	805
FBR Capital Market Corporation’s share of net income-incentive allocations and fees	—	409	448

As of December 31, 2008 and 2007, the Company had receivables of $2,195 and $492, respectively, due from these affiliates.

Accumulated Other Comprehensive Income

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2008	2007	2006
Beginning balance	$622	$543	$620
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	(34,691)	79	(77)
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	33,851	—	—

Ending balance	$(218)	$622	$543

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2008	2007
Furniture and equipment	$21,983	$20,460
Software	14,496	13,341
Leasehold improvements	27,908	27,823

	64,387	61,624
Less: Accumulated depreciation and amortization	(39,945)	(32,532)

	$24,442	$29,092

For the years ended December 31, 2008, 2007 and 2006, depreciation expense was $9,320, $8,368 and $7,751, respectively.

Note 6. Intangible Assets:

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2008	December 31, 2007
Management contracts:
Cost	$18,465	$18,465
Accumulated amortization	(9,790)	(8,628)

Net	$8,675	$9,837

Acquired revenue contracts:
Cost	$600	$—
Accumulated amortization	(332)	—

Net	$268	$—

Total:
Cost	$19,065	$18,465
Accumulated amortization	(10,122)	(8,628)

Net	$8,943	$9,837

For the years ended December 31, 2008, 2007 and 2006, amortization expense recognized was $1,495, $1,163 and $1,214, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2009	1,431
2010	1,163
2011	1,163
2012	1,163
2013	1,163

During the years ended December 31, 2008, 2007 and 2006, the Company has not recorded any impairment charges relating to the acquired management contracts and acquired revenue contracts.

Note 7. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements with various financial institutions that have been used in conjunction with the Company’s investments in agency mortgage-backed securities. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of December 31, 2008:

Outstanding balance	$416,037
Interest payable	45
Fair value of assets pledged as collateral:
Agency mortgage-backed securities	454,339
Cash deposits	1,927
Weighted-average interest rate	0.65%
Weighted-average term to maturity	26 days

As of December 31, 2008, the amount at risk under repurchase agreements was not greater than 10% of stockholders’ equity for any one counterparty. As of December 31, 2007, there were no outstanding repurchase agreement borrowings. See Note 16 regarding mortgage-backed securities sold and repurchase agreement borrowings retired subsequent to December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, interest expense related to repurchase agreement borrowings totaled $12,428, $4,361, and $535, respectively.

Subordinated Loans

As of January 1, 2008, the Company had an unsecured revolving subordinated loan agreement with FBR Group with an available credit line of $500,000 and an expiration date of March 31, 2008. The Company did not make any borrowings under this agreement during 2008. The agreement expired on March 31, 2008 and was not renewed. Proceeds from these borrowings were allowable in computing net capital under the SEC’s Uniform Net Capital Rule. During the year ended, December 31, 2007, the Company incurred interest expense of $30 related to borrowings under this agreement. As of December 31, 2007, there were no outstanding balances under this line of credit. The Company did not make any borrowings under this agreement in 2006.

8. Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133.

The following table summarizes these derivative positions as of the dates indicated:

	December 31, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation:
Interest rate cap agreements(1)	$533,643	$264	$—	$—

(1)	Comprised of four interest rate caps which mature in 2013 with a weighted average strike rate of 6.1%.

In connection with its investments in agency mortgage-backed securities during the year ended December 31, 2008, the Company entered into five interest rate cap agreements in which the counterparties to these instruments are U.S. and international financial institutions. The Company assesses and monitors the counterparties’ non-performance and credit risk on a regular basis. During the current year, the Company designated these five interest rate cap agreements as fair value hedges of the Company’s exposure to a decrease in the fair values of its mortgage-backed securities attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate caps are recognized in earnings and the changes in fair value of the hedged items attributable to the hedged risk are adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. As a result of the sale of agency mortgage-backed securities during 2008 and its intent to sell the remaining securities, the Company sold one of the interest cap agreements realizing a loss of $136 and de-designated the remaining four positions recognizing an unrealized loss of $459, both of which are included in net investment loss in the statement of operations for the year ended December 31, 2008. The ineffective portion of these hedges was not material for the year ended December 31, 2008. The Company had not entered into any interest rate caps prior to 2008.

See Note 16 regarding the sale of the remaining agency mortgage-backed securities and interest rate cap agreements subsequent to December 31, 2008.

Note 9. Income Taxes:

The Company historically joined in the filing of a consolidated Federal income tax return with FBR TRS Holdings, Inc. In June 2007, following its initial public offering, the Company became the parent company of a new consolidated Federal income tax return with its affiliated U.S. subsidiaries. Payments and refunds for all tax periods through June 2007 were settled with FBR TRS Holdings, Inc. pursuant to the written tax sharing agreement. Each company’s current income tax expense or benefit is generally calculated on a separate company basis. Losses and benefits are included as utilized in the consolidated return. During the years ended December 31, 2008, 2007 and 2006, the Company recorded tax (benefit) provision of $(3,490), $20,032 and $(3,271), respectively.

As of December 31, 2008, tax years subsequent to December 31, 2004 remain open under the statute of limitations. In October 2008, the IRS commenced its examination of tax years 2006 to 2007. No adjustments have been proposed to date.

The (benefit) provision for income taxes consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal	$(3,675)	$15,056	$(2,937)
State	276	5,512	(1,163)
Foreign	(91)	(536)	829

	$(3,490)	$20,032	$(3,271)

Current	$(21,188)	$25,315	$(6,140)
Deferred	17,698	(5,283)	2,869

	$(3,490)	$20,032	$(3,271)

Deferred tax assets and liabilities consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Unrealized investment gains, recorded in accumulated other comprehensive income	$85	$(396)
Unrealized investment gains	—	(5,982)
Accrued compensation	25,399	14,974
Depreciation and amortization	2,797	872
Other-than-temporary investment write downs	24,616	520
Capital loss carry forward	8,505	—
AMT credit carryover	1,314	—
Other, net	487	5,097
Net operating loss	13,492	1,306

Subtotal	76,695	16,391
Valuation Allowance	(76,695)	(1,534)

Net deferred tax asset	$—	$14,857

The deferred tax expense in 2008 includes $14,857 of increase in valuation allowance related to the net deferred tax asset balance as of December 31, 2007.

Deferred taxes of $(396) and $(62) were provided through other comprehensive income in 2008 and 2007, respectively.

As of December 31, 2008, the Company has domestic federal net operating loss carryovers of $15,214 which will expire in 2028 and related state net operating loss carryovers. For the year ended December 31, 2008, the Company recorded a current federal tax benefit related to net operating losses of $54,508, but the state tax benefit of these net operating losses is available for certain states in the future and will expire by 2028. As of December 31, 2008, the Company’s net operating losses related to FBRIL and its operations in the United Kingdom are $16,608. These net operating losses can be carried forward indefinitely to offset future income at FBRIL. The net operating loss carryovers are not limited by Section 382.

As of December 31, 2008, the Company has net capital loss carryovers of $22,114 and charitable contribution carryovers of $375 which will expire in 2013. The Company also has $1,314 of alternative minimum tax credit carryovers which can be carried forward indefinitely.

The Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 1.76%, 79.25% and 24.95%, respectively. The provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s reported amount of income tax (benefit) provision attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	December 31,
	2008	2007	2006
Federal income tax (benefit) provision, at statutory rate	$(69,377)	$8,847	$(4,650)
State income taxes (benefit) provision, net of Federal benefit	(10,741)	1,904	(1,167)
Effect of SFAS 123R	2,327	5,209	1,681
Nondeductible expenses	1,657	1,555	1,542
Gain on warrants	(3,783)	—	—
Investment write-down	722	—	—
Rate change	380	—	—
Other, net	249	1,240	(677)
Valuation allowance	75,076	1,277	—

Effective income tax (benefit) provision	$(3,490)	$20,032	$(3,271)

During the years ended December 31, 2008 and 2007, the Company’s valuation allowance changed by $75,161 and $1,534, respectively.

At December 31, 2008, the Company’s net deferred tax assets totaled $76,695. The Company has established a valuation allowance against these assets since the Company believes that, based on the criteria in SFAS No. 109, “Accounting for Income Taxes,” it is more likely than not that the benefits of these assets will not be realized in the future.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest and penalties related to the uncertain tax positions, as of the date of adoption was immaterial.

The following table displays the change in our unrecognized tax benefits for the year ended December 31, 2008:

2008
Balance at January 1, 2008	$—
Additions to tax positions for prior years	(832)
Additions to tax positions for current year	(469)

Balance at December 31, 2008	$(1,301)

The net amount of these unrecognized tax benefits of $1,083 that, if recognized, would affect the effective tax rate in the future. The Company recognized interest of $41 related to the uncertain tax positions for the year ended December 31, 2008.

Note 10. Regulatory Capital Requirements:

FBR & Co. is registered with the SEC and is a member of FINRA. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2008 and 2007, FBR & Co. had net capital of $48,876 and $102,421, respectively, that was $42,779 and $97,443, respectively, in excess of its required net capital of $6,097 and $4,978, respectively. As of December 31, 2008 and 2007, FBRIL had net capital in excess of required amounts.

Note 11. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2009	2010	2011	2012	2013	Thereafter	Total
Minimum rental commitments(1)	$3,088	$2,960	$2,791	$2,421	$2,413	$8,323	$21,996
Related party commitments(2)	7,682	7,841	7,776	7,601	7,657	7,961	46,518
Capital commitments(3)	—	—	—	—	—	—	—

Total Contractual Obligations	$10,770	$10,801	$10,567	$10,022	$10,070	$16,284	$68,514

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2008, 2007 and 2006 were $13,843, $13,874 and $12,724, respectively.
(2)	These commitments include annual payments on multiple facilities leased by FBR Group that are maintained by the Company.
(3)	The table above excludes $700 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2008 and 2007, the Company has recorded no liabilities, and during the years ended December 31, 2008, 2007 and 2006, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Regulatory Charges and Related Matters

On December 20, 2006, the SEC and the predecessor to FINRA, the National Association of Securities Dealers (“NASD”), accepted settlement offers made by FBR & Co. with respect to alleged violations relating to FBR & Co.’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc, in October 2001.

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

Note 12. Shareholders’ Equity:

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

Director Stock Purchase Plan

Pursuant to the Company’s Director Stock Purchase Plan, each of the Company’s non-employee directors (other than the directors designated by Crestview Partners) was offered an opportunity to subscribe for up to $1,000 of the Company’s common stock at a purchase price equal to then-current fair market value of the common stock at the time he or she joins the board of directors. Pursuant to the Director Stock Purchase Plan, during the year ended December 31, 2007 the non-employee directors of the Company purchased 173,334 shares of common stock providing cash proceeds to the Company of $2,603. There were no purchases of common stock by non-employee directors of the Company during 2008.

Employee Stock Purchase Plan

The Company initiated the Employee Stock Purchase Plan (the “Purchase Plan”) on January 1, 2007. Under this Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $376 and $508, respectively, related to the Purchase Plan.

Stock Compensation Plans

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

The Company adopted and FBR TRS Holdings, as the Company’s sole shareholder at that time, approved the FBR Capital Markets Long-Term Incentive Plan in July 2006. In the fourth quarter of 2007, the Company adopted, and the shareholders approved, an amendment to the FBR Capital Markets Long-term Incentive plan to increase by 16,500,000 the shares of common stock authorized for issuance under that plan. Under the FBR Capital Markets Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Volatility	56.6%	30.0%	30.0%
Risk-free interest rate	3.0%	4.7%	4.8%
Expected life	5.5 years	4.3 years	4.5 years
Dividend yield	—	—	—
Weighted average fair value	$2.99	$4.90	$5.00

Compensation expense recognized by the Company for stock options for the years ended December 31, 2008, 2007 and 2006 was $3,485, $6,061 and $1,701, respectively, and a related tax benefit of $61, $2,402 and $672, respectively, related to FBR Capital Markets Long-Term Incentive Plan. Stock compensation expense related to stock options for the year ended December 31, 2008 reflects a reversal of compensation expense related to forfeitures of unvested stock options issued to employees in prior periods that exceeded its historical forfeiture assumption used to calculate stock compensation expense. This increased volume of forfeitures was due to a reduction in the number of the Company’s employees during 2008.

A summary of option activity under the FBR Capital Markets Long Term Incentive Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2005	—	$—	—
Granted	3,385,000	15.00
Forfeitures	(9,000)	15.00

Share Balance as of December 31, 2006	3,376,000	$15.00	5.6
Granted	1,501,586	15.12
Forfeitures	(444,832)	15.10

Share Balance as of December 31, 2007	4,432,754	$15.03	5.0
Granted	2,525,169	5.60
Forfeitures	(1,045,963)	14.90

Share Balance as of December 31, 2008	5,911,960	$11.03	5.2

Options Exercisable as of December 31, 2008	141,371	$13.61	7.7

As of December 31, 2008 and 2007, there was $8,354 and $13,186, respectively, of total unrecognized compensation cost related to 5,770,589 and 4,419,254, respectively, non-vested options granted under the FBR Capital Markets Long Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.2 and 1.6 years, respectively.

The Company also grants restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. For the year ended December 31, 2008 and 2007, the Company recognized compensation expense related to grants of restricted shares of common stock of $6,373 and $5,049, respectively. The Company did not grant any restricted shares of common stock prior to January 1, 2007. For the year ended December 31, 2008, the Company recognized $8,063 of compensation expense related to RSUs. The Company did not grant any RSUs prior to January 1, 2008.

A summary of unvested restricted stock awards as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	2,088,546	16.26
Forfeitures	(144,683)	15.90

Share Balance as of December 31, 2007	1,943,863	$16.29	3.9
Granted	295,989	6.85
Vestings	(84,892)	15.01
Forfeitures	(529,191)	15.87

Share Balance as of December 31, 2008	1,625,769	$14.68	2.9

In August 2008, the Company’s Board of Directors approved the modification of certain RSUs with a market condition issued in February 2008 and outstanding as of the modification date. A total of 4,285,000 RSUs with a market condition issued in February 2008 were modified as part of this action by the Board of Directors. The modifications included (i) the modification of 1,142,666 RSUs to require a service period only and (ii) the replacement of 3,142,334 RSUs with 1,142,666 RSUs with a revised market condition and 2,258,668 options to purchase the Company’s common stock. In accordance with SFAS 123R, the Company has accounted for both of the changes as a modification to the original award and has determined the compensation expense based on the total of unrecognized compensation of the original awards plus the incremental increase in fair value of the new award compared to the fair value of the original award as of the modification date. The Company has included the modified awards in the issuance balances for RSUs and stock options for the year ended December 31, 2008.

A summary of unvested restricted stock units as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	9,455,725	5.65
Vestings	(3)	8.21
Forfeitures	(733,844)	3.71
Cancellations	(3,142,334)	2.10

Share Balance as of December 31, 2008	5,579,544	$5.61	4.1

As of December 31, 2008, a total of 1,625,769 restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $13,769. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.9 years as of December 31, 2008. As of

December 31, 2008, a total of 5,579,544 of RSUs were outstanding with total unrecognized compensation cost related to unvested units of $23,161. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.1 years as of December 31, 2008.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. A summary of restricted stock irrevocable trust awards as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	729,107	13.35
Vestings	(1,143)	15.15

Share Balance as of December 31, 2007	727,964	$13.35	2.6
Granted	704,464	7.31
Vestings	(253,313)	12.73
Cancelled and reissued as RSUs	(5,691)	13.33

Share Balance as of December 31, 2008	1,173,424	$9.86	1.9

A summary of restricted stock unit irrevocable trust awards as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	227,377	5.81
Vestings	(8,427)	9.36

Share Balance as of December 31, 2008	218,950	$5.67	2.57

Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the Company’s Board of Directors authorized a share repurchase program under which the Company could repurchase up to one million shares of the Company’s outstanding shares of common stock. During 2007, the Company, in accordance with its share repurchase program, repurchased one million shares at a weighted average price of $13.01 per share for a total cost of $13,017.

In October 2008, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock that the Company is authorized to repurchase to 10 million shares. During the year ended December 31, 2008, the Company has repurchased a total of 6,748,546 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by the Company on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. As of December 31, 2008, the Company has the remaining authority to repurchase up to 3,418,885 shares of common stock.

Note 13. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company invested in mortgage securities and equity securities that are primarily traded in United States markets. The Company funded its investments in mortgage-backed securities and historically, reverse repurchase agreements (associated with Arlington Funding) through repurchase agreement and commercial paper borrowings, respectively. Accordingly, the Company was subject to leverage and interest rate risk.

The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2008 and 2007, as discussed above, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

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

As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2008 and 2007, the Company has recorded no liabilities with regard to the right. During the years ended December 31, 2008, 2007 and 2006, the Company paid the clearing broker a total less than twenty thousand dollars related to these guarantees.

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

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that the Company manages through subsidiaries as a general partner or managing member had $3,809 and $2,605 of liabilities as of December 31, 2008 and 2007, respectively, primarily margin debt, not reflected on our balance sheet.

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

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $18,069, $27,046, and $22,201 for the years ended December 31, 2008, 2007 and 2006, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated.

	For year ended December 31, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$96,950	$—	$—	$96,950
Institutional brokerage	137,263	—	—	137,263
Base management fees	—	15,335	—	15,335
Incentive allocations and fees	—	—	—	—
Net investment loss	—	—	(79,551)	(79,551)
Net interest income	2,116	—	7,455	9,571
Other	(321)	1,938	723	2,340

Total	236,008	17,273	(71,373)	181,908

Operating Expenses:
Variable	121,270	11,304	55	132,629
Fixed	224,789	20,880	1,830	247,499

Total	346,059	32,184	1,885	380,128

Pre-tax loss	$(110,051)	$(14,911)	$(73,258)	$(198,220)

Compensation and benefits:
Variable	$90,810	$4,042	$4	$94,856
Fixed	122,970	9,053	235	132,258

Total	$213,780	$13,095	$239	$227,114

Total assets	$218,574	$34,607	$547,188	$800,369

Total net assets	$144,428	$30,789	$128,510	$303,727

	For year ended December 31, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$323,608	$—	$—	$323,608
Institutional brokerage	112,351	—	—	112,351
Base management fees	—	23,549	—	23,549
Incentive allocations and fees	—	401	—	401
Net investment income	—	—	(4,507)	(4,507)
Net interest income	9,451	—	10,096	19,547
Other	1,396	2,500	714	4,610

Total	446,806	26,450	6,303	479,559

Operating Expenses:
Variable	220,154	16,171	105	236,430
Fixed	197,575	17,360	2,918	217,853

Total	417,729	33,531	3,023	454,283

Pre-tax income (loss)	$29,077	$(7,081)	$3,280	$25,276

Compensation and benefits:
Variable	$171,810	$6,707	$61	$178,578
Fixed	99,939	8,097	1,138	109,174

Total	$271,749	$14,804	$1,199	$287,752

Total assets	$306,262	$41,242	$261,228	$608,732

Total net assets	$227,227	$18,703	$260,810	$506,740

	For year ended December 31, 2006
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$214,724	$—	$—	$214,724
Institutional brokerage	107,622	—	—	107,622
Base management fees	—	19,871	—	19,871
Incentive allocations and fees	—	1,327	—	1,327
Net investment income	—	—	3,136	3,136
Net interest income	4,292	—	6,000	10,292
Other	5,606	1,518	—	7,124

Total	332,244	22,716	9,136	364,096

Operating Expenses:
Variable	160,415	12,496	148	173,059
Fixed	186,052	18,097	—	204,149

Total	346,467	30,593	148	377,208

Pre-tax (loss) income	$(14,223)	$(7,877)	$8,988	$(13,112)

Compensation and benefits:
Variable	$122,476	$5,992	$8	$128,476
Fixed	89,396	7,840	—	97,236

Total	$211,872	$13,832	$8	$225,712

Total assets	$271,689	$45,587	$442,143	$759,419

Total net assets	$194,830	$36,898	$252,660	$484,388

Note 15. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2008 and 2007. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net Income (Loss) Before Income Taxes	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2008
First Quarter	$104,079	$(10,981)	$(10,174)	$(0.16)	$(0.16)
Second Quarter	52,993	(35,223)	(25,249)	(0.39)	(0.39)
Third Quarter	50,694	(46,682)	(28,560)	(0.44)	(0.44)
Fourth Quarter	(13,401)	(105,334)	(130,747)	(2.23)	(2.23)

Total Year	$194,365	$(198,220)	$(194,730)	$(3.09)	$(3.09)

2007
First Quarter	$147,823	$25,843	$11,006	$0.17	$0.17
Second Quarter	169,759	36,642	21,760	0.34	0.34
Third Quarter	106,488	2,031	267	—	—
Fourth Quarter	60,826	(39,240)	(27,789)	(0.43)	(0.43)

Total Year	$484,896	$25,276	$5,244	$0.08	$0.08

Note 16. Subsequent Events:

In January and February 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. Concurrent with the sale of these securities, the Company repaid all outstanding repurchase agreements used to finance these securities. As a result of the sale of the securities and interest-rate caps, the Company recognized an aggregate net investment loss of $1,043 in the first quarter of 2009.