Form 10-Q
period 2009-03-31
FBR CAPITAL MARKETS CORP
filed 2009-05-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2009 was 59,628,746 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$207,027	$207,801
Receivables:
Investment banking	2,426	2,196
Asset management fees	790	1,091
Due from affiliates	2,214	3,208
Other	23,793	25,615
Investments:
Mortgage-backed securities, at fair value	—	454,339
Long-term investments, at fair value	802	750
Trading securities, at fair value	30,773	17,954
Other long-term investments	39,062	40,424
Due from clearing broker	3,734	—
Derivative assets, at fair value	—	264
Intangible assets, net	8,605	8,943
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	22,238	24,442
Prepaid expenses and other assets	7,239	13,342

Total assets	$348,703	$800,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$12,402	$8,325
Repurchase agreements	—	416,037
Accrued compensation and benefits	22,573	43,919
Accounts payable, accrued expenses and other liabilities	19,383	25,352
Due to clearing broker	—	3,009

Total liabilities	54,358	496,642

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 59,633,925 and 59,791,914 shares issued and outstanding, respectively	59	60
Additional paid-in capital	398,365	396,059
Restricted stock units	13,737	9,309
Accumulated other comprehensive loss	(166)	(218)
Accumulated deficit	(117,650)	(101,483)

Total shareholders’ equity	294,345	303,727

Total liabilities and shareholders’ equity	$348,703	$800,369

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Investment banking:
Capital raising	$4,299	$64,909
Advisory	3,599	5,076
Institutional brokerage:
Principal transactions	11,318	5,957
Agency commissions	28,352	25,816
Asset management:
Base management fees	2,433	4,644
Net investment loss	(1,447)	(5,028)
Interest income	856	2,461
Other	493	244

Total revenues	49,903	104,079
Interest expense	252	33

Revenues, net of interest expense	49,651	104,046

Non-Interest Expenses:
Compensation and benefits	36,998	70,863
Professional services	4,541	11,163
Business development	3,631	12,020
Clearing and brokerage fees	3,297	3,598
Occupancy and equipment	7,957	8,607
Communications	5,161	6,043
Other operating expenses	3,624	2,733

Total non-interest expenses	65,209	115,027

Loss before income taxes	(15,558)	(10,981)
Income tax provision (benefit)	609	(807)

Net loss	$(16,167)	$(10,174)

Basic loss per share	$(0.27)	$(0.16)

Diluted loss per share	$(0.27)	$(0.16)

Weighted average shares outstanding:
Basic (in thousands)	59,119	64,430

Diluted (in thousands)	59,119	64,430

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Loss
Balances, December 31, 2007	66,003	$66	$412,805	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(194,730)	(194,730)	$(194,730)
Reimbursement to affiliates	—	—	(183)	—	—	—	(183)
Issuance of common stock, net of forfeitures	538	1	11,453	—	—	—	11,454
Repurchase of common stock	(6,749)	(7)	(33,893)	—	—	—	(33,900)
Issuance of restricted stock units	—	—	—	9,309	—	—	9,309
Stock compensation expense for options granted to purchase common stock	—	—	5,877	—	—	—	5,877
Other comprehensive loss:
Change in unrealized loss on available-for-sale investment securities, net of taxes	—	—	—	—	(840)	—	(840)	(840)

Comprehensive loss								$(195,570)

Balances, December 31, 2008	59,792	$60	$396,059	$9,309	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	(16,167)	(16,167)	$(16,167)
Contribution from affiliates	—	—	63	—	—	—	63
Issuance of common stock, net of forfeitures	(158)	(1)	773	—	—	—	772
Issuance of restricted stock units	—	—	—	4,428	—	—	4,428
Stock compensation expense for options granted to purchase common stock	—	—	1,470	—	—	—	1,470
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	52	—	52	52

Comprehensive loss								$(16,115)

Balances, March 31, 2009	59,634	$59	$398,365	$13,737	$(166)	$(117,650)	$294,345

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,167)	$(10,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,770	2,478
Stock compensation	4,378	3,809
Net investment loss from mortgage-backed and long-term securities	1,447	5,031
Other	(17)	(1,734)
Changes in operating assets:
Receivables:
Clearing broker	(6,742)	(22,984)
Investment banking	(211)	(11,503)
Asset management fees	301	378
Affiliates	994	929
Interest, dividends and other	1,884	6,742
Trading securities, at fair value	(12,819)	(23,618)
Prepaid expenses and other assets	4,895	3,710
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	4,077	(146)
Accounts payable, accrued expenses and other liabilities	(4,413)	4,833
Accrued compensation and benefits	(18,681)	(4,965)

Net cash used in operating activities	(38,304)	(47,214)

Cash flows from investing activities:
Purchases of mortgage-backed securities	—	(400,000)
Receipt of principal payments on mortgage-backed securities	2,441	—
Proceeds from sales of mortgage-backed securities	450,396	—
Purchases of furniture, equipment, software, and leasehold improvements	(227)	(1,054)
Purchases of long-term investments	—	(5,050)
Proceeds from sales of and distributions from investment securities	957	5,585
Other	—	(600)

Net cash provided by (used in) investing activities	453,567	(401,119)

Cash flows from financing activities:
Increase in due to affiliates, net	—	456
(Repayments of) proceeds from repurchase agreements, net	(416,037)	377,624

Net cash (used in) provided by financing activities	(416,037)	378,080

Net decrease in cash and cash equivalents	(774)	(70,253)
Cash and cash equivalents, beginning of period	207,801	383,558

Cash and cash equivalents, end of period	$207,027	$313,305

Supplemental Cash Flow Information:
Cash payments for interest	$255	$—
Cash payments for taxes	$18	$215

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company under the Securities Exchange Act of 1934.

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

The Company is a member of an operating group of affiliates that may provide or receive services to and from each other. In July 2006, the Company entered into various inter-company and other contractual arrangements with Friedman, Billings, Ramsey Group, Inc., now doing business as Arlington Asset Investment Corporation (“Arlington Asset”), a publicly-traded corporation that invests primarily in mortgage-related assets (NYSE: FBR) and Crestview Partners, a New York-based private equity firm (“Crestview”), including a services agreement and other related party contractual arrangements.

Services Agreement

Under the services agreement with Arlington Asset, the Company will provide or cause one or more of its subsidiaries to provide, to Arlington Asset certain services, including various corporate overhead services, for fees based on costs incurred by the Company and its subsidiaries in providing the services. Similarly, Arlington Asset will provide to the Company and its subsidiaries under the same services agreement certain services, including certain asset management services, for fees based on costs incurred by Arlington Asset in providing the services. The costs being allocated under each of these agreements primarily consists of total compensation and benefits of the employees providing the services, professional services, including consulting and legal fees, and facility costs for the employees providing the services.

In addition, the Company will perform certain administrative services, including calculating and arranging for payment on behalf of Arlington Asset certain general expenses, including incentive compensation, long-term incentive compensation, insurance expenses and audit fees.

During the three months ended March 31, 2009 and 2008, the Company’s operating expenses are reported net of $210 and $569, respectively, representing overhead costs allocated to affiliates.

Corporate Agreement

Under the corporate agreement with Arlington Asset, Arlington Asset has agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arise out of actions or events that occurred prior to the contribution. During the three months ended March 31, 2009 and 2008, Arlington Asset incurred/(recovered) costs of $63 and $(185), respectively, net of taxes pursuant to these indemnification provisions. Pursuant to SEC Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) Arlington Asset through its wholly-owned subsidiary, FBR TRS Holdings, Inc. (“FBR TRS Holdings”), the direct majority owner of the Company.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the three months ended March 31, 2009, the Company recognized $236 of non-cash expense associated with these options.

Receivables and Payables

From time to time, the Company may provide funding to other affiliates that are wholly-owned subsidiaries of Arlington Asset to be used for general operating purposes and are settled in cash on a regular basis.

Receivable from affiliates consisted of the following as of the specified dates:

	March 31, 2009	December 31, 2008
Receivable from Arlington Asset and wholly-owned subsidiaries	$990	$820
Receivable from other affiliates	1,224	2,388

	$2,214	$3,208

3.	Financial Instruments and Long-Term Investments:

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

The Company determines fair values for the following assets and liabilities:

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consist of marketable equity securities. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. For the three months ended March 31, 2008, the Company held warrants received in connection with certain capital raising transactions. Such investments are classified as Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under SFAS 157 as of March 31, 2009 and December 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2009	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$802	$802	$—	$—

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$5,132	$2,097	$—	$3,035
Convertible and fixed income debt securities	25,641	—	25,638	3
Marketable equity securities sold but not yet purchased	(11,472)	(11,472)	—	—
Convertible securities sold but not yet purchased	(930)	—	(930)	—

Total	$18,371	$(9,375)	$24,708	$3,038

As of March 31, 2009, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $3,038, or 0.9% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2009. Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three months ended March 31, 2009, are reported in principal transactions on the Company’s statement of operations. As of and during the three months ended March 31, 2009 and 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

The following tables present the rollforward of Level 3 financial assets for the periods indicated:

Three Months Ended March 31, 2009
Trading Securities
Beginning balance, January 1, 2009	$3,207
Total net losses (realized/unrealized)
Included in earnings	(114)
Included in other comprehensive income	—
Net purchases, issuances, settlements, and principal payoffs	(55)

Ending balance, March 31, 2009	$3,038

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(105)

	Three Months Ended March 31, 2008
	Long-Term Investments	Trading Securities	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total gains and losses (realized/unrealized)
Included in earnings	(505)	(637)	(1,142)
Included in other comprehensive income	—	—	—
Purchases, issuances, settlements, and principal payoffs	—	24,710	24,710

Ending balance, March 31, 2008	$2,641	$42,640	$45,281

There were no transfers of securities in to, or out of, Level 3 financial assets during the three months ended March 31, 2009.

Long-term Investments and Mortgage-Backed Securities, at Fair Value

Long-term investments and mortgage-backed securities, at fair value, consisted of the following as of the dates indicated:

	March 31, 2009	December 31, 2008
Long-term investments, at fair value:
Marketable equity securities	$802	$750

Mortgage-backed securities, at fair value:
Freddie Mac(1)	$—	$454,339

(1)	As of December 31, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating-rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae. The weighted average coupon of these securities was 1.34% as of December 31, 2008. During the three months ended March 31, 2009, the Company sold its remaining mortgage-backed securities held as of December 31, 2008.

As of March 31, 2009 and December 31, 2008, the Company had investments in securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2009
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Marketable equity securities	$968	$—	$(166)	$802

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2008
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Agency mortgage-backed securities	$454,339	$—	$—	$454,339
Marketable equity securities	968	—	(218)	750

	$455,307	$—	$(218)	$455,089

(1)	Duration of unrealized losses is less than 12 months

During the three months ended March 31, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $(1,502). There were no comparable sales of mortgage-backed securities during the three months ended March 31, 2008.

No marketable equity securities were sold during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company received $5,496 from sales of marketable equity securities resulting in gross gains of $292.

The Company evaluated its portfolio of marketable equity securities for impairment. For the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and duration of the impairments. The Company evaluated the near-term prospects for the investments in an unrealized loss position in relation to the severity and duration of the impairments. Based on the limited severity and duration of these unrealized losses and consideration of market activity during the three months ended March 31, 2009, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2009.

Trading Securities and Trading Account Securities Sold but Not Yet Purchased, at Fair Value

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	March 31, 2009		December 31, 2008
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$5,132	$11,472	$3,919	$8,325
Convertible and fixed income debt securities	25,641	930	14,035	—

	$30,773	$12,402	$17,954	$8,325

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

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	March 31, 2009	December 31, 2008
Non-public equity securities	$27,848	$27,919
Investment funds	11,214	12,505

	$39,062	$40,424

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company recorded other-than-temporary impairment losses of $2,870 relating to investments in three non-public equity securities. The carrying value of the investments impaired during the three months ended March 31, 2008, totaled $6,838 subsequent to the recognition of these impairment losses.

4.	Borrowings:

The Company entered into repurchase agreements with various financial institutions that were used in conjunction with the Company’s previous investments in mortgage-backed securities. As of March 31, 2009, the Company had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2008 were repaid during the three months ended March 31, 2009. The Company currently does not intend to enter into repurchase agreement borrowings.

5.	Derivative Financial Instruments and Hedging Activities:

During the three months ended March 31, 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. As a result of the sale of the interest-rate caps, the Company recognized an investment gain of $459 during the three months ended March 31, 2009.

6.	Income Taxes:

During the three months ended March 31, 2009 and 2008, the Company recorded tax provision/(benefit) of $609 and $(807), respectively. The Company’s effective tax rate for the three months ended March 31 2009 and 2008 was (3.9%) and 7.3% respectively. The effective tax rate for the three months ended March 31, 2009 differed from the statutory tax rate primarily due to the full valuation allowance on the tax benefit of the book losses incurred in this period and the expected tax liability related to domestic operations due to the Company’s projected taxable income for 2009 that will be subject to alternative minimum tax. The effective tax rate for the three months ended March 31, 2008 differed from the statutory tax rate due to the discrete period reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under SFAS No. 123(R), “Share-Based Payment” and the full valuation allowance on the tax benefits related to the losses incurred at Freidman, Billings, Ramsey International, Ltd. (“FBRIL”), the Company’s U.K. broker dealer subsidiary.

The Company expects to realize a portion of the tax benefits of the federal and state net operating loss carryforwards in 2009, which are reflected in the Company’s projected effective tax rate for the year. The

Company continues to provide valuation allowance against the other deferred tax assets since the Company believes that based on the criteria in SFAS No. 109, “Accounting for Income Taxes,” it is more likely than not that the benefits of these assets will not be realized in the future.

7.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2009, FBR & Co. had net capital of $59,721 that was $56,633 in excess of its required net capital of $3,088. As of March 31, 2009, FBRIL had net capital in excess of required amounts.

8.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three months ended March 31, 2009 and 2008, all stock options, unvested shares of restricted stock and RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	59,119	59,119	64,430	64,430
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	59,119	59,119	64,430	64,430

Net loss applicable to common stock	$(16,167)	$(16,167)	$(10,174)	$(10,174)

Loss per common share	$(0.27)	$(0.27)	$(0.16)	$(0.16)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and RSUs for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Number of anti-dilutive stock options, unvested restricted stock and RSUs, end of period (in thousands)	16,651	17,175

9.	Commitments and Contingencies:

As of March 31, 2009, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”)

relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s financial condition, operating results and liquidity.

10.	Shareholders’ Equity:

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2009 and 2008, the Company recognized compensation expense of $320 and $281, respectively.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008
Stock options	$929	$924
Restricted shares	$1,083	$1,949
RSUs	$1,758	$520

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2009
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	569,444	—	385,770
Grant date fair value per share	$1.67	$—	$3.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the period indicated:

Three Months Ended March 31, 2009
Volatility	56.8%
Risk-free interest rate	2.70%
Expected life	6.5 years
Dividend yield	—

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and weighted average vesting period in which the expense will be recognized:

	As of March 31, 2009
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$7,311	$11,442	$21,481
Unvested awards	6,071,057	1,493,975	5,774,125
Weighted average vesting period	2.2 years	2.7 years	3.9 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust and are not returnable to the Company. In settlement of such accrued incentive compensation, the Company granted the following RSUs for the period indicated:

Three Months Ended March 31, 2009
RSU issuances	829,058
Aggregate grant date fair value	$2,731

11.	Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. Principal investing includes investments in merchant banking and other long-term investments.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $2,769 and $4,090 for the three months ended March 31, 2009 and 2008, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended March 31, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$7,897	$—	$—	$7,897
Institutional brokerage	39,562	—	—	39,562
Base management fees	—	2,433	—	2,433
Net investment loss	—	—	(1,447)	(1,447)
Net interest income	215	—	369	584
Other	7	606	9	622

Total	47,681	3,039	(1,069)	49,651

Operating Expenses:
Variable	19,116	2,023	4	21,143
Fixed	39,906	3,660	500	44,066

Total	59,022	5,683	504	65,209

Pre-tax loss	$(11,341)	$(2,644)	$(1,573)	$(15,558)

Compensation and benefits:
Variable	$14,564	$553	$—	$15,117
Fixed	20,157	1,724	—	21,881

Total	$34,721	$2,277	$—	$36,998

Total assets	$194,456	$29,945	$124,302	$348,703

Total net assets	$135,750	$28,985	$129,610	$294,345

	Three Months Ended March 31, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$69,985	$—	$—	$69,985
Institutional brokerage	31,362	—	—	31,362
Base management fees	—	4,644	—	4,644
Incentive allocations and fees	—	—	—	—
Net investment loss	—	—	(4,107)	(4,107)
Net interest income	1,101	—	1,034	2,135
Other	(621)	422	226	27

Total	101,827	5,066	(2,847)	104,046

Operating Expenses:
Variable	48,662	3,635	31	52,328
Fixed	57,386	4,973	340	62,699

Total	106,048	8,608	371	115,027

Pre-tax loss	$(4,221)	$(3,542)	$(3,218)	$(10,981)

Compensation and benefits:
Variable	$37,379	$1,588	$19	$38,986
Fixed	29,480	2,166	231	31,877

Total	$66,859	$3,754	$250	$70,863

Total assets	$438,157	$37,322	$494,537	$970,016

Total net assets	$(7,889)	$16,804	$494,118	$503,033

12.	Recent Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased. It reaffirms the objectives for fair value measurements in accordance with SFAS 157 have remained the same. It also provides additional guidance in determining whether a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting period ending after June 15, 2009, however, early adoption is permitted for period ending after March 15, 2009. Early adoption is only allowed if the Company elects to early adopt FSP FAS 115-2 and FAS 124-2. The Company will adopt the provisions of FSP FAS 157-4 for the reporting period ending June 30, 2009. Adoption of FSP FAS 157-4 will not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 revises the guidance for the recognition and reporting requirements for other-than-temporary impairments of debt securities. It eliminates the “ability and intent to hold” provision of SFAS 115 for debt securities only and now requires that an impairment be considered other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). It also requires additional disclosures for interim and annual reporting periods for both debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting period ending after June 15, 2009, however, early adoption is permitted for period ending after March 15, 2009. Early adoption is only allowed if the

Company elects to early adopt FSP FAS 157-4. The Company will adopt the provisions of FSP FAS 115-2 and FAS 124-2 for the reporting period ending June 30, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 will not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments” and APB 28-1, “Interim Financial Reporting” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends the disclosure requirements for public companies by requiring the disclosure of the fair value of financial instruments on an interim reporting basis as well as annual basis. This change in disclosure requirements is effective for interim reporting period ending after June 15, 2009, however, early adoption is permitted for period ending after March 15, 2009. Early adoption is only allowed if the Company elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company has not elected to early adopt FSP FAS 107-1 and APB 28-1. Because adoption of this standard will impact the Company’s disclosures and not its accounting treatment for financial instruments, adoption of FSP FAS 107-1 and APB 28-1 will not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued Staff Position FAS No. 141-1(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP FAS 141(R)-1 is effective for contingencies resulting from business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR Capital Markets Corporation and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Business Environment

A severe downturn in the economy in 2008 led to price declines and a period of unprecedented volatility across various asset classes, and the downturn has continued into 2009. Losses that had previously been limited largely to the subprime mortgage sector spread to residential and commercial mortgages as property prices declined rapidly. The effect of the economic and market downturn also spread to other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions.

The U.S. entered into a recession in December 2007, and over the course of 2008 credit conditions worsened considerably. The landscape of the financial services industry changed dramatically, especially during the second half of the year. Many major financial institutions consolidated, were forced to merge or were put into conservatorship by the Federal Government, and employment in the financial services industry dropped substantially. The overall unemployment rate at the end of 2008 reached the highest level in the last fifteen years. Equity market indices ended the year significantly lower. Concerns about future economic growth, the adverse developments in the credit markets, mixed views about the Federal Government’s response to the economic crisis, lower levels of consumer spending, a high rate of unemployment and lower corporate earnings continued to challenge the economy and the equity markets. Asset managers faced a large volume of redemptions over the course of the year. Adverse developments in the credit markets, including failed auctions for auction rate securities, rising default rates on residential mortgages, extremely high implied default rates on commercial mortgages and liquidity issues underlying short-term investment products, such as structured investment vehicles and money market funds, weighed heavily as well on equity markets. These concerns continued into 2009, and by March 6, 2009, equity markets had fallen dramatically, with the Dow Jones Industrial Average dropping to levels previously seen in 1996. A subsequent rally has lifted equity markets significantly, but only to levels that are roughly even with the levels at which they started the year.

During 2008, the Federal Reserve announced a number of initiatives aimed to provide additional liquidity and stability to the financial markets, and it continues to focus its efforts on mitigating the negative economic impact related to the credit markets. The Federal Reserve lowered both the federal funds benchmark rate and the discount rate by 3.50% during 2008, and at year end the federal funds target rate was 0-0.25% and the discount rate was 0.5%. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. On October 14, 2008, the Department of the Treasury announced its intention to inject capital into nine large financial institutions and since has injected capital into many other financial institutions. The Federal Government’s initiatives to restore confidence in the financial markets and address the current economic turmoil have continued through the first quarter of 2009, and include the passage of the American Recovery and Reinvestment Act of 2009, a fiscal stimulus bill that was signed into law on February 17, 2009 and the announcement on March 23, 2009 of the Public-Private Investment Program under which public funds and private capital would jointly be used to purchase up to $500 billion of troubled assets from financial institutions. For further discussions on how markets conditions may affect our businesses, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

For the three months ended March 31, 2009, our total revenues, net of interest expense, were $49.7 million and our net loss was $16.2 million, compared to total net revenues of $104.0 million and a net loss of $10.2 million for the three months ended March 31, 2008. The following is an analysis of our operating results by segment for the quarters ended March 31, 2009 and 2008.

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

	Three Months Ended March 31,
	2009	2008
Revenues, net of interest expense:
Investment banking	$7,897	$69,985
Institutional brokerage	39,562	31,362
Net interest income	215	1,101
Other	7	(621)

Total	47,681	101,827

Operating Expenses:
Variable	19,116	48,662
Fixed	39,906	57,386

Total	59,022	106,048

Pre-tax loss	$(11,341)	$(4,221)

The pre-tax loss from our capital markets segment increased from $4.2 million for the three months ended March 31, 2008 to a pre-tax loss of $11.3 million for the three months ended March 31, 2009. This increase is primarily attributable to a $62.1 million decrease in investment banking revenues during the first quarter of 2009, reflecting a substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2009 reflects the continued effect that the dislocation in credit markets and a world-wide recession has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $39.6 million for the three months ended March 31, 2009 as compared to $31.4 million for the three months ended March 31, 2008. This increase in institutional brokerage sales and trading revenues is attributable to the integration of a convertible securities sales and trading platform in the second half of 2008. Variable expenses decreased $29.5 million, or 60.7%, during the first quarter of 2009, reflecting reduced compensation expense and costs directly related to the decrease in net revenues. Fixed expenses decreased $17.5 million, or 30.5%, during the first quarter of 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in employees and a decrease in business development activities. The reduction in fixed costs reflects the Company’s actions over the past year to size our business and cost structure to the current operating environment.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Reflecting the continued downturn in the equity markets during the first quarter of 2009, our net assets under management decreased 14.3% to $1.2 billion at March 31, 2009 from $1.4 billion at December 31, 2008 and from $2.1 billion at March 31, 2008. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended March 31,
	2009	2008
Revenues, net of interest expense:
Base management fees	$2,433	$4,644
Other	606	422

Total	3,039	5,066

Operating Expenses:
Variable	2,023	3,635
Fixed	3,660	4,973

Total	5,683	8,608

Pre-tax loss	$(2,644)	$(3,542)

The pre-tax loss from our asset management segment decreased to $2.6 million for the three months ended March 31, 2009 compared to a pre-tax loss of $3.5 million for the three months ended March 31, 2008. The decrease in pre-tax loss was a result of decreases in both variable and fixed operating expenses, partially offset by lower base management fees. The decrease in fixed costs is the result of non-compensation cost reduction initiatives taken over the past year and a reduction in employees. The decreases in base management fees and variable expenses, which include sub-advisory fees, were a direct result of a decrease in our average assets under management during the first quarter of 2009 compared to the prior year.

The following tables provide detail relating to our assets under management (dollars in millions):

	March 31, 2009
	Gross(1)	Net(2)
Managed accounts	$128.8	$128.8
Hedge and offshore funds	17.3	16.1
Mutual funds:
Equity	999.2	992.7
Fixed income and money market	87.2	87.1
Private equity funds	14.9	13.6

Total	$1,247.4	$1,238.3

	December 31, 2008
	Gross(1)	Net(2)
Managed accounts	$216.6	$216.6
Hedge and offshore funds	23.6	21.0
Mutual funds:
Equity	1,088.6	1,079.6
Fixed income and money market	100.0	99.8
Private equity funds	17.1	15.9

Total	$1,445.9	$1,432.9

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of March 31, 2009, our principal investing activity consists of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues, net of interest expense:
Net investment loss	$(1,447)	$(4,107)
Net interest income	369	1,034
Other	9	226

Total	(1,069)	(2,847)

Operating Expenses:
Variable	4	31
Fixed	500	340

Total	504	371

Pre-tax loss	$(1,573)	$(3,218)

The pre-tax loss from our principal investing segment decreased to $1.6 million for the three months ended March 31, 2009 compared to pre-tax loss of $3.2 million for the three months ended March 31, 2008. The decrease in the pre-tax loss is primarily attributable to the change in net investment losses partially offset by a decrease in net interest income. During the first quarter of 2009, we sold the $454.3 million of mortgage-backed security positions held as of December 31, 2008, and retired the repurchase agreements financing these positions resulting in losses of $1.5 million. The net investment loss for the first quarter of 2008 is primarily comprised of other-than-temporary impairment losses on long-term investments of $3.2 million.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $39.9 million as of March 31, 2009. Of this total, $26.5 million was held in the merchant banking portfolio, $11.2 million was held in investment funds and $2.2 million was held in other long-term investments. The following table provides additional detail regarding the Company’s merchant banking and other long-term investments as of March 31, 2009 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	March 31, 2009
	Number of Shares	Original Cost Basis	Adjusted Basis(1)	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities:
Grubb & Ellis Company	236,558	$1,519	$293	$149
Maiden Holdings, Ltd.	145,946	674	674	653

Total long-term investments, at fair value		$2,193	$967	$802

Other long-term investments:
Merchant banking—non-public securities(2):
Cohen Financial	112,892	$5,000	$790	$790
Cypress Sharpridge Investments, Inc.	89,600	2,500	896	896
Ellington Financial LLC	1,438,750	27,049	21,581	21,581
Muni Funding of America, LLC	527,290	4,249	527	527
Thunderbird Resorts, Inc.	1,249,914	10,722	1,875	1,875

Total		$49,520	$25,669	$25,669

Investment funds				11,214
Other investments				2,179

Total other long-term investments				$39,062

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges, if any.
(2)	As of March 31, 2009 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net loss increased from $10.2 million in the first quarter of 2008 to a net loss of $16.2 million in the first quarter of 2009. The increase in net loss was primarily the result of the performance of our capital markets segment, where despite the positive effects of significant reductions in both variable and fixed costs, pre-tax loss increased from $4.2 million during the first quarter of 2008 to a loss of $11.3 million during the first quarter of 2009 due to a decrease in capital raising revenues. Pre-tax loss from our principal investing segment decreased from $3.2 million during the first quarter of 2008 to a loss of $1.6 million during the first quarter of 2009, reflecting a decrease in net investment losses for the first quarter of 2009 as compared to the same period in 2008. The pre-tax loss from our asset management segment decreased from a pre-tax loss of $3.5 million during the first quarter of 2008 to a $2.6 million loss during the first quarter of 2009 as a result of decreases in both variable and fixed costs, offset by a decrease in base management fees as a result of a decrease in average assets under management. Our income tax benefit was $0.8 million in the first quarter of 2008 as compared to a tax provision of $0.6 million in the first quarter of 2009.

Our net revenues decreased 52.2% from $104.0 million during the first quarter of 2008 to $49.7 million during the first quarter of 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 93.4% from $64.9 million in the first quarter of 2008 to $4.3 million in the first quarter of 2009. The lower volume of capital raising activity was spread across all of our industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the world-wide recession. For the first quarter of 2008, our revenues primarily consisted of $58.1 million in revenues from three private placements.

Advisory revenues decreased 29.4% from $5.1 million in the first quarter of 2008 to $3.6 million generated in the first quarter of 2009. We completed five merger and acquisition and advisory assignments in the first quarter of 2008 as compared to three merger and acquisition and advisory assignments in the first quarter of 2009.

Institutional brokerage revenues from agency commissions and principal transactions increased 24.8% from $31.8 million in the first quarter of 2008 to $39.7 million in the first quarter of 2009 as a result of the integration of a convertible securities sales and trading platform in the second half of 2008.

Asset management base management fees decreased 47.8% from $4.6 million in the first quarter of 2008 to $2.4 million in the first quarter of 2009. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment loss was $5.0 million in the first quarter of 2008 compared to $1.4 million in the first quarter of 2009. The net investment loss for the first quarter of 2009 includes $1.5 million of realized losses on the sale of mortgage-backed securities. Net investment losses during the first quarter of 2008 includes other-than-temporary impairment losses on long-term investments of $3.2 million.

Net interest income decreased 75.0% from $2.4 million in the first quarter of 2008 to $0.6 million in the first quarter of 2009. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during the first quarter of 2009 as compared to 2008.

Other revenues increased 150.0% from $0.2 million in the first quarter of 2008 to $0.5 million in the first quarter of 2009. This increase is primarily the result of 12b-1 fees associated with our acquisition of a mutual fund distribution business at the end of the third quarter of 2008 partially offset by a decrease in dividends on trading positions.

Total non-interest expenses decreased 43.3% from $115.0 million in the first quarter of 2008 to $65.2 million in the first quarter of 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 47.8% from $70.9 million in the first quarter of 2008 to $37.0 million in the first quarter of 2009. This decrease is primarily due to a $23.9 million decrease in variable compensation associated with decreased investment banking revenues as well as a 27% reduction in employees since the beginning of 2008.

Professional services expenses decreased 59.8% from $11.2 million in the first quarter of 2008 to $4.5 million in the first quarter of 2009 primarily due to decreased costs associated with the lower volume of investment banking transactions, a reduction in consultants associated with cost reduction initiatives, and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 70.0% from $12.0 million in the first quarter of 2008 to $3.6 million in the first quarter of 2009. This decrease is primarily due to a decrease in costs associated with the lower volume of investment banking transactions as well as decreased costs associated with the PGA Tour’s FBR Open.

Clearing and brokerage fees decreased 8.3% from $3.6 million in the first quarter of 2008 to $3.3 million in the first quarter of 2009. The decrease during 2009 reflects cost reduction initiatives directed at reducing clearing and brokerage costs and the mix of equity and convertible securities trading volume.

Occupancy and equipment expenses decreased 7.0% from $8.6 million in the first quarter of 2008 to $8.0 million in the first quarter of 2009. The decrease in expenses is attributable to the effects of cost reduction initiatives over the past year including decreased costs associated with technology upgrades during the first quarter of 2009 as compared same period in 2008.

Communications expenses decreased 13.3% from $6.0 million in the first quarter of 2008 to $5.2 million in the first quarter of 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services.

Other operating expenses increased 33.3% from $2.7 million in the first quarter of 2008 to $3.6 million in the first quarter of 2009 due primarily to a decrease in cost allocations to Arlington Asset and an increase in 12b-1 fees related to our acquisition of a mutual fund distribution business at the end of the third quarter 2008.

Income taxes changed from a $0.8 million tax benefit in the first quarter of 2008 to a $0.6 million tax provision in the first quarter of 2009. Our effective tax rate was (3.9%) in the first quarter of 2009. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefit of book losses in both the U.S and the U.K. and the projected alternative minimum tax liability related to domestic operations in 2009. In comparison, our effective rate was 7.3% in the first quarter of 2008. This rate differed from statutory tax rates due to the discrete reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under SFAS No. 123(R), “Share-Based Payment”.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing funding for investments, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of internally generated funds, proceeds from sales of securities, dividends on equity securities, equity capital contributions, and credit provided through margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances (i.e., available liquid capital not invested in our operating businesses), internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of March 31, 2009, the Company’s cash and cash equivalents totaled $207.0 million representing a net decrease of $0.8 million for the three months ended March 31, 2009. The decrease is attributable to cash used in operating activities of $38.3 million, which includes net losses of $16.2 million and $30.7 million of net changes in operating assets and liabilities, $416.0 million of cash used in financing activities, which represents repayment of repurchase agreements used to finance the agency mortgage-backed security position, partially offset by $453.5 million of cash provided by investing activities, which represents the proceeds from the sale of agency mortgage-backed securities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows that can occur in periods of decreased revenues and earnings.

Net cash used in the Company’s operating activities of $38.3 million for the first three months of 2009, compares to $47.2 million of cash used in operating activities during the first three months of 2008. This decrease in cash used in operating activities is primarily the result of a larger investment in trading securities in the first quarter of 2008 as compared to first quarter of 2009.

Net cash provided by investing activities of $453.5 million during the first three months of 2009 compares to net cash used in investing activities of $401.1 million during the first three months of 2008, reflecting the difference in investing activity during the periods. The activity during 2009 reflects the sale of agency mortgage-backed securities, while the 2008 activity reflects the purchase of agency mortgage-backed securities, which were partially financed with repurchase agreement borrowings.

Similarly, the primary difference between the net cash used in financing activities of $416.0 million during the first three months of 2009, as compared to net cash provided by financing activities of $378.1 million during the first three months of 2008, relates to the partial financing of the agency mortgage-backed securities discussed above, as compared to sales of agency mortgage-backed securities and repayment of related repurchase agreement financings during the first three months of 2009.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $207.0 million at March 31, 2009) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of March 31, 2009 and December 31, 2008, the Company’s liabilities totaled $54.4 million and $496.6 million, respectively. The decrease in our total assets and liabilities as of March 31, 2009 reflects the effect of our sale during the first three months of 2009 of agency mortgage-backed securities and the retirement of the related repurchase agreement borrowings. As of March 31, 2009, we had no outstanding borrowings.

Assets

Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments.

As of March 31, 2009 and December 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $207.0 million and $207.8 million, respectively.

The decrease in our total assets to $348.7 million as of March 31, 2009 compared to $800.4 million as of December 31, 2008, is primarily the result of our sale of agency mortgage-backed securities with a fair value of $454.3 million at December 31, 2008.

As of March 31, 2009, our long-term investments primarily consist of investments in marketable and non-public equity securities, mutual funds, and managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

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

Regulatory Capital

FBR Capital Markets & Co. (“FBR & Co.”), our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2009, FBR & Co. had total regulatory net capital of $59.7 million, which exceeded its required net capital of $3.1 million by $56.6 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $2.5 million of liabilities as of March 31, 2009, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Overall Risk Management

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

Market Risk

Market risk is the risk that a change in the level of one or more market prices, rates, indices, or other market factors, such as market liquidity, will result in losses for a position or portfolio. Our activities as an underwriter, market maker and principal investor, as well as our activities as a financial intermediary in customer trading transactions, expose us to market risk.

Equity Price Risk. Equity price risk represents the potential loss in value of a position or portfolio due to adverse changes in the level or volatility of equity prices. We believe that our primary market risk exposure is to volatility of equity prices and the resulting impact on securities held as a result of our daily trading activities. We generally attempt to limit exposure to equity price risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker. We also seek to manage these risks by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities, principally through short sale transactions.

While it is impossible to exactly project which factors may affect the prices of equity and equity-linked securities and how much of an effect those factors may have on an individual security, actual results may differ from the following assessment, the impact of a ten-percent increase and a ten-percent decrease in the prices of the securities held, as well as sold but not yet purchased, by our company would be as follows (dollars in thousands):

	As of March 31, 2009	With 10% Increase in Prices	With 10% Decrease in Prices
Convertible and fixed income debt securities	$25,641	$26,949	$24,333
Marketable and non-public equity securities	5,132	5,645	4,619

Total trading account securities	30,773	32,594	28,952

Convertible securities sold but not yet purchased	(930)	(1,023)	(837)
Marketable equity securities sold but not yet purchased	(11,472)	(12,057)	(10,887)

Total securities sold but not yet purchased	(12,402)	(13,080)	(11,724)

Trading account securities, net of securities sold but not yet purchased	$18,371	$19,514	$17,228

Except to the extent that we sell our marketable equity securities or other long-term investments, or a decrease in their fair value is deemed to be other than temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings, however an increase or decrease in the value of trading securities and equity method investments will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2009 and December 31, 2008, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2009 and 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

As of March 31, 2009, there have been no material changes to the risk factors of the Company as previously disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
4.1	Registration Rights Agreement, dated January 26, 2009, between the Company and Friedman, Billings, Ramsey Group, Inc.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: May 8, 2009	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit Number	Exhibit Title
4.1	Registration Rights Agreement, dated January 26, 2009, between the Company and Friedman, Billings, Ramsey Group, Inc.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.