Form 10-Q
period 2009-06-30
FBR CAPITAL MARKETS CORP
filed 2009-08-10
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2009 was 63,101,237 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$233,468	$207,801
Receivables:
Investment banking	4,685	2,196
Asset management fees	958	1,091
Due from affiliates	880	3,208
Other	5,964	25,615
Investments:
Mortgage-backed securities, at fair value	—	454,339
Trading securities, at fair value	46,374	17,954
Long-term investments, at fair value	189	750
Other long-term investments	34,430	40,424
Due from brokers, dealers and clearing organizations	12,174	—
Derivative assets, at fair value	—	264
Intangible assets, net	2,838	8,943
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	19,762	24,442
Prepaid expenses and other assets	10,875	13,342

Total assets	$372,597	$800,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$24,123	$8,325
Repurchase agreements	—	416,037
Accrued compensation and benefits	24,286	43,919
Accounts payable, accrued expenses and other liabilities	21,990	25,352
Due to brokers, dealers and clearing organizations	7,713	3,009

Total liabilities	78,112	496,642

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 63,080,199 and 59,791,914 shares issued and outstanding, respectively	63	60
Additional paid-in capital	418,300	396,059
Restricted stock units	15,620	9,309
Accumulated other comprehensive loss	(104)	(218)
Accumulated deficit	(139,394)	(101,483)

Total shareholders’ equity	294,485	303,727

Total liabilities and shareholders’ equity	$372,597	$800,369

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Investment banking:
Capital raising	$4,273	$3,961
Advisory	4,383	4,192
Institutional brokerage:
Principal transactions	9,852	4,888
Agency commissions	23,824	29,891
Asset management:
Base management fees	2,612	4,153
Net investment income	1,369	745
Interest income	187	4,881
Other	828	282

Total revenues	47,328	52,993
Interest expense	—	2,505

Revenues, net of interest expense	47,328	50,488

Non-Interest Expenses:
Compensation and benefits	35,553	48,273
Professional services	4,587	8,841
Business development	2,598	6,624
Clearing and brokerage fees	3,760	3,367
Occupancy and equipment	7,803	8,361
Communications	5,192	6,165
Impairment of intangible assets	5,350	—
Other operating expenses	4,125	4,080

Total non-interest expenses	68,968	85,711

Loss before income taxes	(21,640)	(35,223)
Income tax provision (benefit)	104	(9,974)

Net loss	$(21,744)	$(25,249)

Basic loss per share	$(0.40)	$(0.39)

Diluted loss per share	$(0.40)	$(0.39)

Weighted average shares outstanding:
Basic (in thousands)	54,391	64,755

Diluted (in thousands)	54,391	64,755

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues:
Investment banking:
Capital raising	$8,572	$68,870
Advisory	7,982	9,268
Institutional brokerage:
Principal transactions	21,170	10,845
Agency commissions	52,176	55,707
Asset management:
Base management fees	5,045	8,797
Net investment loss	(78)	(4,283)
Interest income	1,043	7,342
Other	1,321	526

Total revenues	97,231	157,072
Interest expense	252	2,538

Revenues, net of interest expense	96,979	154,534

Non-Interest Expenses:
Compensation and benefits	72,551	119,136
Professional services	9,128	20,004
Business development	6,229	18,644
Clearing and brokerage fees	7,057	6,965
Occupancy and equipment	15,760	16,968
Communications	10,353	12,208
Impairment of intangible assets	5,350	—
Other operating expenses	7,749	6,813

Total non-interest expenses	134,177	200,738

Loss before income taxes	(37,198)	(46,204)
Income tax provision (benefit)	713	(10,781)

Net loss	$(37,911)	$(35,423)

Basic loss per share	$(0.67)	$(0.55)

Diluted loss per share	$(0.67)	$(0.55)

Weighted average shares outstanding:
Basic (in thousands)	56,741	64,592

Diluted (in thousands)	56,741	64,592

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Loss
Balances, December 31, 2007	66,003	$66	$412,805	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(194,730)	(194,730)	$(194,730)
Reimbursement to affiliates	—	—	(183)	—	—	—	(183)
Issuance of common stock, net of forfeitures	538	1	11,453	—	—	—	11,454
Repurchase of common stock	(6,749)	(7)	(33,893)	—	—	—	(33,900)
Issuance of restricted stock units	—	—	—	9,309	—	—	9,309
Stock compensation expense for options granted to purchase common stock	—	—	5,877	—	—	—	5,877
Other comprehensive loss:
Change in unrealized loss on available-for-sale investment securities, net of taxes	—	—	—	—	(840)	—	(840)	(840)

Comprehensive loss								$(195,570)

Balances, December 31, 2008	59,792	$60	$396,059	$9,309	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	(37,911)	(37,911)	$(37,911)
Contribution from affiliates	—	—	34	—	—	—	34
Issuance of common stock, net of forfeitures	19,955	20	92,763	—	—	—	92,783
Repurchase of common stock	(16,667)	(17)	(73,544)	—	—	—	(73,561)
Issuance of restricted stock units	—	—	—	6,311	—	—	6,311
Stock compensation expense for options granted to purchase common stock	—	—	2,988	—	—	—	2,988
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	114	—	114	114

Comprehensive loss								$(37,797)

Balances, June 30, 2009	63,080	$63	$418,300	$15,620	$(104)	$(139,394)	$294,485

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(37,911)	$(35,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,624	4,999
Stock compensation	9,300	6,991
Net investment loss from mortgage-backed and long-term securities	78	4,283
Impairment of intangible assets	5,350	—
Other	574	(4,441)
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(12,174)	(19,533)
Investment banking	(3,041)	(8,970)
Asset management fees	133	518
Affiliates	2,328	(158)
Interest, dividends and other	19,685	(3,900)
Trading securities, at fair value	(28,420)	2,079
Prepaid expenses and other assets	3,187	(1,812)
Changes in operating liabilities:
Securities sold but not yet purchased, at fair value	15,799	53
Accrued compensation and benefits	(16,967)	1,681
Accounts payable, accrued expenses and other liabilities	(3,859)	(53)
Brokers, dealers and clearing organizations	4,704	—

Net cash used in operating activities	(35,610)	(53,686)

Cash flows from investing activities:
Purchases of mortgage-backed securities	—	(599,953)
Receipt of principal payments on mortgage-backed securities	2,441	13,045
Proceeds from sales of mortgage-backed securities	450,396	—
Purchases of furniture, equipment, software, and leasehold improvements	(211)	(2,251)
Purchases of long-term investments	—	(6,598)
Proceeds from sales of and distributions from investment securities	7,633	13,064
Other	—	(600)

Net cash provided by (used in) investing activities	460,259	(583,293)

Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(416,037)	553,125
Repurchases of common stock	(73,561)	—
Proceeds from sales of common stock	90,616	576

Net cash (used in) provided by financing activities	(398,982)	553,701

Net increase (decrease) in cash and cash equivalents	25,667	(83,278)
Cash and cash equivalents, beginning of period	207,801	383,558

Cash and cash equivalents, end of period	$233,468	$300,280

Supplemental Cash Flow Information:
Cash payments for interest	$255	$2,369
Cash payments for taxes	$18	$542

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company is a member of an operating group of affiliates that may provide or receive services to and from each other. In July 2006, the Company entered into various inter-company and other contractual arrangements with Arlington Asset Investment Corp. (“Arlington Asset”), formerly known as Friedman, Billings, Ramsey Group, Inc., a publicly-traded corporation that invests primarily in mortgage-related assets (NYSE: AI) and Crestview Partners, L.P., a New York-based private equity firm (“Crestview”), including a professional services agreement and other related party contractual arrangements. In May 2009, the Company entered into a stock repurchase agreement with Arlington Asset (“Repurchase Agreement”) pursuant to which, among other things, the Company repurchased 16,667,000 shares of its common stock at a share price of $4.35 (see Note 11). Concurrently, the Company and Arlington Asset agreed to terminate various inter-company and other contractual arrangements between them.

Services Agreement

Under the services agreement with Arlington Asset, the Company was to provide or cause one or more of its subsidiaries to provide to Arlington Asset certain services, including various corporate overhead services, for fees based on costs incurred by the Company and its subsidiaries in providing the services. Similarly, Arlington Asset was to provide to the Company and its subsidiaries under the same services agreement certain services, including certain asset management services, for fees based on costs incurred by Arlington Asset in providing the services. The costs being allocated under each of these agreements primarily consists of total compensation and benefits of the employees providing the services, professional services, including consulting and legal fees, and facility costs for the employees providing the services.

This services agreement was terminated in connection with the Repurchase Agreement in May 2009 and replaced by a Transition Services Agreement pursuant to which the Company will provide Arlington Asset certain services for a fixed dollar amount. The services that the Company will provide include the following: employee benefit services, human resources and financial related services, data and network services and infrastructure, and facilities services, in each case subject to reductions in services (and associated costs) as requested by Arlington Asset. Arlington Asset agreed to use all commercially reasonable efforts to transition away from the services provided by the Company as soon as practicable and, in any event, no later than one year after the date of agreement.

During the three months ended June 30, 2009 and 2008, the Company’s operating expenses are reported net of $113 and $563, respectively, representing overhead costs allocated to affiliates. During the six months ended June 30, 2009 and 2008, the Company’s operating expenses are reported net of $323 and $1,132, respectively, representing overhead costs allocated to affiliates.

Corporate Agreement

Under the corporate agreement with Arlington Asset, Arlington Asset agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arose out of actions or events that occurred prior to the contribution. During the three months ended June 30, 2009 and 2008, Arlington Asset (recovered)/incurred costs of $(29) and $28, respectively, net of taxes pursuant to these indemnification provisions. During the six months ended June 30, 2009 and 2008, Arlington Asset incurred/(recovered) costs of $34 and $(157), respectively, net of taxes pursuant to these indemnification provisions. Pursuant to the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) Arlington Asset. This agreement was terminated in connection with the Repurchase Agreement.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the three and six months ended June 30, 2009, the Company recognized $236 and $472, respectively, of non-cash expense associated with these options.

Receivables and Payables

From time to time, the Company has provided funding to affiliates that was used for general operating purposes and settled in cash on a regular basis.

Receivables from affiliates consisted of the following as of the specified dates:

	June 30, 2009	December 31, 2008
Receivable from affiliated private equity and hedge funds	$805	$2,388
Receivable from Arlington Asset and wholly-owned subsidiaries	75	820

	$880	$3,208

3.	Financial Instruments and Long-Term Investments:

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

Level 1 Inputs	—	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

Level 2 Inputs	—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs	—	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consist of marketable equity securities. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. For the three and six months ended June 30, 2008, the Company held warrants received in connection with certain capital raising transactions. Such investments are classified as Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under SFAS 157 as of June 30, 2009 and December 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2009	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$189	$189	$—	$—

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$3,154	$1,042	$—	$2,112
Convertible and fixed income debt securities	43,220	—	43,218	2
Marketable equity securities sold but not yet purchased	(21,704)	(21,704)	—	—
Convertible and fixed income debt securities sold but not yet purchased	(2,419)	—	(2,419)	—

Total	$22,251	$(20,662)	$40,799	$2,114

As of June 30, 2009, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $2,114, or 0.6% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2009 and 2008. Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, and included in earnings for the three and six months ended June 30, 2009 and 2008, are reported in principal transactions on the Company’s statement of operations. As of and during the three months ended June 30, 2009 and 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets. The following tables present the rollforward of Level 3 financial assets for the periods indicated:

Three Months Ended June 30, 2009
Trading Securities
Beginning balance, April 1, 2009	$3,038
Total net losses (realized/unrealized)
Included in earnings	112
Included in other comprehensive income	—
Net purchases, issuances, settlements, and principal payoffs	(1,036)

Ending balance, June 30, 2009	$2,114

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(51)

Six Months Ended June 30, 2009
Trading Securities
Beginning balance, January 1, 2009	$3,207
Total net losses (realized/unrealized)
Included in earnings	(2)
Included in other comprehensive income	—
Net purchases, issuances, settlements, and principal payoffs	(1,091)

Ending balance, June 30, 2009	$2,114

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(156)

	Three Months Ended June 30, 2008
	Long-Term Investments	Trading Securities	Total
Beginning balance, April 1, 2008	$2,641	$42,640	$45,281
Total gains and losses (realized/unrealized)
Included in earnings	(313)	(1,480)	(1,793)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,245)	(24,698)	(25,943)

Ending balance, June 30, 2008	$1,083	$16,462	$17,545

	Six Months Ended June 30, 2008
	Long-Term Investments	Trading Securities	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total gains and losses (realized/unrealized)
Included in earnings	(818)	(2,117)	(2,935)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,245)	12	(1,233)

Ending balance, June 30, 2008	$1,083	$16,462	$17,545

There were no transfers of securities in to, or out of, Level 3 financial assets during the three and six months ended June 30, 2009.

Long-term Investments and Mortgage-Backed Securities, at Fair Value

Long-term investments and mortgage-backed securities, at fair value, consisted of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
Long-term investments, at fair value:
Marketable equity securities	$189	$750

Mortgage-backed securities, at fair value:
Fannie Mae(1)	$—	$454,339

(1)	As of December 31, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating-rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae. The weighted average coupon of these securities was 1.34% as of December 31, 2008. During the six months ended June 30, 2009, the Company sold its remaining mortgage-backed securities held as of December 31, 2008.

As of June 30, 2009 and December 31, 2008, the Company had investments in securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2009
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Marketable equity securities	$293	$—	$(104)	$189

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2008
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Agency mortgage-backed securities	$454,339	$—	$—	$454,339
Marketable equity securities	968	—	(218)	750

	$455,307	$—	$(218)	$455,089

(1)	Duration of unrealized losses is less than 12 months

During the six months ended June 30, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $(1,502). There were no comparable sales of mortgage-backed securities during the six months ended June 30, 2008.

During the three and six months ended June 30, 2009, the Company received $731 from sales of marketable equity securities resulting in gross gains of $57. During the three and six months ended June 30, 2008, the Company received $5,433 and $10,929, respectively, from sales of marketable equity securities resulting in gross gains of $547 and $839, respectively.

The Company evaluated its portfolio of marketable equity securities for impairment. For the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and duration of the impairments. The Company evaluated the near-term prospects for the investments in an unrealized loss position in relation to the severity and duration of the impairments. Based on the limited duration of these unrealized losses and consideration of market activity during the three and six months ended June 30, 2009, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2009. The Company did not recognize any impairment charges related to marketable equity securities during the three and six months ended June 30, 2009 and 2008.

Trading Securities and Trading Account Securities Sold but Not Yet Purchased, at Fair Value

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	June 30, 2009		December 31, 2008
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$3,154	$2,419	$3,919	$8,325
Convertible and fixed income debt securities	43,220	21,704	14,035	—

	$46,374	$24,123	$17,954	$8,325

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

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
Non-public equity securities	$26,425	$27,919
Investment funds	8,005	12,505

	$34,430	$40,424

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the three and six months ended June 30, 2009. During the six months ended June 30, 2008, the Company recorded other-than-temporary impairment losses of $2,870 relating to investments in three non-public equity securities. The Company did not record any other-than-temporary impairment losses for the three months ended June 30, 2008.

During the three and six months ended June 30, 2009, the Company received $1,598 and $1,747, respectively, from sales of non-public equity securities, resulting in gross gains of $175 and $324, respectively. There were no comparable sales of non-public equity securities during the three and six months ended June 30, 2008.

During the three and six months ended June 30, 2009, the Company received $4,346 and $5,154, respectively, from the redemption of investments in several funds. There were no comparable redemptions from investment funds during the three and six months ended June 30, 2008.

4.	Intangible Assets:

The following table reflects the components of intangible assets as of the dates indicated:

	June 30, 2009	December 31, 2008
Management contracts:
Cost	$5,656	$18,465
Accumulated amortization	(2,913)	(9,790)

Net	$2,743	$8,675

Acquired revenue contracts:
Cost	$600	$600
Accumulated amortization	(505)	(332)

Net	$95	$268

Total:
Cost	$6,256	$19,065
Accumulated amortization	(3,418)	(10,122)

Net	$2,838	$8,943

In assessing the management contract intangible assets as of June 30, 2009, the Company determined that adverse market conditions had resulted in a triggering event requiring assessment of the fair value of the intangible asset related to a money market fund managed by the Company that is included in the Company’s asset management segment.

Factors such as significantly reduced yields on short term government investments and the requirement for the Company to both waive its management fees and reimburse certain expenses of the fund resulted in the management contract becoming unprofitable for the Company in the period. In determining the fair value of this intangible asset, the Company concluded that based on the cost structure of the money market fund, a forecasted continuation of a low rate environment for short term government investments and the forecasted ongoing waiver of its management fees and the resulting negative cash flows of these conditions, the intangible asset should be valued at zero as of June 30, 2009. As a result, the Company recorded an impairment charge of $5,350 that is included in the statement of operations for the three and six months ended June 30, 2009. There were no intangible asset impairment charges recorded during the three and six months ended June 30, 2008.

5.	Borrowings:

The Company entered into repurchase agreements with various financial institutions that were used in conjunction with the Company’s previous investments in mortgage-backed securities. As of June 30, 2009, the Company had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2008 were repaid during the six months ended June 30, 2009. The Company currently does not intend to enter into repurchase agreement borrowings.

6.	Derivative Financial Instruments and Hedging Activities:

During the six months ended June 30, 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. As a result of the sale of the interest-rate caps, the Company recognized an investment gain of $459 during the six months ended June 30, 2009.

7.	Income Taxes:

During the three and six months ended June 30, 2009, the Company recorded tax provisions of $104 and $713, respectively. During the three and six months ended June 30, 2008, the Company recorded tax benefits of $(9,974) and $(10,781), respectively. The Company’s effective tax rate for the three and six months ended June 30, 2009 was (0.5%) and (1.9%), respectively. The Company’s effective tax rate for the three and six months ended June 30, 2008 was 28.3% and 23.3%, respectively. The effective tax rate for the three and six months ended June 30, 2009 differed from the statutory tax rate primarily due to the full valuation allowance on the tax benefit of the book losses incurred in this period and the expected tax liability related to domestic operations due to the Company’s projected taxable income for 2009 that will be subject to alternative minimum tax. The projected regular federal and state tax liabilities will be offset by realizing the tax benefits of a portion of the federal and state net operating loss carryforwards in 2009. The effective tax rate for the three and six months ended June 30, 2008 differed from the statutory tax rate due to the discrete period reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under SFAS No. 123(R), “Share-Based Payment” and the full valuation allowance on the tax benefits related to the losses incurred at Freidman, Billings, Ramsey International, Ltd. (“FBRIL”), the Company’s U.K. broker dealer subsidiary.

The Company continues to provide a valuation allowance against the net deferred tax assets since the Company believes that based on the criteria in SFAS No. 109, “Accounting for Income Taxes,” it is more likely than not that the benefits of these assets will not be realized in the future.

8.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2009, FBR & Co. had net capital of $65,572 that was $63,285 in excess of its required net capital of $2,287. As of June 30, 2009, FBRIL had net capital in excess of required amounts.

9.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and six months ended June 30, 2009 and 2008, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	54,391	54,391	64,755	64,755
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	54,391	54,391	64,755	64,755

Net loss applicable to common stock	$(21,744)	$(21,744)	$(25,249)	$(25,249)

Loss per common share	$(0.40)	$(0.40)	$(0.39)	$(0.39)

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	56,741	56,741	64,592	64,592
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	56,741	56,741	64,592	64,592

Net loss applicable to common stock	$(37,911)	$(37,911)	$(35,423)	$(35,423)

Loss per common share	$(0.67)	$(0.67)	$(0.55)	$(0.55)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of anti-dilutive stock options, unvested restricted stock and RSUs, end of period (in thousands)	17,541	14,106	17,541	14,106

10.	Commitments and Contingencies:

As of June 30, 2009, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933 (the “Securities Act”), as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act, against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this may decrease or eliminate the value of the indemnity that FBR & Co. received from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint, which is still pending. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s financial condition, operating results and liquidity.

11.	Shareholders’ Equity:

Share Repurchases

In May 2009, the Company entered into a Repurchase Agreement with Arlington Asset and Arlington Asset’s direct, wholly-owned subsidiary, FBR TRS Holdings, Inc., pursuant to which, among other things, the Company repurchased 16,667,000 shares of its common stock at a share price of $4.35 for a total cost of $72,501 plus transaction-related expenses of $1,060. Along with this agreement, the companies agreed to terminate all of the agreements then in place between Arlington Asset and the Company, other than a Voting Agreement, dated as of July 20, 2006, by and among the Company and certain of its subsidiaries, Arlington Asset and certain of its subsidiaries, and certain affiliates of Crestview, which agreement was amended and restated. At the same time, the Company entered into the following agreements with Arlington Asset: a Transition Services Agreement, an Assignment and Assumption Agreement, a Trademark and Copyright Assignment, a Domain Name Assignment and a Trademark License Agreement.

Common Stock Offering

In June 2009, the Company completed a public follow-on equity offering of 20,000,000 shares of its common stock at a per share price of $4.65. As result of the offering, the Company received proceeds of $90,143, net of $2,857 in transaction costs.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2009, the Company recognized compensation (credit) expense of $(71) and $249, respectively. For the three and six months ended June 30, 2008, the Company recognized compensation (credit) expense of $(54) and $227, respectively.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Stock options	$1,228	$738	$2,157	$1,662
Restricted shares	$1,266	$1,262	$2,349	$3,211
RSUs	$2,204	$1,156	$3,962	$1,676

The following table presents issuance activity related to grants of these awards for the periods indicated:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	578,582	—	485,520	1,148,026	—	871,290
Grant date fair value per share	$2.35	$—	$4.06	$2.01	$—	$3.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the periods indicated:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Volatility	56.8%	56.8%
Risk-free interest rate	1.61%	2.15%
Expected life	3.6 years	5.1 years
Dividend yield	—	—

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and weighted average vesting period in which the expense will be recognized:

	As of June 30, 2009
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$5,505	$9,524	$21,197
Unvested awards	5,841,472	1,443,773	6,193,676
Weighted average vesting period	2.2 years	2.4 years	3.8 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust and are not returnable to the Company. In settlement of such accrued incentive compensation, the Company granted the following RSUs for the periods indicated:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
RSU issuances	—	829,058
Aggregate grant date fair value	$—	$2,731

12.	Segment Information:

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $2,467 and $5,101 for the three months ended June 30, 2009 and 2008, respectively. The Company’s revenues from foreign operations totaled $5,236 and $9,191 for the six months ended June 30, 2009 and 2008, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended June 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$8,657	$—	$—	$8,657
Institutional brokerage	33,444	—	—	33,444
Base management fees	—	2,612	—	2,612
Net investment income	—	—	1,369	1,369
Net interest income	170	—	5	175
Other	97	858	116	1,071

Total	42,368	3,470	1,490	47,328

Operating Expenses:
Variable	17,079	2,306	20	19,405
Fixed	40,913	3,017	283	44,213
Impairment of intangible assets	—	5,350	—	5,350

Total	57,992	10,673	303	68,968

Pre-tax (loss) income	$(15,624)	$(7,203)	$1,187	$(21,640)

Compensation and benefits:
Variable	$11,552	$453	$11	$12,016
Fixed	21,987	1,413	137	23,537

Total	$33,539	$1,866	$148	$35,553

Total assets	$198,631	$16,265	$157,701	$372,597

Total net assets	$116,740	$14,942	$162,803	$294,485

	Three Months Ended June 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$8,153	$—	$—	$8,153
Institutional brokerage	34,326	—	—	34,326
Base management fees	—	4,153	—	4,153
Net investment income	—	—	1,059	1,059
Net interest income	340	—	1,480	1,820
Other	348	493	136	977

Total	43,167	4,646	2,675	50,488

Operating Expenses:
Variable	28,939	2,871	50	31,860
Fixed	47,676	5,691	484	53,851

Total	76,615	8,562	534	85,711

Pre-tax (loss) income	$(33,448)	$(3,916)	$2,141	$(35,223)

Compensation and benefits:
Variable	$20,764	$1,133	$34	$21,931
Fixed	23,476	2,608	258	26,342

Total	$44,240	$3,741	$292	$48,273

Total assets	$273,679	$28,062	$1,125,471	$1,427,212

Total net assets	$195,570	$23,339	$262,744	$481,653

	Six Months Ended June 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$16,554	$—	$—	$16,554
Institutional brokerage	73,006	—	—	73,006
Base management fees	—	5,045	—	5,045
Net investment loss	—	—	(78)	(78)
Net interest income	385	—	374	759
Other	104	1,464	125	1,693

Total	90,049	6,509	421	96,979

Operating Expenses:
Variable	36,195	4,329	24	40,548
Fixed	80,819	6,677	783	88,279
Impairment of intangible assets	—	5,350	—	5,350

Total	117,014	16,356	807	134,177

Pre-tax loss	$(26,965)	$(9,847)	$(386)	$(37,198)

Compensation and benefits:
Variable	$26,116	$1,006	$11	$27,133
Fixed	42,144	3,137	137	45,418

Total	$68,260	$4,143	$148	$72,551

Total assets	$198,631	$16,265	$157,701	$372,597

Total net assets	$116,740	$14,942	$162,803	$294,485

	Six Months Ended June 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$78,138	$—	$—	$78,138
Institutional brokerage	65,688	—	—	65,688
Base management fees	—	8,797	—	8,797
Net investment loss	—	—	(3,048)	(3,048)
Net interest income	1,441	—	2,514	3,955
Other	(273)	915	362	1,004

Total	144,994	9,712	(172)	154,534

Operating Expenses:
Variable	77,601	6,506	81	84,188
Fixed	105,062	10,664	824	116,550

Total	182,663	17,170	905	200,738

Pre-tax loss	$(37,669)	$(7,458)	$(1,077)	$(46,204)

Compensation and benefits:
Variable	$59,831	$2,844	$58	$62,733
Fixed	51,268	4,651	484	56,403

Total	$111,099	$7,495	$542	$119,136

Total assets	$273,679	$28,062	$1,125,471	$1,427,212

Total net assets	$195,570	$23,339	$262,744	$481,653

13.	Recent Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased. It reaffirms the objectives for fair value measurements in accordance with SFAS 157 have remained the same. It also provides additional guidance in determining whether a transaction is not orderly. FSP FAS 157-4 was effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 157-4 for the reporting period ending June 30, 2009. Adoption of FSP FAS 157-4 did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 revises the guidance for the recognition and reporting requirements for other-than-temporary impairments of debt securities. It eliminates the “ability and intent to hold” provision of SFAS 115 for debt securities only and now requires that an impairment be considered other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). It also requires additional disclosures for interim and annual reporting periods for both debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 for the reporting period ending June 30, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments” and APB 28-1, “Interim Financial Reporting” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends the disclosure requirements for public companies by requiring the disclosure of the fair value of financial instruments on an interim reporting basis as well as annual basis. This change in disclosure requirements is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 for the reporting period ending June 30, 2009. Because adoption of this standard will impact the Company’s disclosures and not its accounting treatment for financial instruments, adoption of FSP FAS 107-1 and APB 28-1 did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued Staff Position FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP FAS 141(R)-1 is effective for contingencies resulting from business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS 166”). SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166 on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial statements.

14.	Subsequent Events:

The Company has evaluated subsequent events through August 10, 2009, which was the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this report.

Business Environment

At the beginning of 2009, the capital markets continued to demonstrate periods of unprecedented volatility and instability as a result of the economic downturn that began in the second half of 2007. Over the second quarter, however, there have been signs that the capital markets are entering a recovery period, such as a slowdown in economic decline, gains on major market indices, and a return to more normalized volatility, albeit at levels that are still slightly above historical averages. Nevertheless, the credit markets continue to be affected by illiquidity and uncertainty in investor confidence. During the first quarter, the convertible securities sector of the credit markets improved as companies began exploring efforts to obtain capital to weather the current economic environment. During the second quarter, capital raising efforts among several sectors increased, however, most of these transactions were limited to major financial institutions raising capital in an effort to repay capital infusions from the Federal government under the Emergency Economic Stabilization Act of 2008. There continues to be a low volume of capital formation and advisory transactions within the middle-market sector as efforts to spur a financial recovery have been focused primarily on major corporations in the financial and auto sectors.

Executive Summary

For the three months ended June 30, 2009, our total revenues, net of interest expense, were $47.3 million and our net loss was $21.7 million, compared to total net revenues of $50.5 million and a net loss of $25.2 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, our total revenues, net of interest expense, were $97.0 million and our net loss was $37.9 million, compared to total net revenues of $154.5 million and a net loss of $35.4 million for the six months ended June 30, 2008. The following is an analysis of our operating results by segment for the three and six months ended June 30, 2009 and 2008.

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

	Three Months Ended June 30,
	2009	2008
Revenues, net of interest expense:
Investment banking	$8,657	$8,153
Institutional brokerage	33,444	34,326
Net interest income	170	340
Other	97	348

Total	42,368	43,167

Operating Expenses:
Variable	17,079	28,939
Fixed	40,913	47,676

Total	57,992	76,615

Pre-tax loss	$(15,624)	$(33,448)

The pre-tax loss from our capital markets segment decreased from $33.4 million for the three months ended June 30, 2008 to a pre-tax loss of $15.6 million for the three months ended June 30, 2009. This decrease is primarily attributable to a $18.6 million decrease in overall expenses in this segment. Variable expenses decreased $11.9 million, or 41.0%, during the second quarter of 2009, reflecting initiatives undertaken to reduce compensation expense and costs associated with investment banking transactions. Fixed expenses decreased $6.8 million, or 14.2%, during the second quarter of 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in employees and a decrease in business development activities. The reduction in fixed costs reflects our actions over the past year to size our business and cost structure to the current operating environment. Revenues for this segment were slightly lower during the current year as compared to 2008. Our institutional brokerage sales and trading revenues decreased to $33.4 million for the three months ended June 30, 2009 as compared to $34.3 million for the three months ended June 30, 2008. During the second quarter of 2009, revenues increased $0.5 million compared to the same period in 2008, however, our investment banking activities continued to be affected by adverse market conditions related to middle-market companies.

	Six Months Ended June 30,
	2009	2008
Revenues, net of interest expense:
Investment banking	$16,554	$78,138
Institutional brokerage	73,006	65,688
Net interest income	385	1,441
Other	104	(273)

Total	90,049	144,994

Operating Expenses:
Variable	36,195	77,601
Fixed	80,819	105,062

Total	117,014	182,663

Pre-tax loss	$(26,965)	$(37,669)

The pre-tax loss from our capital markets segment decreased from $37.7 million for the six months ended June 30, 2008 to a pre-tax loss of $27.0 million for the six months ended June 30, 2009. This decrease is primarily attributable to a $65.6 million decrease in overall expenses in this segment. Variable expenses decreased $41.4 million, or 53.4%, during the first half of 2009, reflecting reduced compensation expense and costs directly related to the decrease in net revenues. Fixed expenses decreased $24.2 million, or 23.1%, during the first six months of 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in employees and a decrease in business development activities. The reduction in fixed costs reflects our actions over the past year to size our business and cost structure to the current operating environment. Investment banking revenues decreased $61.6 million during the first six months of 2009, reflecting substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2009 reflects the continued effect that the dislocation in credit markets and a world-wide recession has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $73.0 million for the six months ended June 30, 2009 as compared to $65.7 million for the six months ended June 30, 2008. This increase in institutional brokerage sales and trading revenues is attributable to the integration of a convertible securities sales and trading platform in the second half of 2008.

Asset Management

Our asset management segment consists primarily of the management of a family of mutual funds. As the equity markets continued to fluctuate during the second quarter and first half of 2009, our net assets under management increased 16.7% to $1.4 billion at June 30, 2009 from $1.2 billion at March 31, 2009 and remained consistent with the $1.4 billion at December 31, 2008. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended June 30,
	2009	2008
Revenues, net of interest expense:
Base management fees	$2,612	$4,153
Other	858	493

Total	3,470	4,646

Operating Expenses:
Variable	2,306	2,871
Fixed	3,017	5,691
Impairment of intangible assets	5,350	—

Total	10,673	8,562

Pre-tax loss	$(7,203)	$(3,916)

The pre-tax loss from our asset management segment increased to $7.2 million for the three months ended June 30, 2009 compared to a pre-tax loss of $3.9 million for the three months ended June 30, 2008. The increase in pre-tax loss is a result of a $5.4 million impairment of an intangible asset related to a management contract for a money market mutual fund. The impairment was the result of factors such as significantly reduced yields on short term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of a low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge. This impairment charge and reduction in revenues as a result of a decrease in average assets under management was partially offset by a decrease in fixed operating expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees.

	Six Months Ended June 30,
	2009	2008
Revenues, net of interest expense:
Base management fees	$5,045	$8,797
Other	1,464	915

Total	6,509	9,712

Operating Expenses:
Variable	4,329	6,506
Fixed	6,677	10,664
Impairment of intangible assets	5,350	—

Total	16,356	17,170

Pre-tax loss	$(9,847)	$(7,458)

The pre-tax loss from our asset management segment increased to $9.8 million for the six months ended June 30, 2009 compared to a pre-tax loss of $7.5 million for the six months ended June 30, 2008. The increase in pre-tax loss was a result of a $5.4 million impairment of an intangible asset related to a management contract for a money market mutual fund, discussed above. This impairment charge and reduction in revenues as a result of a decrease in average assets under management was partially offset by a decrease in fixed operating expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees.

The following tables provide detail relating to our assets under management (dollars in millions):

	June 30, 2009		December 31, 2008
	Gross(1)	Net(2)	Gross(1)	Net(2)
Managed accounts	$—	$—	$216.6	$216.6
Hedge and offshore funds	4.2	4.1	23.6	21.0
Mutual funds:
Equity	1,292.0	1,285.1	1,088.6	1,079.6
Fixed income and money market	79.8	79.8	100.0	99.8
Private equity funds	13.8	12.4	17.1	15.9

Total	$1,389.8	$1,381.4	$1,445.9	$1,432.9

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of June 30, 2009, our principal investing activity consists of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Revenues, net of interest expense:
Net investment income	$1,369	$1,059
Net interest income	5	1,480
Other	116	136

Total	1,490	2,675

Operating Expenses:
Variable	20	50
Fixed	283	484

Total	303	534

Pre-tax income	$1,187	$2,141

The pre-tax income from our principal investing segment decreased to $1.2 million for the three months ended June 30, 2009 compared to pre-tax income of $2.1 million for the three months ended June 30, 2008. The decrease in pre-tax income is primarily attributable to the decrease in net interest income as a result of the sale of mortgage-backed securities during the first quarter of 2009 and reinvestment of this capital at a lower yield. This decrease is partially offset by an increase in net investment income related to sales of merchant banking positions and performance of our investment funds during the quarter.

	Six Months Ended June 30,
	2009	2008
Revenues, net of interest expense:
Net investment loss	$(78)	$(3,048)
Net interest income	374	2,514
Other	125	362

Total	421	(172)

Operating Expenses:
Variable	24	81
Fixed	783	824

Total	807	905

Pre-tax loss	$(386)	$(1,077)

The pre-tax loss from our principal investing segment decreased to $0.4 million for the six months ended June 30, 2009 compared to pre-tax loss of $1.1 million for the six months ended June 30, 2008. The decrease in the pre-tax loss is primarily attributable to the decrease in net investment loss as a result of impairment charges of $2.9 million on long-term equity investments during the six months ended June 30, 2008, with no comparable charges in the same period of 2009, partially offset by a decrease in net interest income related to the sale of mortgage-backed securities. During the first six months of 2009, we sold the $454.3 million of mortgage-backed security positions held as of December 31, 2008, and retired the repurchase agreements financing these positions resulting in losses of $1.5 million.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $34.6 million as of June 30, 2009. Of this total, $24.4 million was held in the merchant banking portfolio, $8.0 million was held in investment funds and $2.2 million was held in other long-term investments. The following table provides additional detail regarding our merchant banking and other long-term investments as of June 30, 2009 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	June 30, 2009
	Number of Shares	Original Cost Basis	Adjusted Basis(1)	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities:
Grubb & Ellis Company	236,558	$1,519	$293	$189

Total long-term investments, at fair value		$1,519	$293	$189

Other long-term investments:
Merchant banking—non-public securities(2):
Cohen Financial	112,892	$5,000	$790	$790
Ellington Financial LLC	1,438,750	27,049	21,581	21,581
Thunderbird Resorts, Inc.	1,249,914	10,722	1,875	1,875

Total		$42,771	$24,246	$24,246

Investment funds				8,005
Other investments				2,179

Total other long-term investments				$34,430

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges.
(2)	As of June 30, 2009, these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net loss decreased from $25.2 million in the second quarter of 2008 to a net loss of $21.7 million in the second quarter of 2009. The decrease in net loss was primarily the result of the performance of our capital markets segment, where as a result of the positive effects of significant reductions in both variable and fixed costs, pre-tax loss decreased from $33.4 million during the second quarter of 2008 to a loss of $15.6 million during the second quarter of 2009. Pre-tax income from our principal investing segment decreased from $2.1 million during the second quarter of 2008 to $1.2 million during the second quarter of 2009, reflecting a decrease in net interest income for the second quarter of 2009 as compared to the same period in 2008. The pre-tax loss from our asset management segment increased from a pre-tax loss of $3.9 million during the second quarter of 2008 to a $7.2 million loss during the second quarter of 2009 as a result of a $5.4 million impairment of an intangible asset related to a money market mutual fund management contract in 2009 that is not comparable to 2008. Our income tax benefit was $10.0 million in the second quarter of 2008 as compared to a tax provision of $0.1 million in the second quarter of 2009 as we continue to maintain a full valuation allowance on net deferred tax assets.

Our net revenues decreased 6.3% from $50.5 million during the second quarter of 2008 to $47.3 million during the second quarter of 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased 7.5% from $4.0 million in the second quarter of 2008 to $4.3 million in the second quarter of 2009. Revenues increased slightly during the quarter when compared to the same period in 2008, however our investment banking activities continued to be adversely affected by the continued dislocation in U.S. financial markets and the world-wide recession. We did not complete any individually significant equity capital raising transactions during the second quarter of either 2008 or 2009.

Advisory revenues increased 4.8% from $4.2 million in the second quarter of 2008 to $4.4 million generated in the second quarter of 2009. We completed two merger and acquisition and advisory assignments in the second quarter of 2008 as compared to four merger and acquisition and advisory assignments in the second quarter of 2009.

Institutional brokerage revenues from agency commissions and principal transactions decreased 3.2% from $34.8 million in the second quarter of 2008 to $33.7 million in the second quarter of 2009 as a result of decreases in listed agency commissions, partially offset by increases in principal sales credits and decreases in trading losses as a result of the integration of a convertible securities sales and trading platform in the second half of 2008.

Asset management base management fees decreased 38.1% from $4.2 million in the second quarter of 2008 to $2.6 million in the second quarter of 2009. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment income was $0.7 million in the second quarter of 2008 compared to $1.4 million in the second quarter of 2009. The increase is primarily attributable to income from investment funds as a result of fund performance during the second quarter of 2009 as compared to the second quarter of 2008.

Net interest income decreased 91.7% from $2.4 million in the second quarter of 2008 to $0.2 million in the second quarter of 2009. This decrease is primarily attributable to lower investment yields during the second quarter of 2009 as compared to 2008. Specifically, in 2008, a portion of our liquid capital was invested in mortgage-backed securities. These securities were sold during the first quarter of 2009 and subsequent to these sales, such capital has been held in cash and cash equivalents.

Other revenues increased 166.7% from $0.3 million in the second quarter of 2008 to $0.8 million in the second quarter of 2009. This increase is primarily the result of 12b-1 fees associated with our acquisition of a mutual fund distribution business at the end of the third quarter of 2008, partially offset by a decrease in dividends on trading positions.

Total non-interest expenses decreased 19.5% from $85.7 million in the second quarter of 2008 to $69.0 million in the second quarter of 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 26.3% from $48.3 million in the second quarter of 2008 to $35.6 million in the second quarter of 2009. This decrease is primarily due to a $9.9 million decrease in variable compensation associated with changes to our incentive compensation structure as well as a decrease in fixed compensation associated a 27% reduction in employees since the beginning of 2008.

Professional services expenses decreased 47.7% from $8.8 million in the second quarter of 2008 to $4.6 million in the second quarter of 2009 primarily due to decreased costs associated with the lower volume of investment banking transactions, a reduction in consultants associated with cost reduction initiatives, and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 60.6% from $6.6 million in the second quarter of 2008 to $2.6 million in the second quarter of 2009. This decrease is primarily due to a decrease in costs associated with investor conferences and events sponsored by us as well as decreased travel costs resulting from cost reduction initiatives.

Clearing and brokerage fees increased 11.8% from $3.4 million in the second quarter of 2008 to $3.8 million in the second quarter of 2009. The increase reflects the effects of a higher volume of trading activity where revenue generated per transaction has decreased.

Occupancy and equipment expenses decreased 7.1% from $8.4 million in the second quarter of 2008 to $7.8 million in the second quarter of 2009. The decrease in expenses is attributable to the effects of cost reduction initiatives and the reduction in employees over the past year.

Communications expenses decreased 16.1% from $6.2 million in the second quarter of 2008 to $5.2 million in the second quarter of 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services.

During the second quarter of 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market fund managed by us. The impairment was the result of factors such as significantly reduced yields on short term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of the low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge.

Other operating expenses remained consistent at $4.1 million in the second quarter of 2008 and the second quarter of 2009.

Income taxes changed from a $10.0 million tax benefit in the second quarter of 2008 to a $0.1 million tax provision in the second quarter of 2009. Our effective tax rate was (0.5%) in the second quarter of 2009. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefit of book losses in both the U.S and the U.K. and the projected alternative minimum tax liability related to domestic operations in 2009. In comparison, our effective rate was 28.3% in the second quarter of 2008. This rate differed from statutory tax rates due to the discrete reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under SFAS No. 123(R), “Share-Based Payment”.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net loss increased from $35.4 million in the first six months of 2008 to a net loss of $37.9 million in the first six months of 2009. The increase in net loss was primarily the result of recognizing an income tax benefit of $10.8 million in the first half of 2008 as compared to a tax provision of $0.7 million in the first half of 2009 as we continue to maintain a full valuation allowance on our net deferred tax assets. The impact of the change in income taxes was partially offset by a decrease in the pre-tax loss from $46.2 million for the six months ended June 30, 2008 to $37.9 million for the six months ended June 30, 2009. Pre-tax loss decreased despite a reduction in net revenues as a result of the positive effects of significant reductions in both variable and fixed costs across all of our segments. These cost reductions were partially offset by a $5.4 million intangible asset impairment charge in 2009 that is not comparable to 2008.

Our net revenues decreased 37.2% from $154.5 million during the first six months of 2008 to $97.0 million during the first six months of 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 87.5% from $68.9 million in the first six months of 2008 to $8.6 million in the first six months of 2009. The lower volume of capital raising activity was spread across all of our industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the world-wide recession. For the first six months of 2008, our revenues primarily consisted of $59.1 million in revenues from four private placements.

Advisory revenues decreased 14.0% from $9.3 million in the first six months of 2008 to $8.0 million generated in the first six months of 2009. We completed seven merger and acquisition and advisory assignments in the first six months of 2008 as compared to eight merger and acquisition and advisory assignments in the first six months of 2009.

Institutional brokerage revenues from agency commissions and principal transactions increased 10.1% from $66.6 million in the first six months of 2008 to $73.3 million in the first six months of 2009 as a result of the integration of a convertible securities sales and trading platform in the second half of 2008.

Asset management base management fees decreased 43.2% from $8.8 million in the first six months of 2008 to $5.0 million in the first six months of 2009. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management.

Net investment loss was $4.3 million in the first six months of 2008 compared to $0.1 million in the first six months of 2009. The net investment loss for the first six months of 2009 includes $1.0 million of realized losses on the sale of mortgage-backed securities and derivative assets, offset by income from investment funds as a result of fund performance and gains from the sale of certain merchant banking investments. Net investment losses during the first six months of 2008 include other-than-temporary impairment losses on long-term investments of $2.9 million.

Net interest income decreased 83.3% from $4.8 million in the first six months of 2008 to $0.8 million in the first six months of 2009. This decrease is primarily attributable to lower investment yields during the first six months of 2009 as compared to 2008. Specifically, in 2008, a portion of our liquid capital was invested in mortgage-backed securities. These securities were sold during the first quarter of 2009 and subsequent to these sales, such capital has been held in cash and cash equivalents.

Other revenues increased 160.0% from $0.5 million in the first six months of 2008 to $1.3 million in the first six months of 2009. This increase is primarily the result of 12b-1 fees associated with our acquisition of a mutual fund distribution business at the end of the third quarter of 2008 partially offset by a decrease in dividends on trading positions.

Total non-interest expenses decreased 33.1% from $200.7 million in the first six months of 2008 to $134.2 million in the first six months of 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 39.0% from $119.1 million in the first six months of 2008 to $72.6 million in the first six months of 2009. This decrease is primarily due to a $35.6 million decrease in variable compensation associated with decreased investment banking revenues as well as decrease in fixed compensation due to a 27% reduction in employees since the beginning of 2008. In addition, we incurred substantially higher severance costs in 2008 compared to 2009 as a result of the reduction in employees.

Professional services expenses decreased 54.5% from $20.0 million in the first six months of 2008 to $9.1 million in the first six months of 2009 primarily due to decreased costs associated with the lower volume of investment banking transactions, a reduction in consultants associated with cost reduction initiatives, and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management.

Business development expenses decreased 66.7% from $18.6 million in the first six months of 2008 to $6.2 million in the first six months of 2009. This decrease is primarily due to a decrease in costs associated with investor conferences and the PGA Tour’s FBR Open as well as decreased costs associated with the lower volume of investment banking transactions.

Clearing and brokerage fees increased 1.4% from $7.0 million in the first six months of 2008 to $7.1 million in the first six months of 2009. This increase is primarily due to an increase overall trading volume, including convertible securities trading.

Occupancy and equipment expenses decreased 7.1% from $17.0 million in the first six months of 2008 to $15.8 million in the first six months of 2009. The decrease in expenses is attributable to the effects of cost reduction initiatives and reduction in employees over the past year.

Communications expenses decreased 14.8% from $12.2 million in the first six months of 2008 to $10.4 million in the first six months of 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services.

During the second quarter of 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market fund managed by us. The impairment was the result of factors such as significantly reduced yields on short term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of the low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge.

Other operating expenses increased 13.2% from $6.8 million in the first six months of 2008 to $7.7 million in the first six months of 2009 due primarily to an increase in 12b-1 fees related to our acquisition of a mutual fund distribution business at the end of the third quarter 2008.

Income taxes changed from a $10.8 million tax benefit in the first six months of 2008 to a $0.7 million tax provision in the first six months of 2009. Our effective tax rate was (1.9%) in the first six months of 2009. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefit of book losses in both the U.S and the U.K. and the projected alternative minimum tax liability related to domestic operations in 2009. In comparison, our effective rate was 23.3% in the first six months of 2008. This rate differed from statutory tax rates due to the discrete reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under SFAS No. 123(R), “Share-Based Payment”.

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

Cash Flows

As of June 30, 2009, the Company’s cash and cash equivalents totaled $233.5 million representing a net increase of $25.7 million for the six months ended June 30, 2009. The increase is primarily attributable to the net effects of three transactions during the six months ended June 30, 2009, as described below. In the first quarter of 2009, we sold the mortgage-backed securities held at December 31, 2008 and repaid the related repurchase agreements used to finance these investments. In the second quarter of 2009, we repurchased 16.7 million shares of our common stock at $4.35 per share from Arlington Asset and later in the quarter completed a follow-on equity offering in which 20.0 million new shares were issued at $4.65 per share. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows that can occur in periods of decreased revenues and earnings.

Net cash used in the Company’s operating activities of $35.6 million for the first six months of 2009, compares to $53.7 million of cash used in operating activities during the first six months of 2008. This decrease in cash used in operating activities is primarily the result of a smaller outflow of cash related to working capital for the six months ended June 30, 2009 compared to same period in 2008. Also, the net loss adjusted for non-cash expenses and investing results was lower in 2009 compared to 2008 as a result of our cost reduction initiatives and reduction in employees.

Net cash provided by investing activities of $460.3 million during the first six months of 2009 compares to net cash used in investing activities of $583.3 million during the first six months of 2008, reflecting the difference in investing activity during the periods. The activity during 2009 reflects the sale of agency mortgage-backed securities, while the 2008 activity reflects the purchase of agency mortgage-backed securities, which were partially financed with repurchase agreement borrowings.

Similarly, the primary difference between the net cash used in financing activities of $399.0 million during the first six months of 2009, as compared to net cash provided by financing activities of $553.7 million during the first six months of 2008, relates to the partial financing of the agency mortgage-backed securities discussed above, as compared to sales of agency mortgage-backed securities and repayment of related repurchase agreement financings during the first six months of 2009. In addition, 2009 financing activities include the net effects of repurchasing 16.7 million shares of our common stock from Arlington Asset and completing a follow-on offering of 20.0 million shares of our common stock.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $233.5 million at June 30, 2009) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of June 30, 2009 and December 31, 2008, the Company’s liabilities totaled $78.1 million and $496.6 million, respectively. The decrease in our total assets and liabilities as of June 30, 2009 reflects the effect of our sale during the first six months of 2009 of agency mortgage-backed securities and the retirement of the related repurchase agreement borrowings. As of June 30, 2009, we had no outstanding borrowings.

Assets

Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments.

As of June 30, 2009 and December 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $233.5 million and $207.8 million, respectively.

The decrease in our total assets to $372.6 million as of June 30, 2009 compared to $800.4 million as of December 31, 2008, is primarily the result of our sale of agency mortgage-backed securities with a fair value of $454.3 million at December 31, 2008.

As of June 30, 2009, our long-term investments primarily consist of investments in marketable and non-public equity securities, mutual funds, and managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

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

Regulatory Capital

FBR Capital Markets & Co. (“FBR & Co.”), our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2009, FBR & Co. had total regulatory net capital of $65.6 million, which exceeded its required net capital of $2.3 million by $63.3 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Equity Transactions

In May 2009, the Company repurchased 16.7 million shares of its common stock from Arlington Asset at $4.35 per share, for a total cost of $72.5 million. Later in the quarter, the Company completed a follow-on public offering in which we sold 20.0 million shares, at $4.65 per share, which raised $90.1 million in new capital and in which Arlington Asset sold 1.5 million shares at the same price. Together, these two transactions along with a subsequent exercise of an overallotment in July 2009, in which an additional 411 thousand shares owned by Arlington Asset were sold, reduced Arlington Asset’s ownership stake in us to its current level of approximately 23%.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $1.5 million of liabilities as of June 30, 2009, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

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

We use a number of quantitative tools to manage our exposure to market risk in our trading businesses. These tools include:

Inventory position limits—we establish inventory position limits on gross and net positions, at both the trading desk and individual position level, and we monitor exposures against limits on a daily basis.

Scenario analysis—we apply stress tests and scenario analysis to estimate the potential impact on our trading revenues of highly stressful market environments in both the credit and equity markets.

Value at Risk—with respect to our convertible securities trading activities, we utilize a statistical measure of potential trading loss, called Value at Risk (“VaR”), to estimate the potential loss from adverse market moves in an ordinary market environment. We also establish VaR limits, as appropriate.

Value at Risk. We calculate VaR using a historical simulation model that isolates various risk elements associated with each of the convertible securities-related trading positions over a two-week time horizon and at a 95% confidence level. The simulation is based on data for the previous twelve months. This approach assumes that historical changes in market values are representative of future changes.

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a two-week time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount.

VaR is a model that predicts potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity.

The following table presents our weekly VaR related to our convertible securities trading activities over the six months ended June 30, 2009:

	For Six Months Ended June 30, 2009
	($ in thousands)
	2 Week VaR	Implied 1 Day VaR(1)
High	$1,005	$318
Low	$323	$102
Average	$703	$222

(1)	The implied 1-day VaR is calculated by dividing the two-week VaR by the square root of 10 (business days during the two-week period).

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the six months ended June 30, 2009. The table shows data reflecting that the actual lowest 5 percentile daily trading losses during the six months ended June 30, 2009 was $12 thousand, which is below the $102 thousand daily trading loss implied by the two-week VaR.

Equity Price Risk. Equity price risk represents the potential loss in value of a position due to adverse changes in the level or volatility of equity prices. We generally attempt to limit exposure to equity price risk on securities held as a result of our daily equity trading activities by limiting our intra-day and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker. We also seek to manage these risks by diversifying exposures, controlling position sizes, and establishing economic hedges in related securities, principally through short sale transactions.

While it is impossible to exactly project what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2009. The fair value of the $3.2 million of trading portfolio equity securities held would increase or decrease to $3.5 million and $2.9 million, respectively, and the fair value of the $34.6 million of long-term investments would increase or decrease to $38.1 million and $31.1 million respectively.

Except to the extent that we sell our marketable equity securities or other long term investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings. However, an increase or decrease in the value of equity method investments as well as trading securities will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2009 and December 31, 2008, we have recorded no liabilities with regard to this right. During the three and six months ended June 30, 2009 and 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2009, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2009, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2009, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this may decrease or eliminate the value of the indemnity that FBR & Co. received from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint, which is still pending. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s financial condition, operating results and liquidity.

Item 1A.	Risk Factors

Except as set forth in the discussion below that includes risk factors from Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-159415, filed with the SEC on June 8, 2009, as of June 30, 2009, there have been no material changes to the risk factors of the Company as previously disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Because Arlington Asset beneficially owns approximately 23% of the outstanding shares of the Company’s common stock, it may have influence over matters requiring stockholder approval.

Arlington Asset, through FBR TRS Holdings, Inc. (“FBR TRS Holdings”) and FBR Securities Investment HY, LLC (each of which is its wholly-owned subsidiary), beneficially owned approximately 23% of the voting power of the outstanding shares of the Company’s common stock, as of July 30, 2009. As a significant stockholder, Arlington Asset could exert influence over the outcome of all matters submitted to a vote of the Company’s stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock. This concentration of ownership may also delay or prevent a change in control of the Company and could support other actions that might be favorable to Arlington Asset but not to the Company’s other stockholders. In accordance with the terms of the Amended and Restated Voting Agreement, Arlington Asset is no longer obligated to vote in accordance with the Company’s board of directors’ recommendations or for nominees to the board except for Crestview’s director nominees.

Arlington Asset and Crestview each have certain registration rights with respect to the shares of the Company’s common stock owned by it and the exercise of these rights could affect the trading market for the Company’s common stock.

As of July 30, 2009, Arlington Asset and Crestview, directly and indirectly, beneficially owned approximately 23% and 14%, respectively, of the outstanding shares of the Company’s common stock. The Company entered into a registration rights agreement with Crestview, dated as of July 20, 2006, with respect to the shares of the Company’s common stock beneficially owned by Crestview. The Company also entered into a registration rights agreement with Arlington Asset, dated as of January 26, 2009, with respect to the shares of the Company’s common stock beneficially owned by Arlington Asset, and granted Arlington Asset registration rights in the Repurchase Agreement. Each of the registration rights agreements contains certain demand and piggyback registration rights.

If Arlington Asset or Crestview exercises its registration rights with respect to some or all of its shares of the Company’s common stock, this could have an adverse effect on the market price of the Company’s common stock. Arlington Asset or Crestview could sell its stake in the Company to one or more third parties that may not be favorable to our stockholders. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business in the event that the Company is unable to complete a business combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for the Company’s common stock.

Arlington Asset has requested that the Company file a registration statement with respect to all of the shares of the Company’s stock beneficially owned by Arlington Asset. In connection with the Repurchase Agreement, the Company agreed to cooperate diligently and in good faith with Arlington Asset, if requested, to facilitate the sale of the Company’s shares owned by Arlington Asset, in whole or in part, to prospective purchasers, subject to the terms and conditions of the Stock Repurchase Agreement.

Pursuant to the Amended and Restated Voting Agreement among Arlington Asset, FBR TRS Holdings, Crestview and the Company, each of Crestview and Arlington Asset has the right to designate two representatives to serve on our board of directors and therefore both have the ability to influence any action taken or recommended by the Company’s board of directors. If the interests of Crestview or Arlington Asset are in conflict with the interests of the Company’s other stockholders, their respective ability to influence the Company’s board of directors could result in a conflict of interest for members of the Company’s board.

In connection with the Repurchase Agreement, the Company entered into the Amended and Restated Voting Agreement with Arlington Asset, FBR TRS Holdings and Crestview that provides Crestview and Arlington Asset, among other things, with the right to designate two representatives each for election to the Company’s board of directors. Subject to certain conditions, Crestview and Arlington Asset also have the right to designate one representative each to serve on each of the committees of the Company’s board of directors, to the extent permitted by law and the applicable regulations of the NASDAQ Global Select Market (or, if not so permitted, such designee(s) will have certain observation rights). Accordingly, Crestview and Arlington Asset may have the ability to influence any action taken or recommended by the Company’s board of directors. If the interests of Crestview or Arlington Asset are in conflict with the interests of the Company’s other stockholders, the ability of Crestview or Arlington Asset to influence the Company’s board of directors could result in a conflict of interest for members of our board.

The Company’s exposure to legal liability is significant, and damages that the Company may be required to pay and the reputational harm that could result from legal action against the Company could materially adversely affect the Company’s businesses.

The Company faces significant legal risks in its businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice the Company provides to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. The Company is also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things.

As a brokerage and investment banking firm, the Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company’s services, it may be more damaging in the Company’s business than in other businesses. Moreover, the Company’s role as advisor to its clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, the Company’s activities may subject it to the risk of significant legal liabilities to its clients and aggrieved third parties, including stockholders of the Company’s clients who could bring securities class actions against it. The Company’s investment banking engagements typically include broad indemnities from its clients and provisions to limit its exposure to legal claims relating to its services, but these provisions may not protect it or may not be enforceable in all cases. Furthermore, there is no assurance that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on its results of operations or cause significant reputational harm to the Company, which could seriously harm its business and prospects.

FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. While these cases are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity, although the outcome of these matters could be material to our operating results and cash flows for a particular future period, depending on, among other things, the level of our revenues or income for such period. These cases include the following:

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this may decrease or eliminate the value of the indemnity that FBR & Co. received from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint, which is still pending. Because the Company intends to actively defend such litigation, significant legal expenses could be incurred. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, an adverse resolution of this litigation could materially affect the Company’s financial condition, operating results and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On May 20, 2009, we entered a Repurchase Agreement with Arlington Asset and Arlington Asset’s direct, wholly-owned subsidiary, FBR TRS Holdings, pursuant to which, among other things, we repurchased 16,667,000 shares of our common stock at a share price of $4.35 for a total cost of $72.5 million plus transaction-related expenses of $1.1 million. Along with this agreement, the companies agreed to terminate all of the agreements then in place between Arlington Asset and us, other than a Voting Agreement, dated as of July 20, 2006, by and among us and certain of our subsidiaries, Arlington Asset and certain of its subsidiaries, and certain affiliates of Crestview, which agreement was amended and restated. At the same time, we entered into the following agreements with Arlington Asset: a Transition Services Agreement, an Assignment and Assumption Agreement, a Trademark and Copyright Assignment, a Domain Name Assignment and a Trademark License Agreement.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 4, 2009. At the Annual Meeting, the shareholders voted on the election of eight directors to the Company’s Board of Directors, approval of amendments to the 2006 Long-term Incentive Plan, and the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009. Following are the results of the matters voted on at the Annual Meeting:

In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Nominee for Director	Votes in Favor	Votes Withheld
Eric F. Billings	49,753,244	3,659,798
Richard J. Hendrix	48,657,389	4,755,653
Richard M. DeMartini	48,243,453	5,169,589
Thomas J. Hynes, Jr.	51,428,335	1,984,707
Richard A. Kraemer	52,481,806	931,236
Ralph S. Michael, III	52,322,961	1,090,081
Thomas S. Murphy, Jr.	48,696,839	4,716,203
Arthur J. Reimers	51,455,584	1,957,458

The following other routine matters were approved by the shareholders:

	Votes in Favor	Votes Against	Votes Abstaining
Approval of amendments to the 2006 Long-term Incentive Plan	43,846,855	6,872,364	223,538
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009	53,394,619	13,517	4,906

Item 6.	Exhibits

Exhibit Number	Exhibit Title
4.01	Form of Amended and Restated Voting Agreement by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR TRS Holdings, Inc., Forest Holdings (ERISA) LLC, and Forest Holdings LLC*

10.01	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.*

10.03	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.04	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.05	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.06	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.07	Form of Trademark License Agreement, dated as of May 20, 2009, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: August 10, 2009	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2009	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit Number	Exhibit Title
4.01	Form of Amended and Restated Voting Agreement by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR TRS Holdings, Inc., Forest Holdings (ERISA) LLC, and Forest Holdings LLC*

10.01	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.*

10.03	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.04	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.05	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.06	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

10.07	Form of Trademark License Agreement, dated as of May 20, 2009, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.)*

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.