Form 10-Q
period 2009-09-30
FBR CAPITAL MARKETS CORP
filed 2009-11-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 30, 2009 was 63,673,003 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$244,147	$207,801
Receivables:
Investment banking	8,397	2,196
Asset management fees	3,217	1,091
Due from affiliates	1,568	3,208
Other	3,324	25,615
Investments:
Mortgage-backed securities, at fair value	—	454,339
Trading securities, at fair value	52,095	17,954
Long-term investments, at fair value	—	750
Other long-term investments	35,581	40,424
Due from brokers, dealers and clearing organizations	87,768	—
Derivative assets, at fair value	—	264
Goodwill	5,882	—
Intangible assets, net	2,803	8,943
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	17,717	24,442
Prepaid expenses and other assets	9,598	13,342

Total assets	$472,097	$800,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold but not yet purchased, at fair value	$30,543	$8,325
Repurchase agreements	—	416,037
Accrued compensation and benefits	37,233	43,919
Accounts payable, accrued expenses and other liabilities	21,932	25,352
Due to brokers, dealers and clearing organizations	86,566	3,009

Total liabilities	176,274	496,642

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 63,674,103 and 59,791,914 shares issued and outstanding, respectively	64	60
Additional paid-in capital	424,517	396,059
Restricted stock units	17,606	9,309
Accumulated other comprehensive loss	—	(218)
Accumulated deficit	(146,364)	(101,483)

Total shareholders’ equity	295,823	303,727

Total liabilities and shareholders’ equity	$472,097	$800,369

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Investment banking:
Capital raising	$28,977	$6,762
Advisory	4,744	5,999
Institutional brokerage:
Principal transactions	10,468	2,610
Agency commissions	21,008	33,792
Asset management:
Base management fees	2,896	3,710
Net investment income (loss)	29	(11,043)
Interest income	346	8,680
Other	2,972	184

Total revenues	71,440	50,694
Interest expense	—	5,139

Revenues, net of interest expense	71,440	45,555

Non-Interest Expenses:
Compensation and benefits	47,129	55,604
Professional services	5,891	9,281
Business development	2,931	5,189
Clearing and brokerage fees	3,787	3,810
Occupancy and equipment	9,062	8,077
Communications	5,258	5,700
Other operating expenses	4,340	4,576

Total non-interest expenses	78,398	92,237

Loss before income taxes	(6,958)	(46,682)
Income tax provision (benefit)	12	(18,122)

Net loss	$(6,970)	$(28,560)

Basic loss per share	$(0.11)	$(0.44)

Diluted loss per share	$(0.11)	$(0.44)

Weighted average shares outstanding:
Basic (in thousands)	63,181	64,988

Diluted (in thousands)	63,181	64,988

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Investment banking:
Capital raising	$37,549	$75,632
Advisory	12,726	15,267
Institutional brokerage:
Principal transactions	31,638	13,455
Agency commissions	73,184	89,499
Asset management:
Base management fees	7,941	12,507
Net investment loss	(49)	(15,326)
Interest income	1,389	16,022
Other	4,293	710

Total revenues	168,671	207,766
Interest expense	252	7,677

Revenues, net of interest expense	168,419	200,089

Non-Interest Expenses:
Compensation and benefits	119,680	174,740
Professional services	15,019	29,285
Business development	9,160	23,833
Clearing and brokerage fees	10,844	10,775
Occupancy and equipment	24,822	25,045
Communications	15,611	17,908
Impairment of intangible assets	5,350	—
Other operating expenses	12,089	11,389

Total non-interest expenses	212,575	292,975

Loss before income taxes	(44,156)	(92,886)
Income tax provision (benefit)	725	(28,903)

Net loss	$(44,881)	$(63,983)

Basic loss per share	$(0.76)	$(0.99)

Diluted loss per share	$(0.76)	$(0.99)

Weighted average shares outstanding:
Basic (in thousands)	58,912	64,741

Diluted (in thousands)	58,912	64,741

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock (#)	Common Stock ($)	Additional Paid-In Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Loss
Balances, December 31, 2007	66,003	$66	$412,805	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	(194,730)	(194,730)	$(194,730)
Reimbursement to affiliates	—	—	(183)	—	—	—	(183)
Issuance of common stock, net of forfeitures	538	1	11,453	—	—	—	11,454
Repurchase of common stock	(6,749)	(7)	(33,893)	—	—	—	(33,900)
Issuance of restricted stock units	—	—	—	9,309	—	—	9,309
Stock compensation expense for options granted to purchase common stock	—	—	5,877	—	—	—	5,877
Other comprehensive loss:
Change in unrealized loss on available-for-sale investment securities, net of taxes	—	—	—	—	(840)	—	(840)	(840)

Comprehensive loss								$(195,570)

Balances, December 31, 2008	59,792	$60	$396,059	$9,309	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	(44,881)	(44,881)	$(44,881)
Contribution from affiliates	—	—	34	—	—	—	34
Issuance of common stock, net of forfeitures	20,549	21	97,439	(1,143)	—	—	96,317
Repurchase of common stock	(16,667)	(17)	(73,455)	—	—	—	(73,472)
Issuance of restricted stock units	—	—	—	9,440	—	—	9,440
Stock compensation expense for options granted to purchase common stock	—	—	4,440	—	—	—	4,440
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	218	—	218	218

Comprehensive loss								$(44,663)

Balances, September 30, 2009	63,674	$64	$424,517	$17,606	$—	$(146,364)	$295,823

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(44,881)	$(63,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,648	7,659
Stock compensation	14,988	12,411
Net investment loss from mortgage-backed and long-term securities	49	15,326
Impairment of intangible assets	5,350	—
Other	732	1,812
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(87,768)	(24,164)
Investment banking	(6,529)	(6,278)
Asset management fees	(2,126)	553
Affiliates	1,640	4,682
Interest, dividends and other	22,345	(22,498)
Trading securities, at fair value	(34,141)	(6,035)
Prepaid expenses and other assets	4,465	2,248
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	14,999	4,395
Accrued compensation and benefits	(4,023)	(3,392)
Accounts payable, accrued expenses and other liabilities	(4,841)	(1,036)
Brokers, dealers and clearing organizations	83,557	—

Net cash used in operating activities	(27,536)	(78,300)

Cash flows from investing activities:
Purchases of mortgage-backed securities	—	(899,953)
Receipt of principal payments on mortgage-backed securities	2,441	34,258
Proceeds from sales of mortgage-backed securities	450,396	—
Purchases of furniture, equipment, software, and leasehold improvements	(587)	(3,750)
Purchases of long-term investments	(150)	(6,748)
Proceeds from sales of and distributions from investment securities	8,187	13,888
Proceeds from securities sold but not yet purchased, net	5,968	—
Purchase of Watch Hill Partners LLC, net assets (Note 4)	(3,311)	—
Other	—	(461)

Net cash provided by (used in) investing activities	462,944	(862,766)

Cash flows from financing activities:
Increase in due to affiliates, net	—	301
(Repayments of) proceeds from repurchase agreements, net	(416,037)	701,718
Repurchases of common stock	(73,472)	(111)
Proceeds from sales of common stock	90,447	569

Net cash (used in) provided by financing activities	(399,062)	702,477

Net increase (decrease) in cash and cash equivalents	36,346	(238,589)
Cash and cash equivalents, beginning of period	207,801	383,558

Cash and cash equivalents, end of period	$244,147	$144,969

Supplemental Cash Flow Information:
Cash payments for interest	$255	$7,212
Cash payments for taxes	$18	$542

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

See Note 15 for discussion regarding the October 2009 sale by Arlington Asset Investment Corp. (“Arlington Asset”), a separate publicly-traded corporation (NYSE:AI), of the remainder of the Company’s common stock beneficially owned by them. As a result of this sale, Arlington Asset, the Company’s former majority shareholder, no longer maintains an ownership interest in the Company. Subsequent to this sale and consistent with the May 2009 termination of the Services Agreement and Corporate Agreement between the companies as discussed below, the Company’s prospective relationship with Arlington Asset will be limited to subleasing certain office space to Arlington Asset at a market rate. The paragraphs that follow provide additional detail regarding our historical relationship with Arlington Asset.

In July 2006, the Company entered into various inter-company and other contractual arrangements with Arlington Asset and Crestview Partners, L.P., a New York-based private equity firm (“Crestview”), including a professional services agreement and other related party contractual arrangements. In May 2009, the Company entered into a stock repurchase agreement with Arlington Asset (“Repurchase Agreement”) pursuant to which, among other things, the Company repurchased 16,667,000 shares of its common stock at a share price of $4.35 (see Note 12). As a result of this transaction, Arlington Asset ceased being the majority shareholder of the Company. Concurrently, the Company and Arlington Asset agreed to terminate various inter-company and other contractual arrangements between them.

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

This services agreement was terminated in connection with the Repurchase Agreement in May 2009 and replaced by a Transition Services Agreement pursuant to which the Company agreed to provide Arlington Asset certain services for a fixed dollar amount. The services that the Company agreed to provide include the following: employee benefit services, human resources and financial related services, data and network services and infrastructure, and facilities services, in each case subject to reductions in services (and associated costs) as requested by Arlington Asset. Arlington Asset agreed to use all commercially reasonable efforts to transition away from the services provided by the Company as soon as practicable and, in any event, no later than one year after the date of agreement. As of September 2009, all such services had been transitioned between the entities and services will not be provided between the entities in future periods.

During the three months ended September 30, 2009 and 2008, the Company’s operating expenses are reported net of $47 and $514, respectively, representing overhead costs allocated to affiliates. During the nine months ended September 30, 2009 and 2008, the Company’s operating expenses are reported net of $370 and $1,646, respectively, representing overhead costs allocated to affiliates.

Corporate Agreement

Under the corporate agreement with Arlington Asset, Arlington Asset agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arose out of actions or events that occurred prior to the contribution. During the three months ended September 30, 2009 and 2008, Arlington Asset recovered costs of $-0- and $(10), respectively, net of taxes pursuant to these indemnification provisions. During the nine months ended September 30, 2009 and 2008, Arlington Asset incurred/(recovered) costs of $34 and $(167), respectively, net of taxes pursuant to these indemnification provisions. The Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) Arlington Asset. This agreement was terminated in connection with the Repurchase Agreement.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the three and nine months ended September 30, 2009, the Company recognized $236 and $708, respectively, of non-cash expense associated with these options.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and settled in cash on a regular basis.

Receivables from affiliates consisted of the following as of the specified dates:

	September 30, 2009	December 31, 2008
Receivable from affiliated private equity and hedge funds and other	$754	$2,388
Receivable from Arlington Asset and wholly-owned subsidiaries	814	820

	$1,568	$3,208

3.	Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for the following assets and liabilities:

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consist of marketable equity securities. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. For the three and nine months ended September 30, 2008, the Company held warrants received in connection with certain capital raising transactions. Such investments are classified as Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading securities and securities sold but not yet purchased, at fair value—The Company’s trading securities, at fair value, are securities owned by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity and convertible debt securities. The Company’s securities sold but not yet purchased, at fair value, are trading securities sold by the Company’s broker-dealer subsidiary and exchange-traded funds sold as part of the Company’s principal investing segment and consist of marketable securities, convertible debt securities, and exchange-traded fund securities. The Company classifies marketable equity and exchange-traded fund securities within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Convertible debt securities are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of September 30, 2009 and December 31, 2008. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2009	Level 1	Level 2	Level 3
Trading securities and securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$8,017	$5,408	$—	$2,609
Convertible and fixed income debt instruments	44,078	—	44,076	2
Marketable equity and exchange-traded fund securities sold but not yet purchased	(24,607)	(24,607)	—	—
Convertible and fixed income debt securities sold but not yet purchased	(5,936)	—	(5,936)	—

Total	$21,552	$(19,199)	$38,140	$2,611

As of September 30, 2009, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $2,611, or 0.6% of the Company’s total assets at that date.

	December 31, 2008	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency mortgage-backed securities	$454,339	$—	$454,339	$—

Long-term investments, at fair value:
Marketable equity securities	$750	$750	$—	$—

Trading securities and trading account securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$3,919	$976	$—	$2,943
Convertible and fixed income debt instruments	14,035	—	13,771	264
Marketable equity securities sold but not yet purchased	(8,325)	(8,325)	—	—

Total	$9,629	$(7,349)	$13,771	$3,207

Derivative instruments, at fair value:
Assets	$264	—	$264	—
Liabilities	(56)	—	(56)	—

Total	$208	$—	$208	$—

As of December 31, 2008, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $3,207, or 0.4% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2009 and 2008. Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, and included in earnings for the three and nine months ended September 30, 2009 and 2008, are reported in principal transactions on the Company’s statement of operations. As of and during the three and nine months ended September 30, 2009 and 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets. The following tables present the rollforward of Level 3 financial assets for the periods indicated:

Three Months Ended September 30, 2009
Trading Securities
Beginning balance, July 1, 2009	$2,114
Total net losses (realized/unrealized)
Included in earnings	(451)
Included in other comprehensive income	—
Net purchases, issuances, settlements, and principal payoffs	948

Ending balance, September 30, 2009	$2,611

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$10

Nine Months Ended September 30, 2009
Trading Securities
Beginning balance, January 1, 2009	$3,207
Total net losses (realized/unrealized)
Included in earnings	(453)
Included in other comprehensive income	—
Net purchases, issuances, settlements, and principal payoffs	(143)

Ending balance, September 30, 2009	$2,611

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(146)

	Three Months Ended September 30, 2008
	Long-Term Investments	Trading Securities	Total
Beginning balance, July 1, 2008	$1,083	$16,462	$17,545
Total gains and losses (realized/unrealized)
Included in earnings	(549)	(776)	(1,325)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(534)	(468)	(1,002)

Ending balance, September 30, 2008	$—	$15,218	$15,218

	Nine Months Ended September 30, 2008
	Long-Term Investments	Trading Securities	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total gains and losses (realized/unrealized)
Included in earnings	(1,367)	(2,893)	(4,260)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,779)	(456)	(2,235)

Ending balance, September 30, 2008	$—	$15,218	$15,218

There were no transfers of securities in to, or out of, Level 3 financial assets during the three and nine months ended September 30, 2009.

Long-term Investments and Mortgage-Backed Securities, at Fair Value

Long-term investments and mortgage-backed securities, at fair value, consisted of the following as of the dates indicated:

	September 30, 2009	December 31, 2008
Long-term investments, at fair value:
Marketable equity securities(1)	$—	$750

Mortgage-backed securities, at fair value:
Fannie Mae(2)	$—	$454,339

(1)	During the nine months ended September 30, 2009, the Company sold its remaining marketable equity securities held as of December 31, 2008 and has not made any additional purchases during that period.
(2)	As of December 31, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating-rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae. The weighted average coupon of these securities was 1.34% as of December 31, 2008. During the nine months ended September 30, 2009, the Company sold its remaining mortgage-backed securities held as of December 31, 2008.

During the nine months ended September 30, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $(1,502). There were no comparable sales of mortgage-backed securities during the three months ended September 30, 2009 and three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2009, the Company received $353 and $1,084, respectively, from sales of marketable equity securities resulting in gross gains of $60 and $117, respectively. During the three and nine months ended September 30, 2008, the Company received $-0- and $10,929, respectively, from sales of marketable equity securities resulting in gross gains of $-0- and $839, respectively.

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-termporary, the Company will recognize an other-than-temporary impariment loss in its statement of operations. As of September 30, 2009, the Company did not hold any marketable equity securities with unrealized losses. During the three and nine months ended September 30, 2008, the Company recorded $1,192 of other-than-temporary impairment losses relating to two marketable equity securities with a cost basis of $3,344.

Trading Securities and Securities Sold but Not Yet Purchased, at Fair Value

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	September 30, 2009		December 31, 2008
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$8,017	$24,607	$3,919	$8,325
Convertible and fixed income debt securities	44,078	5,936	14,035	—

	$52,095	$30,543	$17,954	$8,325

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

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	September 30, 2009	December 31, 2008
Non-public equity securities	$26,425	$27,919
Investment funds	9,156	12,505

	$35,581	$40,424

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairment losses of $7,939 and $11,091, respectively, relating to investments in six and seven non-public equity securities, respectively. The carrying value of investments impaired, during the nine months ended September 30, 2008, totaled $6,715 subsequent to the recognition of these impairment losses.

During the three and nine months ended September 30, 2009, the Company received $-0- and $1,747, respectively, from sales of non-public equity securities, resulting in gross gains of $-0- and $324, respectively. There were no comparable sales of non-public equity securities during the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2009, the Company received $201 and $5,355, respectively, from the redemption of investments in several funds. There were no comparable redemptions from investment funds during the three and nine months ended September 30, 2008.

4.	Acquisitions:

On August 31, 2009, the Company acquired Watch Hill Partners, LLC (“Watch Hill”) for a total purchase price of $6,419. The purchase price was comprised of $3,368 of cash and the issuance of 563,685 shares of the Company’s common stock with a fair value of $3,051. Through the acquisition of Watch Hill, the Company added 14 professional employees specializing in corporate advisory services. The allocation of purchase price based on the fair value of net assets acquired is as follows:

Purchase Price:
Cash paid	$3,368
Fair value of common shares issued	3,051

Total		$6,419

Fair Value of Assets Acquired:
Cash	$57
Accounts receivable	245
Intangible assets related to a pipeline of engagements	705

Total		$1,007

Fair Value of Liabilities Assumed:
Accounts payable and accrued expenses	$134
Excess of current lease commitment over market rates	336

Total		$470

Net assets acquired (Total fair value of assets acquired less total fair value of liabilities assumed)		$537

Remaining purchase price allocated to goodwill (Total purchase price less net assets acquired)		$5,882

The goodwill balance of $5,882 is included in the Company’s capital markets segment. Of this balance, $5,546 of goodwill is expected to be deductible for tax purposes. As part of the acquisition, the Company acquired certain intangible assets related to engagements initiated by Watch Hill. The expected amortization of these will be $680 and $25 for the years ended December 31, 2009 and 2010, respectively. In addition, the Company expensed $536 in transaction costs associated with the acquisition for the three and nine months ended September 31, 2009.

5.	Intangible Assets:

The following table reflects the components of intangible assets as of the dates indicated:

	September 30, 2009	December 31, 2008
Management contracts:
Cost	$5,656	$18,465
Accumulated amortization	(3,013)	(9,790)

Net	$2,643	$8,675

Acquired revenue contracts:
Cost	$1,305	$600
Accumulated amortization	(1,145)	(332)

Net	$160	$268

Total:
Cost	$6,961	$19,065
Accumulated amortization	(4,158)	(10,122)

Net	$2,803	$8,943

In assessing the management contract intangible assets as of June 30, 2009, as discussed below, the Company determined that adverse market conditions had resulted in a triggering event requiring assessment of the fair value of the intangible asset related to a money market fund managed by the Company that is included in the Company’s asset management segment. As of September 30, 2009, the Company does not believe there have been any triggering events associated with the remaining intangible assets.

Factors such as significantly reduced yields on short term government investments and the requirement for the Company to both waive its management fees and reimburse certain expenses of the money market fund resulted in the management contract becoming unprofitable for the Company during the first half of 2009. In determining the fair value of this intangible asset, the Company concluded that based on the cost structure of the money market fund, a forecasted continuation of a low rate environment for short term government investments and the forecasted ongoing waiver of its management fees and the resulting negative cash flows of these conditions, the intangible asset should be valued at zero as of June 30, 2009. As a result, the Company recorded an impairment charge of $5,350 that is included in the statement of operations for the three months ended June 30, 2009 and nine months ended September 30, 2009. There were no intangible asset impairment charges recorded during the three and nine months ended September 30, 2008.

The Company acquired intangible assets with a fair value of $705 through its acquisition of Watch Hill. See Note 4 for additional information regarding the acquisition of Watch Hill and these intangible assets.

6.	Borrowings:

The Company entered into repurchase agreements with various financial institutions that were used in conjunction with the Company’s previous investments in mortgage-backed securities. As of September 30, 2009, the Company had no outstanding repurchase agreement obligations. Balances outstanding as of December 31, 2008 were repaid during the nine months ended September 30, 2009. The Company currently does not intend to enter into repurchase agreement borrowings.

7.	Derivative Financial Instruments and Hedging Activities:

During the nine months ended September 30, 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. As a result of the sale of the interest-rate caps, the Company recognized an investment gain of $459 during the nine months ended September 30, 2009.

8.	Income Taxes:

During the three and nine months ended September 30, 2009, the Company recorded tax provisions of $12 and $725, respectively. During the three and nine months ended September 30, 2008, the Company recorded tax benefits of $(18,122) and $(28,903), respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was (0.2%) and (1.6%), respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 39% and 31%, respectively. The effective tax rate for the three and nine months ended September 30, 2009 differed from the statutory tax rate primarily due to the full valuation allowance on the tax benefit of the book losses incurred in this period and the expected tax liability related to domestic operations due to the Company’s projected taxable income for 2009 that will be subject to alternative minimum tax. The projected regular federal and state tax liabilities will be offset by realizing the tax benefits of a portion of the federal and state net operating loss carryforwards in 2009. The effective tax rate for the three and nine months ended September 30, 2008 differed from the statutory tax rate due to the discrete period reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under ASC 718, “Compensation—Stock Compensation” and the full valuation allowance on the tax benefits related to the losses incurred at Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), the Company’s U.K. broker dealer subsidiary.

The Company continues to provide a valuation allowance against the net deferred tax assets since the Company believes that based on the criteria in ASC 740, “Income Taxes” it is more likely than not that the benefits of these assets will not be realized in the future.

9.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2009, FBR & Co. had net capital of $48,409 that was $45,293 in excess of its required net capital of $3,116. As of September 30, 2009, FBRIL had net capital in excess of required amounts.

10.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and nine months ended September 30, 2009 and 2008, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,181	63,181	64,988	64,988
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,181	63,181	64,988	64,988

Net loss applicable to common stock	$(6,970)	$(6,970)	$(28,560)	$(28,560)

Loss per common share	$(0.11)	$(0.11)	$(0.44)	$(0.44)

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	58,912	58,912	64,741	64,741
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	58,912	58,912	64,741	64,741

Net loss applicable to common stock	$(44,881)	$(44,881)	$(63,983)	$(63,983)

Loss per common share	$(0.76)	$(0.76)	$(0.99)	$(0.99)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of anti-dilutive stock options, unvested restricted stock and RSUs, end of period (in thousands)	18,817	16,061	18,817	16,061

11.	Commitments and Contingencies:

As of September 30, 2009, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

12.	Shareholders’ Equity:

Share Repurchases

In May 2009, the Company entered into a Repurchase Agreement with Arlington Asset and Arlington Asset’s direct, wholly-owned subsidiary, FBR TRS Holdings, Inc., pursuant to which, among other things, the Company repurchased 16,667,000 shares of its common stock at a share price of $4.35 for a total cost of $72,501 plus transaction-related expenses of $971. Along with this agreement, the companies agreed to terminate all of the agreements then in place between Arlington Asset and the Company, other than a Voting Agreement, dated as of July 20, 2006, by and among the Company and certain of its subsidiaries, Arlington Asset and certain of its subsidiaries, and certain affiliates of Crestview, which agreement was amended and restated. At the same time, the Company entered into the following agreements with Arlington Asset: a Transition Services Agreement, an Assignment and Assumption Agreement, a Trademark and Copyright Assignment, a Domain Name Assignment and a Trademark License Agreement.

Common Stock Offering

In June 2009, the Company completed a public follow-on equity offering of 20,000,000 shares of its common stock at a per share price of $4.65. As result of the offering, the Company received proceeds of $89,973, net of $3,027 in transaction costs.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2009, the Company recognized compensation expense of $136 and $385, respectively. For the three and nine months ended September 30, 2008, the Company recognized compensation expense of $168 and $395, respectively.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock options	$1,005	$1,403	$3,162	$3,065
Restricted shares	$1,409	$1,749	$3,758	$4,960
RSUs	$2,525	$1,874	$6,487	$3,550

The following table presents issuance activity related to grants of these awards for the periods indicated:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	1,000,000	—	1,236,639	2,148,026	—	2,107,929
Grant date fair value per share	$2.85	$—	$5.41	$ 2.40	$—	$4.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the periods indicated:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Volatility	56.8%	56.8%
Risk-free interest rate	2.86%	2.48%
Expected life	5.5 years	5.3 years
Dividend yield	—	—

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and weighted average vesting period in which the expense will be recognized:

	As of September 30, 2009
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$7,211	$7,835	$25,714
Unvested awards	4,486,517	1,368,706	7,300,417
Weighted average vesting period	3.7 years	2.2 years	3.8 years

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
RSU issuances	43,935	872,993
Aggregate grant date fair value	$222	$2,953

13.	Segment Information:

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $3,389 and $6,165 for the three months ended September 30, 2009 and 2008, respectively. The Company’s revenues from foreign operations totaled $8,625 and $15,356 for the nine months ended September 30, 2009 and 2008, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended September 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$33,721	$—	$—	$33,721
Institutional brokerage	31,326	—	—	31,326
Base management fees	—	2,896	—	2,896
Net investment income	—	—	29	29
Net interest income	294	—	47	341
Other	82	885	2,160	3,127

Total	65,423	3,781	2,236	71,440

Operating Expenses:
Variable	27,014	2,325	21	29,360
Fixed	45,406	3,188	444	49,038

Total	72,420	5,513	465	78,398

Pre-tax (loss) income	$(6,997)	$(1,732)	$1,771	$(6,958)

Compensation and benefits:
Variable	$20,004	$696	$20	$20,720
Fixed	24,717	1,483	209	26,409

Total	$44,721	$2,179	$229	$47,129

Total assets	$286,008	$16,754	$169,335	$472,097

Total net assets	$111,222	$13,128	$171,473	$295,823

	Three Months Ended September 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$12,761	$—	$—	$12,761
Institutional brokerage	36,165	—	—	36,165
Base management fees	—	3,710	—	3,710
Net investment loss	—	—	(10,494)	(10,494)
Net interest income	403	—	2,749	3,152
Other	(165)	261	165	261

Total	49,164	3,971	(7,580)	45,555

Operating Expenses:
Variable	27,660	2,890	90	30,640
Fixed	54,855	5,053	1,689	61,597

Total	82,515	7,943	1,779	92,237

Pre-tax loss	$(33,351)	$(3,972)	$(9,359)	$(46,682)

Compensation and benefits:
Variable	$19,788	$1,163	$60	$21,011
Fixed	32,181	2,060	352	34,593

Total	$51,969	$3,223	$412	$55,604

Total assets	$255,298	$34,245	$948,341	$1,237,884

Total net assets	$185,051	$29,045	$238,392	$452,488

	Nine Months Ended September 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$50,275	$—	$—	$50,275
Institutional brokerage	104,332	—	—	104,332
Base management fees	—	7,941	—	7,941
Net investment loss	—	—	(49)	(49)
Net interest income	679	—	421	1,100
Other	186	2,349	2,285	4,820

Total	155,472	10,290	2,657	168,419

Operating Expenses:
Variable	63,209	6,654	45	69,908
Fixed	126,225	9,865	1,227	137,317
Impairment of intangible assets	—	5,350	—	5,350

Total	189,434	21,869	1,272	212,575

Pre-tax (loss) income	$(33,962)	$(11,579)	$1,385	$(44,156)

Compensation and benefits:
Variable	$46,120	$1,702	$31	$47,853
Fixed	66,861	4,620	346	71,827

Total	$112,981	$6,322	$377	$119,680

Total assets	$286,008	$16,754	$169,335	$472,097

Total net assets	$111,222	$13,128	$171,473	$295,823

	Nine Months Ended September 30, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$90,899	$—	$—	$90,899
Institutional brokerage	101,853	—	—	101,853
Base management fees	—	12,507	—	12,507
Net investment loss	—	—	(13,542)	(13,542)
Net interest income	1,844	—	5,263	7,107
Other	(438)	1,176	527	1,265

Total	194,158	13,683	(7,752)	200,089

Operating Expenses:
Variable	105,261	9,396	171	114,828
Fixed	159,917	15,717	2,513	178,147

Total	265,178	25,113	2,684	292,975

Pre-tax loss	$(71,020)	$(11,430)	$(10,436)	$(92,886)

Compensation and benefits:
Variable	$79,619	$4,007	$118	$83,744
Fixed	83,449	6,711	836	90,996

Total	$163,068	$10,718	$954	$174,740

Total assets	$255,298	$34,245	$948,341	$1,237,884

Total net assets	$185,051	$29,045	$238,392	$452,488

14.	Recent Accounting Pronouncements:

In April 2009, FASB issued changes to the guidance for fair value accounting. These changes provide guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased. It reaffirms the objectives for fair value measurements in accordance with previous fair value accounting guidance have remained the same. It also provides additional guidance in determining whether a transaction is not orderly. These changes are effective for interim reporting periods ending after June 15, 2009. The Company adopted these changes for the reporting period ended June 30, 2009. Adoption of these changes did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued changes to the guidance for recognition and presentation of other-than-temporary impairments. These changes revise the guidance for the recognition and reporting requirements for other-than-temporary impairments of debt securities. It eliminates the “ability and intent to hold” provision for debt securities only and now requires that an impairment be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). It also requires additional disclosures for interim and annual reporting periods for both debt and equity securities. These changes are effective for interim reporting periods ending after June 15, 2009. The Company adopted these changes for the reporting period ended June 30, 2009. Adoption of these changes did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued changes to the guidance for disclosures about fair value of financial instruments. These changes amend the disclosure requirements for public companies by requiring the disclosure of the fair value of financial instruments on an interim reporting basis as well as annual basis. This change in disclosure requirements is effective for interim reporting periods ending after June 15, 2009. The Company adopted these changes for the reporting period ended June 30, 2009. Because adoption of this standard impacts the Company’s disclosures and not its accounting treatment for financial instruments, adoption of these changes did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued changes to the guidance for business combinations. These changes apply to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. These changes state that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with guidance for accounting for contingencies, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. These changes are effective for contingencies resulting from business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued changes to the guidance for subsequent events. These changes establish principles and requirements for subsequent events. In particular, these changes set forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. These changes are effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued changes to the guidance for accounting for transfers of financial assets. These changes improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. These changes are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of these changes shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of these changes on the Company’s financial statements.

In June 2009, the FASB issued changes to the guidance for variable interest entities. These changes are to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These changes are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of these changes on the Company’s financial statements.

In August 2009, the FASB issued changes to the guidance for fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements. This change in the guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company as of October 1, 2009. The Company has determined that the adoption of these changes will not have a material impact on the Company’s financial statements.

15.	Subsequent Events:

The Company has evaluated subsequent events through November 9, 2009, which was the date the financial statements were issued.

In October 2009, Arlington Asset and related affiliates, the Company’s former majority shareholder, sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. This transaction represented the sale of the remainder of their ownership position in the Company. FBR & Co. acted as a book-running manager for the offering. Subsequent to this sale and consistent with the May 2009 termination of the Services Agreement and Corporate Agreement between the companies (see Note 2), the Company’s prospective relationship with Arlington Asset will be limited to subleasing certain office space to Arlington Asset at a market rate.

As of December 31, 2008, the Company had domestic net operating loss (“NOL”) carryovers and net capital loss (“NCL”) carryovers of $15,214 and $22,114, respectively. As a result of the sale of the Company’s shares by Arlington Asset, the Company has under gone an “ownership change” and its ability to use its NOL and NCL carryovers to offset our taxable income and gains will be limited by Sections 382 and 383 of the Internal Revenue Code. The Section 382 limitation is equal to the fair market value of the Company’s common stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate applicable to the calendar month of the ownership change. The long-term tax-exempt rate for an ownership change occurring in October 2009 is 4.48%. Any NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation (and other applicable limitations) in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCLs is five years from the year in which the losses giving rise to the NCL were incurred. The Company’s use of new NOLs or NCLs arising after the date of the ownership change would not be affected by the Section 382 limitation, unless another ownership change were to occur after those new losses arose.

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

Business Environment

At the beginning of 2009, the capital markets continued to demonstrate periods of unprecedented volatility and instability as a result of the economic downturn that began in the second half of 2007. Over the second and third quarters, however, there have been signs that the capital markets are entering a recovery period, such as a slowdown in economic decline, gains on major market indices, and a return to more normalized volatility, albeit at levels that are still slightly above historical averages. Nevertheless, the credit markets continue to be affected by illiquidity and uncertainty in investor confidence. During the first quarter, the convertible securities sector of the credit markets improved as companies began exploring efforts to obtain capital to weather the current economic environment. During the second quarter, capital raising efforts among several sectors increased, however, most of these transactions were limited to major financial institutions raising capital in an effort to repay capital infusions from the Federal government under the Emergency Economic Stabilization Act of 2008. Continuing through the third quarter, there continues to be a low volume of capital formation and advisory transactions within the middle-market sector as efforts to spur a financial recovery have been focused primarily on major corporations in the financial and auto sectors.

Executive Summary

For the three months ended September 30, 2009, our total revenues, net of interest expense, were $71.4 million and our net loss was $7.0 million, compared to total net revenues of $45.6 million and a net loss of $28.6 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, our total revenues, net of interest expense, were $168.4 million and our net loss was $44.9 million, compared to total net revenues of $200.1 million and a net loss of $64.0 million for the nine months ended September 30, 2008. The following is an analysis of our operating results by segment for the three and nine months ended September 30, 2009 and 2008.

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

	Three Months Ended September 30,
	2009	2008
Revenues, net of interest expense:
Investment banking	$33,721	$12,761
Institutional brokerage	31,326	36,165
Net interest income	294	403
Other	82	(165)

Total	65,423	49,164

Operating Expenses:
Variable	27,014	27,660
Fixed	45,406	54,855

Total	72,420	82,515

Pre-tax loss	$(6,997)	$(33,351)

The pre-tax loss from our capital markets segment decreased from $33.4 million for the three months ended September 30, 2008 to a pre-tax loss of $7.0 million for the three months ended September 30, 2009. This decrease in pre-tax loss is primarily attributable to a $16.3 million increase in revenues and a $9.4 million decrease in fixed expenses in this segment. Our investment banking revenues increased $21.0 million for the three months ended September 30, 2009 primarily as a result of our completion of a $285 million sole-managed private equity offering in July 2009 as well as a higher volume of capital raising activity when compared to the three months ended September 30, 2008. Our institutional brokerage sales and trading revenues decreased to $31.3 million for the three months ended September 30, 2009 as compared to $36.2 million for the three months ended September 30, 2008. This decline during 2009 is a result of the effects of higher volatility and trading volumes in the equities markets in the third quarter of 2008 as a result of the economic environment during that time, partially offset by increased revenues in 2009 in our convertible securities sales and trading platform due to the integration of this platform in September 2008. Fixed expenses decreased $9.4 million, or 17.2%, during the third quarter of 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in employees and a decrease in business development activities. The reduction in fixed costs reflects our actions over the past year to size our business and cost structure to the current operating environment. Variable expenses decreased $0.6 million, or 2.3%, in contrast to a 33.1% increase in net revenues, reflecting initiatives undertaken to reduce compensation expense and costs associated with investment banking transactions.

	Nine Months Ended September 30,
	2009	2008
Revenues, net of interest expense:
Investment banking	$50,275	$90,899
Institutional brokerage	104,332	101,853
Net interest income	679	1,844
Other	186	(438)

Total	155,472	194,158

Operating Expenses:
Variable	63,209	105,261
Fixed	126,225	159,917

Total	189,434	265,178

Pre-tax loss	$(33,962)	$(71,020)

The pre-tax loss from our capital markets segment decreased from $71.0 million for the nine months ended September 30, 2008 to a pre-tax loss of $34.0 million for the nine months ended September 30, 2009. This decrease is primarily attributable to a $34.0 million decrease in fixed expenses in this segment. Fixed expenses decreased $33.7 million, or 21.1%, during the first nine months of 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in employees and a decrease in business development activities. The reduction in fixed costs reflects our actions over the past year to size our business and cost structure to the current operating environment. Variable expenses decreased $42.1 million, or 40.0%, compared to a 19.9% decrease in net revenues during the first nine months of 2009, reflecting reduced compensation expense and costs directly related to the decrease in net revenues. Investment banking revenues decreased $40.6 million during the first nine months of 2009, reflecting substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2009 reflects the continued effect that the dislocation in credit markets and a world-wide recession has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $104.3 million for the nine months ended September 30, 2009 as compared to $101.9 million for the nine months ended September 30, 2008. This increase in institutional brokerage sales and trading revenues is attributable to the integration of a convertible securities sales and trading platform in the second half of 2008.

Asset Management

Our asset management segment consists primarily of the management of a family of mutual funds. As the equity markets continued to fluctuate during the third quarter and first nine months of 2009, our net assets under management increased 7.1% to $1.5 billion at September 30, 2009 from $1.4 billion at both June 30, 2009 and December 31, 2008. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended September 30,
	2009	2008
Revenues, net of interest expense:
Base management fees	$2,896	$3,710
Other	885	261

Total	3,781	3,971

Operating Expenses:
Variable	2,325	2,890
Fixed	3,188	5,053

Total	5,513	7,943

Pre-tax loss	$(1,732)	$(3,972)

The pre-tax loss from our asset management segment decreased to $1.7 million for the three months ended September 30, 2009 compared to a pre-tax loss of $4.0 million for the three months ended September 30, 2008. The decrease in pre-tax loss is a result of a decrease in fixed expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees. Base management fees decreased due to a decrease in average assets under management which were $1.5 billion for the third quarter of 2009 compared to $1.8 billion for the same period in 2008. This decrease in average assets under management was primarily attributed to the transfer of client accounts related to private wealth clients to a third party in the second quarter of 2009. The decrease in base management fees was partially offset by an increase in 12b-1 fee revenues related to our acquisition of a mutual fund distribution business at the end of the third quarter 2008.

	Nine Months Ended September 30,
	2009	2008
Revenues, net of interest expense:
Base management fees	$7,941	$12,507
Other	2,349	1,176

Total	10,290	13,683

Operating Expenses:
Variable	6,654	9,396
Fixed	9,865	15,717
Impairment of intangible assets	5,350	—

Total	21,869	25,113

Pre-tax loss	$(11,579)	$(11,430)

The pre-tax loss from our asset management segment increased to $11.6 million for the nine months ended September 30, 2009 compared to a pre-tax loss of $11.4 million for the nine months ended September 30, 2008. Our results for the nine months ended September 30, 2009 includes a $5.4 million impairment of an intangible asset related to a management contract for a money market mutual fund. The impairment recorded in June 2009 was the result of factors such as significantly reduced yields on short term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of a low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge. This impairment charge and reduction in revenues as a result of a decrease in average assets under management from $2.0 billion for the nine months ended September 30, 2008 to $1.3 billion for the same period in 2009 was partially offset by a decrease in fixed expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees. This decrease in average assets under management were primarily attributed to a decrease in mutual fund assets under management and the transfer of client accounts related to private wealth clients to a third party in the second quarter of 2009.

The following tables provide detail relating to our assets under management (dollars in millions):

	September 30, 2009		December 31, 2008
	Gross(1)	Net(2)	Gross(1)	Net(2)
Mutual funds:
Equity	$1,401.0	$1,393.6	$1,088.6	$1,079.6
Fixed income and money market	74.6	74.5	100.0	99.8
Managed accounts	—	—	216.6	216.6
Hedge and offshore funds	3.1	3.0	23.6	21.0
Private equity funds	13.3	12.3	17.1	15.9

Total	$1,492.0	$1,483.4	$1,445.9	$1,432.9

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of September 30, 2009, our principal investing activity consists of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Revenues, net of interest expense:
Net investment income (loss)	$29	$(10,494)
Net interest income	47	2,749
Other	2,160	165

Total	2,236	(7,580)

Operating Expenses:
Variable	21	90
Fixed	444	1,689

Total	465	1,779

Pre-tax income (loss)	$1,771	$(9,359)

The pre-tax income from our principal investing segment increased to $1.8 million for the three months ended September 30, 2009 compared to pre-tax loss of $9.4 million for the three months ended September 30, 2008. The change in pre-tax income is primarily attributable to an increase in net investment income due to the recognition of other-than-temporary impairments of $9.1 million on long-term equity investments during the three months ended September 30, 2008, with no comparable losses in the same period of 2009. Also, in the third quarter of 2009, we held short positions in certain exchange-traded funds in order to hedge the effects of the performance of our investments in mutual funds. As a result, the net investment income (loss) from our mutual fund investments was not significant during the third quarter of 2009 compared to net investment losses of $1.0 million for the third quarter of 2008. This change in net investment income (loss) was partially offset by a decrease in net interest income as a result of the sale of mortgage-backed securities during the first quarter of 2009 and reinvestment of this capital at a lower yield. In addition, we earned $2.2 million in dividends from one investment in our merchant banking portfolio during the three months ended September 30, 2009 with no comparable dividends received in the same period of 2008.

	Nine Months Ended September 30,
	2009	2008
Revenues, net of interest expense:
Net investment loss	$(49)	$(13,542)
Net interest income	421	5,263
Other	2,285	527

Total	2,657	(7,752)

Operating Expenses:
Variable	45	171
Fixed	1,227	2,513

Total	1,272	2,684

Pre-tax income (loss)	$1,385	$(10,436)

The pre-tax income from our principal investing segment increased to $1.4 million for the nine months ended September 30, 2009 compared to pre-tax loss of $10.4 million for the nine months ended September 30, 2008. The change in the pre-tax income is primarily attributable to the decrease in net investment loss due to the recognition of other-than-temporary impairment charges of $12.3 million on long-term equity investments during the nine months ended September 30, 2008, with no comparable charges in the same period of 2009. This reduction in net investment losses was partially offset by a decrease in net interest income related to the sale of mortgage-backed securities and reinvestment of this capital at a lower yield. During the first quarter of 2009, we sold the $454.3 million of mortgage-backed security positions held as of December 31, 2008, and retired the repurchase agreements financing these positions resulting in losses of $1.5 million. In addition, we earned $2.2 million in dividends from one investment in our merchant banking portfolio during the three months ended September 30, 2009.

Merchant Banking and Other Long-Term Investments

The total value of our merchant banking portfolio and other long-term investments was $35.6 million as of September 30, 2009. Of this total, $24.2 million was held in the merchant banking portfolio, $9.2 million was held in investment funds and $2.2 million was held in other long-term investments. Also, as of September 30, 2009, we held short positions in certain exchange-traded funds with a fair value of $7.2 million in order to hedge the effects of the performance of our investments in mutual funds. The following table provides additional detail regarding our merchant banking and other long-term investments as of September 30, 2009 (dollars in thousands):

	September 30, 2009
	Number of Shares	Original Cost Basis	Adjusted Basis(1)	Fair Value/ Carrying Value
Other long-term investments:
Merchant banking—non-public securities(2):
Cohen Financial	112,892	$5,000	$790	$790
Ellington Financial LLC	1,438,750	27,049	21,581	21,581
Thunderbird Resorts, Inc.	1,249,914	10,722	1,875	1,875

Total		$42,771	$24,246	$24,246

Investment funds				9,156
Other investments				2,179

Total other long-term investments				$35,581

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges.
(2)	As of September 30, 2009, these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net loss decreased from $28.6 million in the third quarter of 2008 to a net loss of $7.0 million in the third quarter of 2009. The decrease in net loss was primarily the result of the performance of our capital markets segment, where as a result of increased revenues and the positive effects of significant reductions in both variable and fixed costs, pre-tax loss decreased from $33.4 million during the third quarter of 2008 to a pre-tax loss of $7.0 million during the third quarter of 2009. Pre-tax income from our principal investing segment changed from a $9.4 million pre-tax loss during the third quarter of 2008 to $1.8 million of pre-tax income during the third quarter of 2009, reflecting an increase in net investment income for the third quarter of 2009 as compared to the same period in 2008. The pre-tax loss from our asset management segment decreased from a pre-tax loss of $4.0 million during the third quarter of 2008 to a $1.7 million loss during the third quarter of 2009 due to decreased fixed operating expenses as a result of cost reduction initiatives. Our income tax benefit was $18.1 million in the third quarter of 2008 as compared to a tax provision of $12 thousand in the third quarter of 2009 as we continue to maintain a full valuation allowance on net deferred tax assets.

Our net revenues increased 56.6% from $45.6 million during the third quarter of 2008 to $71.4 million during the third quarter of 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased from $6.8 million in the third quarter of 2008 to $29.0 million in the third quarter of 2009. Revenues increased during the quarter when compared to the same period in 2008, however our investment banking activities continued to be adversely affected by the continued dislocation in U.S. financial markets and the world-wide recession. We were the lead manager of four public equity offerings raising $309.7 million and sole manager of a $284.6 million private placement in the third quarter of 2009. The higher volume of capital raising activity during the quarter related primarily to our diversified industrials and financial services sectors. We did not complete any individually significant equity capital raising transactions during the third quarter of 2008.

Advisory revenues decreased 21.7% from $6.0 million in the third quarter of 2008 to $4.7 million generated in the third quarter of 2009. We completed four merger and acquisition and advisory assignments in the third quarter of 2008 as compared to five merger and acquisition and advisory assignments in the third quarter of 2009.

Institutional brokerage revenues from agency commissions and principal transactions decreased 13.5% from $36.4 million in the third quarter of 2008 to $31.5 million in the third quarter of 2009 as a result of decreases in listed agency commissions due to the significantly higher trading volume in 2008 as a result of the economic environment in the second half of 2008, partially offset by the integration of our convertible securities and credit and loan trading platforms late in the third quarter of 2008 and second quarter of 2009, respectively.

Asset management base management fees decreased 21.6% from $3.7 million in the third quarter of 2008 to $2.9 million in the third quarter of 2009. The decrease is primarily attributable to the decrease in assets under management related to our private wealth services. During the second quarter of 2009, we transferred the accounts of our private wealth clients to a third party that will provide services to these clients from the date of transfer and future periods.

Net investment loss was $11.0 million in the third quarter of 2008 compared to income of $29 thousand in the third quarter of 2009. The change is primarily attributable to other-than-temporary impairment charges of $9.1 million on merchant banking and other long-term investments during the third quarter of 2008, with no comparable activity in the third quarter of 2009. Also, for the third quarter of 2008, we recognized net investment losses on the performance of our investments in mutual funds. In the third quarter of 2009, we held short positions in certain exchange-traded funds in order to hedge the effects of the performance of our investments in mutual funds. As a result, the net investment income/loss from our mutual funds investments was not significant during the third quarter of 2009.

Net interest income decreased 91.4% from $3.5 million in the third quarter of 2008 to $0.3 million in the third quarter of 2009. This decrease is primarily attributable to lower investment yields during the third quarter of 2009 as compared to 2008. Specifically, in 2008, a portion of our liquid capital was invested in mortgage-backed securities. These securities were sold during the first quarter of 2009 and subsequent to these sales, such capital has been held in cash and cash equivalents earning lower yields.

Other revenues increased from $0.2 million in the third quarter of 2008 to $3.0 million in the third quarter of 2009. This increase is primarily the result of a $2.2 million dividend on one of our merchant banking investments, as well as an increase in 12b-1 fees associated with our acquisition of a mutual fund distribution business at the end of the third quarter of 2008.

Total non-interest expenses decreased 15.0% from $92.2 million in the third quarter of 2008 to $78.4 million in the third quarter of 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 15.3% from $55.6 million in the third quarter of 2008 to $47.1 million in the third quarter of 2009. This decrease is primarily due to a decrease in fixed compensation associated with an 11% reduction in employees since the end of the third quarter of 2008 and severance costs incurred in the third quarter of 2008 related to a reduction in employees during the period.

Professional services expenses decreased 36.6% from $9.3 million in the third quarter of 2008 to $5.9 million in the third quarter of 2009 primarily due to a reduction in consultants associated with cost reduction initiatives and a reduction in sub-advisory fees related to our management of mutual funds. The reduction in sub-advisory fees was the result of lower average mutual fund assets under management in 2009 compared to 2008 and our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses decreased 44.2% from $5.2 million in the third quarter of 2008 to $2.9 million in the third quarter of 2009. This decrease is primarily due to a decrease in advertising and sponsorship costs associated with events sponsored by us as well as decreased travel costs resulting from cost reduction initiatives.

Clearing and brokerage fees remained consistent at $3.8 million for both the third quarter of 2008 and the third quarter of 2009.

Occupancy and equipment expenses increased 12.3% from $8.1 million in the third quarter of 2008 to $9.1 million in the third quarter of 2009. The increase in expenses is attributable to a $1.3 million charge incurred during the third quarter of 2009 in association with a reduction in our lease space, including lease termination costs, subleasing of excess office space at rates below our contractual obligations, and a write-off of related leasehold improvements. We incurred this charge as part of further cost reduction initiatives in order to reduce the fixed expenses associated with excess office space that resulted from our reduction in employees.

Communications expenses decreased 7.0% from $5.7 million in the third quarter of 2008 to $5.3 million in the third quarter of 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services.

Other operating expenses decreased 6.5% from $4.6 million in the third quarter of 2008 to $4.3 million in the third quarter of 2009. The decrease in expenses is primarily due to a decrease in intangible asset amortization associated with mutual fund management contracts due to the impairment of the management contract for a money market fund in the second quarter of 2009.

Income taxes changed from a $18.1 million tax benefit in the third quarter of 2008 to a $12 thousand tax provision in the third quarter of 2009. Our effective tax rate was (0.2%) in the third quarter of 2009. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefit of book losses in both the U.S and the U.K. and the projected alternative minimum tax liability related to domestic operations in 2009. In comparison, our effective rate was 39% in the third quarter of 2008. This rate differed from statutory tax rates due to the discrete reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under ASC 718, “Compensation—Stock Compensation”.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Net loss decreased from $64.0 million in the first nine months of 2008 to a net loss of $44.9 million in the first nine months of 2009. The decrease in net loss was primarily the result of a $80.4 million reduction in overall expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees, offset by a decrease in net revenues and the recognition of an income tax benefit of $28.9 million in the first nine months of 2008 as compared to a tax provision of $0.7 million in the first nine months of 2009 as we continue to maintain a full valuation allowance on our net deferred tax assets. The cost reductions were partially offset by a $5.4 million intangible asset impairment charge in 2009 that is not comparable to 2008.

Our net revenues decreased 15.8% from $200.1 million during the first nine months of 2008 to $168.4 million during the first nine months of 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 50.4% from $75.6 million in the first nine months of 2008 to $37.5 million in the first nine months of 2009. The lower volume of capital raising activity was spread across all of our industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the world-wide recession.

Advisory revenues decreased 17.0% from $15.3 million in the first nine months of 2008 to $12.7 million generated in the first nine months of 2009. We completed 11 merger and acquisition and advisory assignments in the first nine months of 2008 as compared to 13 merger and acquisition and advisory assignments in the first nine months of 2009.

Institutional brokerage revenues from agency commissions and principal transactions increased 1.7% from $103.0 million in the first nine months of 2008 to $104.8 million in the first nine months of 2009 as a result of the integration of a convertible securities sales and trading platform in the second half of 2008.

Asset management base management fees decreased 36.8% from $12.5 million in the first nine months of 2008 to $7.9 million in the first nine months of 2009. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management and the decrease in management fees associated with assets under management related to our private wealth services. During the second quarter of 2009, we transferred the accounts of our private wealth clients to a third party that will provide services to these clients from the date of transfer and future periods.

Net investment loss was $15.3 million in the first nine months of 2008 compared to $49 thousand in the first nine months of 2009. The net investment loss for the first nine months of 2009 includes $1.0 million of realized losses on the sale of mortgage-backed securities and derivative assets, offset by income from investment funds as a result of fund performance and gains from the sale of certain merchant banking investments. Net investment losses during the first nine months of 2008 include other-than-temporary impairment losses on long-term investments of $12.3 million.

Net interest income decreased 86.7% from $8.3 million in the first nine months of 2008 to $1.1 million in the first nine months of 2009. This decrease is primarily attributable to lower investment yields during the first nine months of 2009 as compared to 2008. Specifically, in 2008, a portion of our liquid capital was invested in mortgage-backed securities. These securities were sold during the first quarter of 2009 and subsequent to these sales, such capital has been held in cash and cash equivalents.

Other revenues increased from $0.7 million in the first nine months of 2008 to $4.3 million in the first nine months of 2009. This increase is primarily the result of a $2.2 million dividend earned on one of our merchant banking investments, as well as 12b-1 fees associated with our acquisition of a mutual fund distribution business at the end of the third quarter of 2008.

Total non-interest expenses decreased 27.4% from $293.0 million in the first nine months of 2008 to $212.6 million in the first nine months of 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 31.5% from $174.7 million in the first nine months of 2008 to $119.7 million in the first nine months of 2009. This decrease is primarily due to a $35.9 million decrease in variable compensation associated with decreased investment banking revenues as well as a decrease in fixed compensation due to a 28% reduction in employees since the beginning of 2008. In addition, we incurred substantially higher severance costs in 2008 compared to 2009 as a result of the reduction in employees.

Professional services expenses decreased 48.8% from $29.3 million in the first nine months of 2008 to $15.0 million in the first nine months of 2009 primarily due to decreased costs associated with the lower volume of investment banking transactions, a reduction in consultants associated with cost reduction initiatives, and a reduction in sub-advisory fees related to our management of mutual funds. The reduction in sub-advisory fees was the result of lower average mutual fund assets under management in 2009 compared to 2008 and our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses decreased 61.3% from $23.8 million in the first nine months of 2008 to $9.2 million in the first nine months of 2009. This decrease is primarily due to a decrease in costs associated with investor conferences and the PGA Tour’s FBR Open as well as decreased costs associated with the lower volume of investment banking transactions.

Clearing and brokerage fees remained consistent at $10.8 million in the first nine months of 2008 and the first nine months of 2009.

Occupancy and equipment expenses decreased 0.8% from $25.0 million in the first nine months of 2008 to $24.8 million in the first nine months of 2009. The decrease in expenses is attributable to the net effects of cost reduction initiatives and reduction in employees over the past year.

Communications expenses decreased 12.8% from $17.9 million in the first nine months of 2008 to $15.6 million in the first nine months of 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services.

During the first nine months of 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market fund managed by us. The impairment was the result of factors such as significantly reduced yields on short term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of the low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge.

Other operating expenses increased 6.1% from $11.4 million in the first nine months of 2008 to $12.1 million in the first nine months of 2009 due primarily to an increase in 12b-1 fees related to our acquisition of a mutual fund distribution business at the end of the third quarter 2008.

Income taxes changed from a $28.9 million tax benefit in the first nine months of 2008 to a $725 thousand tax provision in the first nine months of 2009. Our effective tax rate was (1.6%) in the first nine months of 2009. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefit of book losses in both the U.S and the U.K. and the projected alternative minimum tax liability related to domestic operations in 2009. In comparison, our effective rate was 31% in the first nine months of 2008. This rate differed from statutory tax rates due to the discrete reporting of the tax effects of restricted stock awards vesting at share prices lower than the original grant date prices, as required under ASC 718.

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

Cash Flows

As of September 30, 2009, the Company’s cash and cash equivalents totaled $244.1 million representing a net increase of $36.3 million for the nine months ended September 30, 2009. The increase is primarily attributable to the net effects of three transactions during the nine months ended September 30, 2009, as described below, partially offset by cash used in operating activities of $27.5 million. In the first quarter of 2009, we sold the mortgage-backed securities held at December 31, 2008 and repaid the related repurchase agreements used to finance these investments. In the second quarter of 2009, we repurchased 16.7 million shares of our common stock at $4.35 per share from Arlington Asset and later in the quarter completed a follow-on equity offering in which 20.0 million new shares were issued at $4.65 per share. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows that can occur in periods of decreased revenues and earnings.

Net cash used in the Company’s operating activities of $27.5 million for the first nine months of 2009 compares to $78.3 million of cash used in operating activities during the first nine months of 2008. This decrease in cash used in operating activities is primarily the result of a smaller outflow of cash related to working capital for the nine months ended September 30, 2009 compared to same period in 2008. Also, the net loss adjusted for non-cash expenses and investing results was lower in 2009 compared to 2008 as a result of our cost reduction initiatives and reduction in employees.

Net cash provided by investing activities of $462.9 million during the first nine months of 2009 compares to net cash used in investing activities of $862.8 million during the first nine months of 2008, reflecting the difference in investing activity during the periods. The activity during 2009 reflects the sale of agency mortgage-backed securities, while the 2008 activity reflects the purchase of agency mortgage-backed securities, which were partially financed with repurchase agreement borrowings.

Similarly, the primary difference between the net cash used in financing activities of $399.1 million during the first nine months of 2009 as compared to net cash provided by financing activities of $702.5 million during the first nine months of 2008 relates to the partial financing of the agency mortgage-backed securities, discussed above, as compared to sales of agency mortgage-backed securities and repayment of related repurchase agreement financings during the first nine months of 2009. In addition, 2009 financing activities include the net effects of repurchasing 16.7 million shares of our common stock from Arlington Asset and completing a follow-on offering of 20.0 million shares of our common stock.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $244.1 million at September 30, 2009) comprised primarily of investments in short-term U.S. Treasury securities and money market funds investing in short-term U.S. Treasury securities, cash flows from operations, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of September 30, 2009 and December 31, 2008, the Company’s liabilities totaled $176.3 million and $496.6 million, respectively. The decrease in our total assets and liabilities as of September 30, 2009 reflects the effect of our sale during the first nine months of 2009 of agency mortgage-backed securities and the retirement of the related repurchase agreement borrowings. As of September 30, 2009, we had no outstanding borrowings.

Assets

Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments.

As of September 30, 2009 and December 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $244.1 million and $207.8 million, respectively.

The decrease in our total assets to $472.1 million as of September 30, 2009 compared to $800.4 million as of December 31, 2008, is primarily the result of our sale of agency mortgage-backed securities with a fair value of $454.3 million at December 31, 2008.

As of September 30, 2009, our long-term investments primarily consist of investments in non-public equity securities, mutual funds, and managed partnerships. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost for impairment. If and when we determine that a decline in fair value less than our carrying value is “other-than-temporary”, we will reflect the reduction as an investment loss.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $82.9 million and $86.6 million, respectively, as of September 30, 2009. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

Regulatory Capital

FBR Capital Markets & Co. (“FBR & Co.”), our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, Friedman, Billings, Ramsey International Ltd. (“FBRIL”), our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2009, FBR & Co. had total regulatory net capital of $48.4 million, which exceeded its required net capital of $3.1 million by $45.3 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Equity Transactions

In May 2009, the Company repurchased 16.7 million shares of its common stock from Arlington Asset at $4.35 per share, for a total cost of $72.5 million. Later in the quarter, the Company completed a follow-on public offering in which we sold 20.0 million shares, at $4.65 per share, which raised $90.1 million in new capital and in which Arlington Asset sold 1.5 million shares at the same price. Together, these two transactions along with a subsequent exercise of an overallotment in July 2009, in which an additional 411 thousand shares owned by Arlington Asset were sold, reduced Arlington Asset’s ownership stake to approximately 23%.

In October 2009, Arlington Asset and related affiliates, our former majority shareholder, sold 14,755,017 shares of our common stock in an underwritten public offering. This transaction represented the sale of the remainder of their ownership position in us. FBR & Co. acted as a book-running manager for the offering.

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

Overall Risk Management

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, trading, and merchant banking activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

Market Risk

Market risk is the risk that a change in the level of one or more market prices, rates, indices, or other market factors, such as market liquidity, will result in losses for a position or portfolio. Our activities as an underwriter, market maker and principal investor, as well as our activities as a financial intermediary in customer trading transactions, expose us to market risk.

We use a number of quantitative measures to manage our exposure to market risk in our trading businesses. These measures include:

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

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity.

The following table presents our weekly VaR related to our convertible securities trading activities over the nine months ended September 30, 2009:

	For Nine Months Ended September 30, 2009
	($ in thousands)
	2 Week VaR	Implied 1 Day VaR(1)
High	$1,005	$318
Low	$323	$102
Average	$721	$228

(1)	The implied 1-day VaR is calculated by dividing the two-week VaR by the square root of 10 (business days during the two-week period).

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the nine months ended September 30, 2009. The table shows data reflecting that the actual lowest 5 percentile daily trading losses during the nine months ended September 30, 2009 was $12 thousand, which is below the $102 thousand daily trading loss implied by the two-week VaR.

During the third quarter of 2009, we launched our credit trading platform for the purpose of conducting secondary market trading within certain sectors of the corporate bond and syndicated loan markets. As of September 30, 2009, the credit trading group had a net trading inventory position of $11.0 million, which is made up of trading assets of $12.0 million and trading liabilities of $1.0 million. The market risk in this business is managed using the quantitative tools described above. As this business matures, we expect to include the Value at Risk associated with our credit trading in future Value at Risk disclosures. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to administrative and legal requirements associated with transferring title of such instruments. During this period whereby the trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades. In addition, due to industry standards regarding required standard documentation and settlement procedures, we believe our exposure to default risk is low. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $82.9 million and $86.6 million, respectively, as of September 30, 2009.

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

While it is impossible to exactly project what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2009. The fair value of the $8.0 million of trading portfolio equity securities held would increase or decrease to $8.8 million and $7.2 million, respectively, and the fair value of the $35.6 million of long-term investments would increase or decrease to $39.2 million and $32.0 million respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2009 and December 31, 2008, we have recorded no liabilities with regard to this right. During the three and nine months ended September 30, 2009 and 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives such as credit default swaps.

Interest Rate Risk. Interest rate risk represents the potential loss in value of a position or portfolio from adverse changes in market interest rates. We are exposed to interest rate risk through our trading activities in convertible and fixed income securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2009, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2009, except as described below, we were neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act, against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this may decrease or eliminate the value of the indemnity that FBR & Co. received from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint, which is still pending. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition, results of operations, or liquidity. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, operating results and liquidity.

Item 1A.	Risk Factors

Except as set forth in the discussion below, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

On October 28, 2009 we announced that Arlington Asset had sold all of the remaining shares of our common stock that it had beneficially owned. Therefore, the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 entitled “Because FBR Group controls a majority of the voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote” and “Because FBR Group beneficially owns a majority of the outstanding shares of our common stock, we are a ‘controlled company’ within the meaning of the Nasdaq Marketplace Rules and, as a result, we are not subject to all of the Nasdaq corporate governance requirements” are no longer applicable.

Our ability to use net operating loss carryovers and net capital loss carryovers to reduce our taxable income may be limited.

We currently have net operating loss (“NOL”) carryovers and net capital loss (“NCL”) carryovers. Our ability to use our NOL and NCL carryovers to offset our taxable income and gains may be limited by Sections 382 and 383 of the Internal Revenue Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. We believe that as a result of the sale by Arlington Asset of all of the remaining shares of our common stock beneficially owned by it, we will undergo an “ownership change.” As a result of such an ownership change, our ability to use our NOLs and NCLs (and, potentially, certain recognized built-in losses and certain tax credits) to reduce our future taxable income would be limited to the Section 382 limitation. The Section 382 limitation is equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate applicable to the calendar month of the ownership change. In general, the “long-term tax-exempt rate” is a rate determined monthly by the Internal Revenue Service that approximates the yield on a tax-exempt bond that would be equivalent to the market yield on long-term U.S. Treasury securities. The long-term tax-exempt rate for an ownership change occurring in October 2009 is 4.48%. Any NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation (and other applicable limitations) in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCLs is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of the ownership change would not be affected by the Section 382 limitation, unless another ownership change were to occur after those new losses arose.

Crestview has certain registration rights with respect to the shares of our common stock owned by it and the exercise of these rights could affect the trading market for our common stock.

As of September 30, 2009, Crestview, directly and indirectly, beneficially owned approximately 14% of the outstanding shares of our common stock. We entered into a registration rights agreement with Crestview, dated as of July 20, 2006, with respect to the shares of our common stock beneficially owned by Crestview. The registration rights agreement contains certain demand and piggyback registration rights.

If Crestview exercises its registration rights with respect to some or all of its shares of our common stock, this could have an adverse effect on the market price of our common stock. Crestview could sell its stake in us to one or more third parties that may not be favorable to our stockholders. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business in the event that we are unable to complete a business combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Pursuant to the Amended and Restated Voting Agreement among Arlington Asset, FBR TRS Holdings, Crestview and us, Crestview has the right to designate two representatives to serve on our board of directors and therefore has the ability to influence any action taken or recommended by our board of directors. If the interests of Crestview are in conflict with the interests of our other stockholders, their ability to influence our board of directors could result in a conflict of interest for members of our board.

In connection with the Repurchase Agreement, we entered into the Amended and Restated Voting Agreement with Arlington Asset, FBR TRS Holdings and Crestview that provides Crestview, among other things, with the right to designate two representatives for election to our board of directors. Subject to certain conditions, Crestview also has the right to designate one representative to serve on each of the committees of our board of directors, to the extent permitted by law and the applicable regulations of the NASDAQ Global Select Market (or, if not so permitted, such designee(s) will have certain observation rights). Accordingly, Crestview may have the ability to influence any action taken or recommended by our board of directors. If the interests of Crestview are in conflict with the interests of our other stockholders, the ability of Crestview to influence our board of directors could result in a conflict of interest for members of our board.

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

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Furthermore, there is no assurance that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause us significant reputational harm, which could seriously harm our business and prospects.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this may decrease or eliminate the value of the indemnity that FBR & Co. received from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint, which is still pending. Because we intend to actively defend such litigation, significant legal expenses could be incurred. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, an adverse resolution of this litigation could materially affect our financial condition, operating results and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2009, we acquired Watch Hill Partners, LLC (“Watch Hill”) for a total purchase price of $6,419,000. The purchase price was comprised of $3,368,000 of cash and the issuance of 563,685 shares of our common stock with a fair value of $3,051,000 to certain holders of equity and debt of Watch Hill or their designees. Our common stock was issued as part of the purchase price pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder. Through the acquisition of Watch Hill, we added 14 professional employees specializing in corporate advisory services. For more information regarding the Watch Hill acquisition, see Note 4 to our unaudited consolidated financial statements contained elsewhere in this report.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: November 9, 2009	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2009	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)