Form 10-K
period 2009-12-31
FBR CAPITAL MARKETS CORP
filed 2010-03-16
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33518

FBR CAPITAL MARKETS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	20-5164223
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Nineteenth Street North, Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

(703) 312-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.001	The Nasdaq Stock Market LLC (The NASDAQ Global Select MarketSM)

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR Capital Markets Corporation’s outstanding common stock held by non-affiliates as of June 30, 2009 was approximately $198.9 million. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR Capital Markets Corporation’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On February 28, 2010, there were 63,503,836 shares of FBR Capital Markets Corporation common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR Capital Markets Corporation 2010 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2010)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks identified under the section captioned “Risk Factors” in this Form 10-K;

•	general volatility of the capital markets and the possibility that an active public trading market for our common stock cannot be sustained;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	our ability to retain our senior professionals;

•	pricing and other competitive pressures;

•	changes in laws and regulations and industry practices that adversely affect our sales and trading business;

•	incurrence of losses in the future;

•	the singular nature of our capital markets and strategic advisory engagements;

•	competition among financial services firms for business and personnel;

•	larger and more frequent capital commitments in our trading and underwriting businesses;

•	limitations on our access to capital;

•	malfunctioning or failure in our operations and infrastructure;

•	our entry into new business areas, including entry through strategic investments, acquisitions and joint ventures;

•	failure to achieve and maintain effective internal controls;

•	declines in the market value of our principal investments;

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	the overall environment for interest rates;

•	changes in our business strategy; and

•	availability, terms and deployment of capital.

We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate, and there are no guarantees about our performance. This Form 10-K, including the consolidated financial statements and notes thereto and the documents incorporated by reference, should be read for a complete understanding of our business, an investment in our company and the risks and other uncertainties associated with that business or an investment in our company.

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

Our public internet site is http://www.fbrcapitalmarkets.com. We make available free of charge through our public internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our public internet site statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

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

Overview

FBR Capital Markets Corporation is a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. We were formed in June 2006, and we completed the initial public offering of our common stock in June 2007. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiaries, FBR Capital Markets & Co. (“FBR & Co.”), an SEC-registered broker-dealer, FBR Capital Markets International, Ltd. (“FBRIL”), a broker-dealer registered with the United Kingdom’s Financial Services Authority (“FSA”), and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), an SEC-registered investment adviser, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;

•	institutional sales and trading services focused on equities, equity-linked securities, high-yield bonds, senior debt and bank loans;

•	research coverage;

•	asset management services through a family of mutual funds; and

•	proprietary investment returns to our shareholders through merchant banking and other direct investments that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in eight broad industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these eight sectors as our “core sectors.” In 2009, we executed 39 banking assignments, including $3.3 billion total transaction value of lead- and co-lead managed capital raising transactions, and completed 19 M&A and advisory assignments. As of December 31, 2009, we were a market-maker or trader in more than 970 securities, provided sales and trading services to more than 960 institutional equity sales clients, 320 convertible, credit and listed option clients, and 165 clients serviced through our office in London, and provided independent research on more than 420 companies.

Our asset management business manages a family of mutual funds. As of December 31, 2009, we had approximately $1.3 billion in mutual fund assets under management.

We are a Virginia corporation that was formed as a consolidated subsidiary of Arlington Asset Investment Corp. (“Arlington Asset”), a separate publicly-traded corporation that invests primarily in mortgage-related assets (NYSE: AI). In July 2006, Arlington Asset contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” Since our July 2006 private offering, we have operated as an independent company with a separate board of directors. We became a publicly-traded company listed on The NASDAQ Global Select MarketSM (Nasdaq: FBCM) in June 2007 when Arlington Asset and certain other shareholders sold an aggregate of 12,960,950 shares of our common stock in an underwritten initial public offering that reduced Arlington Asset’s ownership in our company to just above 50%. In May 2009, we entered into a stock repurchase agreement with Arlington Asset (“Repurchase Agreement”) pursuant to which, among other things, we repurchased 16,667,000 shares of our common stock from Arlington Asset at a share price of $4.35 and, in October 2009, Arlington Asset sold its remaining 14,755,017 shares of our common stock at $6.00 per share in a secondary public offering.

We are headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, London, New York and San Francisco. The address of our principal executive offices is 1001 Nineteenth Street North, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Business Segments

Our business comprises three separate segments: capital markets, which includes investment banking and institutional brokerage and research; asset management; and principal investing, which includes merchant banking.

Financial information concerning our company for the fiscal years ended December 31, 2009, 2008, and 2007, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 15 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking and institutional brokerage professionals through our U.S. and United Kingdom broker-dealer subsidiaries. These professionals provide investment banking services, including capital raising and financial advisory services, and institutional brokerage services including sales, trading, and research services, to our institutional clients across our core sectors. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

The current disruption in the financial services industry has created opportunities for us to expand our existing business and to that end we have recently added capabilities in convertible securities sales and trading, loan trading, restructuring and liability management advisory services, and high yield debt and listed options sales and trading, as well as prime brokerage services for underserved money managers. We believe that these additions can meaningfully add to our revenue stream although there can be no assurance that they will do so or that they will otherwise perform as we expect. In addition, in 2009, we added additional capabilities to our existing M&A and advisory services. Since January 2008, we reduced our total number of employees and made adjustments to our variable cost structure to better align our overall cost structure with current market conditions.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services in industry specific investment banking teams that operate across our core sectors: consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, healthcare, and TMT, and these teams work closely with our M&A investment banking group in connection with the delivery of financial advisory services. We also have a financial sponsors investment banking group that works closely with our industry-focused investment banking teams to deliver a full array of investment banking products and solutions to the private equity community and their portfolio companies.

Over the past two years we have responded to the disruptions in the financial services industry by hiring professionals from many of our competitors to strengthen our corporate finance platform. By hiring senior investment banking personnel, we expect to acquire new client relationships and augment our current investment banking revenue stream. In addition, we have added convertible securities and debt capital markets personnel that we believe will help us enhance our relationships with issuers and to diversify our investment banking revenue stream, and have also added a restructuring finance and advisory group that will focus on accessing the equity and debt capital markets to create client solutions outside of insolvency proceedings. In 2009, our convertible securities team enabled us to participate in four transactions comprised of three offerings and an advisory role in one exchange offer. We expect to make additional hires in these areas over time, although there can be no assurance that we will be successful in doing so.

We have also made, and expect to continue making, opportunistic acquisitions to complement our investment banking platform to increase our product offerings and add to the coverage in our core industry groups.

As an investment bank with an ability to raise equity in the private capital markets, we are involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our investment banking clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

Capital Raising. We have developed a strong market presence, primarily in a lead-managing role, as a leading underwriter of equity securities in the United States. During 2008, the overall number of equity offerings throughout the investment banking industry declined, and we were the lead or sole book-running manager of five equity offerings and co-managed 15 other equity offerings, raising proceeds to the issuers of approximately $7.1 billion. During 2009, the overall equity offerings throughout the investment banking industry continued to be impacted by the downturn in the economic environment, and we were the lead or sole book-running manager of 14 equity offerings and co-managed 25 other equity offerings.

We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all backed by extensive due diligence. We offer a wide range of financial products and services designed to serve the needs of our investment banking clients, including private equity offerings, initial public, follow-on, and secondary offerings of common equity, equity-linked convertible debt offerings, public and private preferred equity offerings, and debt offerings.

Strategic Advisory Services. Our financial advisory practice builds on our capital markets expertise and focuses on helping our investment banking clients to assess strategic alternatives, including advice on M&A, liability management and financial restructuring, and strategic partnerships. In addition, we provide valuation advice, fairness opinions, market comparable valuation analysis and other corporate finance advice, including advice with respect to dividend policies and evaluations of stock repurchase programs. In 2009, we completed 19 strategic advisory assignments.

Institutional Brokerage and Research

Through our institutional brokerage professionals, we provide research and institutional sales and trading services to institutional investors in North America, Europe and elsewhere. We execute securities transactions for institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans. In 2008, we significantly expanded our institutional brokerage capability by adding a convertible securities desk to enhance our ability to work on multiple securities classes with existing clients and to add to overall brokerage relationships. We added a credit trading desk that began operations in May 2009 and a listed options trading desk that began operations in December 2009.

Institutional Brokerage. We believe our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries in which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and provide trade execution and sales and trading services to a diverse institutional client base of more than 1,400 institutional investor accounts as of December 31, 2009. Many of our institutional clients have been long-standing investors in transactions that our investment banking teams have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

Our sales professionals work closely with our research analysts and our trading desks to provide the most up-to-date information to our institutional clients. Our sales, trading, and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. Our trading professionals facilitate trading in equity, convertible securities, and loan products, and we expect to begin trading high-yield debt in the near term. We make markets in Nasdaq and other securities, we trade listed securities and loan products, and we service the trading desks of major institutions in the United States, Europe and elsewhere.

Research. We understand the importance of research and the role quality research plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. As of December 31, 2009, our research analysts performed independent research on more than 420 companies to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight, and our ability to uncover industry trends. We believe our unique viewpoint has helped us develop relationships with investor clients in both our primary distribution and secondary trading businesses.

Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify undervalued investment opportunities in the capital markets; and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

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

Asset Management

Our SEC registered investment adviser subsidiaries principally manage a family of mutual funds. We are focused on expanding our asset management business and strive to utilize our intellectual capital, relationships and other resources, to achieve this goal. As of December 31, 2009, we had $1.3 billion in assets under management.

At December 31, 2009, we managed client assets in excess of $1.3 billion through our four traditional asset class equity and our five specialty mutual fund product lines. Our traditional asset class equity funds provide investors with access to institutional quality exposure to the large, mid- and small-cap segments of the capital markets, and our specialty funds allow investors to add targeted exposure to growth opportunities in specific industry sectors, including through an index fund. Regardless of market capitalization and industry sector, through strict attention to relative valuation and careful security selection, our actively managed mutual funds strive both to participate in rising markets and preserve capital in down markets.

Principal Investing

Our principal investing activity consists primarily of investments in merchant banking investments and short-term liquid instruments. We have historically made merchant banking investments in selected transactions that our investment banking group underwrites. This strategy involves putting our capital to work alongside the capital of our institutional clients.

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

Competition

Over the course of 2008 and 2009, the financial services industry underwent a dramatic reshaping, as several major financial institutions consolidated, were forced to merge, declared bankruptcy, received substantial government assistance or were placed into conservatorship, all of which has resulted in significant upheaval in the competitive environment. These events accelerated a longstanding trend toward consolidation among companies in the financial services industry and created an environment of uncertainty among financial services firms of all sizes. As a full-service investment banking, institutional brokerage and asset management firm, all aspects of our business are intensely competitive. Our competitors are other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. Some of our competitors have fundamentally changed their respective business models over the past two years, including, in certain cases, becoming commercial banks, and there has been significant movement of personnel, both among firms as well as out of the industry altogether. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services, and recent developments could result in our remaining competitors gaining even greater capital and other resources. We believe that the principal factors affecting competition in our business include the strength and extent of our client relationships, our reputation, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

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

Employees

As of December 31, 2009, we had 595 employees, in comparison to the 568 employees we had as of December 31, 2008. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of current conditions in the financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FBR & Co. and FBR Investment Services, Inc (“FBRIS”) are registered as broker-dealers with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization, and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, FBR & Co. and FBRIS are subject to regulation and oversight by the SEC and FINRA, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBR & Co. and FBRIS, and their registered representatives. State securities regulators also have regulatory or oversight authority over FBR & Co. and FBRIS. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

FBR Fund Advisers and FBR Investment Management, Inc. (“FBRIM”) are SEC-registered investment advisers. Registered investment advisers are subject to regulations under the Investment Advisers Act of 1940, as amended. Regulations under the Investment Advisers Act of 1940 relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. In addition, certain investment funds that we manage are registered investment companies under the Investment Company Act of 1940, as amended. Those funds and the entities that serve as the funds’ investment advisers are subject to that act and the rules and regulations promulgated by the SEC under that act, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

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

On October 14, 2008, the SEC published final rules, effective as of October 17, 2008 under the Securities Exchange Act of 1934, as amended, adopting a temporary rule that expired on July 31, 2009, which contained a firm delivery requirement for long and short sales, and the “naked” short selling anti-fraud rule, and on February 24, 2010, the SEC adopted a new rule under the Securities Exchange Act of 1934, as amended, to restrict short selling in stocks experiencing significant downward price pressure.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001, as amended (the “PATRIOT Act”), contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the PATRIOT Act seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability.

Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBR & Co. is registered with and subject to regulation by the Ontario Securities Commission in Canada. FBRIL, our United Kingdom brokerage subsidiary, is subject to regulation by FSA in the United Kingdom pursuant to the United Kingdom Financial Services and Markets Act of 2000 (as amended). Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, conflicts of interest, research, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. The FSA has been pursuing an increased focus on the capital and liquidity strength of regulated firms, and has also expressed its intention to focus on management structures and the culture of supervisory responsibility within firms. It has also set out its views on best practice in the area of position valuation and risk control following a number of mis-marking incidents across the industry.

Many of the investment services that are subject to authorization and regulation by the FSA under the Financial Services and Markets Act of 2000 (as amended) are also subject to certain European Union (“EU”) directives covering, among other things, the organizational requirements and operating conditions for investment firms including customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the EU and are broadly comparable in scope and purpose to the customer protection requirements imposed under SEC rules. Where such investment services fall outside the scope of these EU directives, local regulation in each jurisdiction, including those in which we operate, may still apply and in some cases may be more restrictive than the requirements of such directives.

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

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally around the world. In the past twelve to eighteen months, these conditions have changed suddenly and negatively. Since mid-2007, and particularly during the second half of 2008 and through the first half of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer, investor and CEO confidence have negatively impacted many of our businesses, particularly investment banking, merchant banking and asset management. Our investment banking business has been significantly affected by the decrease in equity underwritings and the decline in both announced and completed mergers and acquisitions.

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

Overall, the business environment over the past two years has been extremely adverse for many of our businesses and there can be no assurance that these conditions will improve in the near term. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity. We expect that the reduced transaction volumes, reduced revenue and reduced profitability that we experienced in almost all of our main businesses in 2008 and 2009 may continue throughout 2010.

It is difficult to predict how long these uncertain and unfavorable market and economic conditions will continue, whether a continuation of the global credit crisis will cause market and economic conditions to further deteriorate, and which of our markets, products and businesses will continue to be adversely affected and to what degree. Currently, we anticipate that some or all of these challenging market conditions will persist throughout

2010. We expect that equity and debt financing and acquisition and disposition activity may remain at a low level through 2010. Our financial performance will be negatively impacted by the occurrence of these conditions because our business depends heavily on these markets, particularly equity financing, public finance and acquisition and disposition activity.

Our revenues may continue to be negatively impacted as a result of adverse market conditions.

The real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which has negatively impacted our revenues. These factors have continued into the beginning of 2010. These factors could continue beyond 2010. Continued or further credit market dislocations or sustained market downturns may reduce cash flows from our clients.

Our investment banking revenues are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in 2008 and 2009 by the mortgage and credit market dislocations, and the overall level of equity prices, and may be further impacted by continued or further credit market dislocations or a continuation of the market downturn. Our investment banking revenues could continue to be impacted in 2010 and beyond as a result of these market factors.

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

We also derive a significant portion of our revenues from institutional sales and trading transactions related to the securities of companies in these sectors. Our revenues from such institutional sales and trading transactions may decline when underwriting activities in these industry sectors decline, the volume of trading on the NASDAQ, the New York Stock Exchange (“NYSE”) or any other securities market or exchange declines, or when industry sectors or individual companies report results below investors’ expectations.

We have incurred losses in recent periods and may incur losses in the future.

We have incurred losses in recent periods. For the year ended December 31, 2009, we had a net loss of $27.7 million. We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Our ability to use net capital loss carryovers to reduce our taxable income may be limited.

On October 22, 2009, as a result of the sale by Arlington Asset of all of the remaining shares of our common stock then beneficially owned by it, we had an “ownership change” as defined in Internal Revenue Code section 382. Section 382 limits tax deductions for net operating losses (NOL), net capital losses (NCL) and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders over the relevant testing period.

Under the provisions of Section 13 of the Worker, Homeownership, and Business Act of 2009, enacted on November 6, 2009, we elected to use a five year carryback period for the domestic federal NOL incurred in 2008. As a result, we do not have any domestic federal NOL carryover that would be subject to limitations of section 382. As of the end of 2009, we had NCL carryovers and certain built-in losses that would be subject to an annual section 382 limitation.

The Section 382 limitation is equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate applicable to the calendar month of the ownership change. In general, the “long-term tax-exempt rate” is a rate determined monthly by the Internal Revenue Service that approximates the yield on a tax-exempt bond that would be equivalent to the market yield on long-term U.S. Treasury securities. The long-term tax-exempt rate for an ownership change occurring in October 2009 was 4.48%. Any NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation (and other applicable limitations) in each year. However, if the carryforward period for any NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NCLs is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of the ownership change would not be affected by the Section 382 limitation, unless another ownership change were to occur after those new losses arose.

Our failure to integrate and develop recently added capital markets capabilities or to expand our asset management business could negatively affect the growth of our business.

Our ability to develop our capital markets business depends upon expanding and enhancing the investment banking services we presently offer. We have recently added capabilities in convertible securities sales and trading, loan trading and restructuring, liability management advisory services, high yield debt and listed options sales and trading, as well as prime brokerage services for underserved money managers. We intend to incur increased costs to support these capabilities. Our failure to successfully integrate these capabilities into our business could have an adverse impact on our business. Furthermore, our failure to develop these capabilities to satisfy anticipated near-term demand in our core sectors may harm our growth prospects.

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

We derive a significant portion of our revenues from our institutional brokerage business. Along with other firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect pricing pressures in the business to continue. Decimalization in securities trading, introduced in 2000, has also reduced revenues and lowered margins within the equity sales and trading divisions of many firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. If we are unable to compete effectively in these areas, the revenues from our sales and trading business may decline, and our business and results of operations may be adversely affected. Our research and institutional brokerage business also may be adversely affected by changes in laws and regulations and industry practices.

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

Our capital markets and strategic advisory engagements are singular in nature and our failure to obtain new engagements may harm our operating results.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or M&A transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must continuously seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would likely be adversely affected.

Larger and more frequent capital commitments in our trading and underwriting business increase the potential for us to incur significant losses.

We commit our capital to maintain trading positions in the equity, convertible securities, debt and listed options markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

We use a number of quantitative measures to manage our exposure to market risk, including inventory position limits, scenario analysis, and value at risk, or VaR. VaR is a model that quantifies potential losses using historical data. Because the historical market prices used in our VaR analysis may not be an accurate measure of future market events and conditions, especially in highly stressful market environments, and because our VaR model measures the risk of a current net trading position and does not take into account future position changes arising from transaction and/or hedging activity, we could incur losses that are materially greater than our reported VaR, and our business, financial condition and results of operations could be adversely affected.

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

FBR & Co. and FBRIS, which are domestic registered broker-dealers, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. FBRIL, which is a registered broker-dealer in the United Kingdom, is also subject to the capital requirements of the FSA. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

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

We may make merchant banking investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

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

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make merchant banking investments through an affiliate of FBR & Co., a registered broker-dealer in the U.S., and FBRIL, a registered broker-dealer in the United Kingdom, our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, FINRA and other governmental authorities, and FBRIL’s investment and trading activities are regulated by similar regulatory authorities in the United Kingdom, including the FSA. As a result, the rules of the SEC, FINRA, FSA and other governmental authorities and self-regulatory organizations may limit our ability to invest in the securities of companies whose securities are underwritten or privately placed by our broker-dealer affiliates.

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

We make merchant banking investments that are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a further decline in market value of our investment securities may further reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

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

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under 1940 Act. However, if anything were to happen which would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us and our subsidiary, FBR & Co., and materially adversely affect our business, financial condition and results of operations.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act, against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. FBR & Co. subsequently moved for entry of a final judgment in its favor. The plaintiffs have opposed that motion and have filed a motion seeking clarification of the Court’s dismissal order. The plaintiffs contend that the District Court’s dismissal order is, or should be, without prejudice, and that they should be permitted to file an amended complaint that attempts to re-plead dismissed claims. The Court has yet to rule on FBR & Co.’s motion for entry of final judgment, the plaintiffs’ motion for clarification, or the plaintiffs’ expressed interest in filing an amended complaint. Because we intend to actively defend such litigation, significant legal expenses could be incurred. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted and that this action should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, an adverse resolution of this litigation could materially affect our financial condition, operating results and liquidity.

Risks Related to Use of Estimates and Valuations

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

We have agreed, subject to the modification described below, to pay Crestview Advisors, L.L.C., an affiliate of Crestview, a $1.0 million annual strategic advisory fee and reimburse Crestview Advisors, L.L.C. for reasonable out-of-pocket expenses in exchange for ongoing strategic advice and assistance. This fee is payable for as long as Crestview beneficially owns at least 50% of the shares of our common stock that the Crestview affiliates purchased in our 2006 private offering. In September 2008, we granted Crestview Advisors, L.L.C. options to purchase 502,268 shares of our common stock at a price of $5.30 per share in lieu of cash payments for the strategic advisory fee for the period from October 1, 2008 through December 31, 2009. Unless we agree otherwise, we will be required to pay the strategic advisory fee to Crestview Advisors, L.L.C. in cash in future periods. Crestview Advisors, L.L.C. is not required to provide specified services to us or our affiliates, and we cannot assure you that this agreement will result in increased opportunities for any of our businesses or in the establishment of new relationships with potential clients or investors. To the extent that we do not capture the anticipated benefit of these services, our payment obligations under this agreement may impede our growth and negatively impact our operating results.

Pursuant to the Amended and Restated Voting Agreement (as defined below) among Arlington Asset, FBR TRS Holdings, Crestview and us, Crestview has the right to designate two representatives to serve on our board of directors and therefore has the ability to influence any action taken or recommended by our board of directors. If the interests of Crestview are in conflict with the interests of our other stockholders, Crestview’s ability to influence our board of directors could result in a conflict of interest for members of our board.

In connection with the Repurchase Agreement, we entered into the Amended and Restated Voting Agreement with Arlington Asset, FBR TRS Holdings and Crestview (the “Amended and Restated Voting Agreement”) that provides Crestview, among other things, with the right to designate two representatives for election to our board of directors. Subject to certain conditions, Crestview also has the right to designate one representative to serve on each of the committees of our board of directors, to the extent permitted by law and the applicable regulations of the NASDAQ Global Select Market (or, if not so permitted, such designee(s) will have certain observation rights). Accordingly, Crestview may have the ability to influence any action taken or recommended by our board of directors. If the interests of Crestview are in conflict with the interests of our other stockholders, the ability of Crestview to influence our board of directors could result in a conflict of interest for members of our board.

Crestview has certain registration rights with respect to the shares of our common stock owned by it and the exercise of these rights could affect the trading market for our common stock.

As of December 31, 2009, Crestview, directly and indirectly, beneficially owned approximately 15.4% of the outstanding shares of our common stock, including stock options issued to them. We entered into a registration rights agreement with Crestview, dated as of July 20, 2006, with respect to the shares of our common stock beneficially owned by Crestview. The registration rights agreement contains certain demand and piggyback registration rights.

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

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the United States Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, FINRA, FSA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets, asset management and principal investing segments at that location. We lease with our affiliates six floors of our headquarters building in Arlington, Virginia. We also lease office space with our affiliates in the following locations where we conduct certain portions of our operations as indicated: Boston, Massachusetts (capital markets and asset management); Dallas, Texas (capital markets); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); San Francisco, California (capital markets); and London, England (capital markets). We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and self regulatory organizations involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, operating results and liquidity.

Except as described below, we are neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits and arbitrations relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

FBR & Co has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act, as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. FBR & Co. subsequently moved for entry of a final judgment in its favor. The plaintiffs have opposed that motion and have filed a motion seeking clarification of the Court’s dismissal order. The plaintiffs contend that the District Court’s dismissal order is, or should be, without prejudice, and that they should be permitted to file an amended complaint that attempts to re-plead dismissed claims. The Court has yet to rule on FBR & Co.’s motion for entry of final judgment, the plaintiffs’ motion for clarification, or the plaintiffs’ expressed interest in filing an amended complaint. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition, results of operations, or liquidity.

ITEM 4.	Reserved

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Select MarketSM under the symbol “FBCM” since our initial public offering on June 7, 2007 and traded on this exchange since June 8, 2007. As of February 28, 2010, there were 63,503,836 shares of our common stock outstanding and approximately 39 holders of record. The table below shows the high and low sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$7.26	$5.60
Third Quarter	6.10	4.60
Second Quarter	6.40	3.19
First Quarter	5.15	1.98

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$6.79	$2.73
Third Quarter	7.38	3.09
Second Quarter	7.50	4.70
First Quarter	9.72	5.39

Dividends

Our board of directors has not authorized and we have not declared or paid any cash dividends on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and growth of our business.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of our common stock, the Standard & Poor’s 500 Stock Index and our Peer Group Index for the period from June 8, 2007 to December 31, 2009. This graph assumes an investment in our common stock and the indices of $100 on June 8, 2007 and that all dividends, if any, were reinvested:

	06/08/07	12/31/07	12/31/08	12/31/09
FBCM Common Stock	$100	$53	$27	$34
S&P 500 Index	100	98	62	78
FBCM Peer Group Index	100	78	56	79

Our Peer Group Index includes the following companies in the broker-dealer industry: Cowen Group, Inc., Evercore Partners Inc., Jefferies Group Inc., JMP Group Inc., KBW, Inc., Lazard Ltd., Piper Jaffray Companies, Southwest Group Inc. and Thomas Weisel Partners Group, Inc. The total return calculations reflected in the foregoing graph were performed by Securities Industry Analytics, LLC.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$121,007	$76,377	$289,545	$190,576	$374,658
Advisory	17,716	20,573	34,063	24,148	17,759
Institutional brokerage:
Principal transactions	40,271	20,261	10,152	5,814	15,980
Agency commissions	92,864	118,314	104,633	100,855	82,551
Mortgage trading interest income	—	—	—	51,148	30,859
Mortgage trading net investment loss	—	—	—	(3,298)	(3,820)
Asset management fees	13,244	15,883	23,950	21,198	24,009
Net investment income (loss)	1,577	(81,335)	(4,497)	3,372	4,611
Interest, dividends & other	5,806	24,292	27,050	24,826	28,832

Total revenues	292,485	194,365	484,896	418,639	575,439
Interest expense	252	12,457	5,337	54,543	42,630

Revenue, net of interest expense	292,233	181,908	479,559	364,096	532,809

Non-interest expenses:
Compensation and benefits	193,017	227,114	287,752	225,712	277,698
Professional services	23,971	34,895	45,303	43,712	53,834
Business development	13,770	30,057	37,356	33,772	39,335
Clearing and brokerage fees	13,945	14,010	12,373	11,715	8,690
Occupancy and equipment	33,655	33,244	33,197	30,039	23,379
Communications	21,304	24,183	22,434	20,039	17,354
Impairment of intangible assets	5,350	—	—	—	—
Other operating expenses	16,210	16,625	15,868	12,219	18,500

Total non-interest expenses	321,222	380,128	454,283	377,208	438,790

(Loss) income before income taxes	(28,989)	(198,220)	25,276	(13,112)	94,019
Income tax (benefit) provision	(1,338)	(3,490)	20,032	(3,271)	45,934

Net (loss) income	$(27,651)	$(194,730)	$5,244	$(9,841)	$48,085

Basic and diluted (loss) earnings per share	$(0.46)	$(3.09)	$0.08	$(0.18)	$1.05
Weighted-average shares (in thousands):(1)
Basic	60,094	63,056	64,123	54,137	46,000
Diluted	60,094	63,056	64,187	54,137	46,000

(1)	The weighted average shares outstanding used in the calculation of earnings per share is presented assuming the issuance of 1,000 shares associated with our formation and 45,999,000 shares associated with the contribution transaction prior to our July 2006 private offering for the year ended December 31, 2005. The weighted average shares outstanding used in the calculation of earnings per share for the year ended December 31, 2006, is presented assuming the issuance of 46,000,000 shares, previously discussed, as of January 1, 2006, and the effect of 18,000,000 shares issued in our July 2006 private offering.

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$275,506	$207,801	$383,558	$151,417	$162,434
Mortgage-backed securities, at fair value	—	454,339	—	415,391	—
Trading securities, at fair value	94,478	17,954	19,057	18,180	1,034,388
Reverse repurchase agreements	—	—	—	—	283,825
Long-term investments	43,620	41,174	84,076	32,343	34,456
Due from brokers, dealers, and clearing organizations	96,477	—	—	28,691	70,926
Other	46,244	79,101	122,041	113,397	96,958

Total assets	$556,325	$800,369	$608,732	$759,419	$1,682,987

Liabilities:
Securities sold but not yet purchased, at fair value	$51,669	$8,325	$206	$202	$150,547
Commercial paper	—	—	—	—	136,016
Repurchase agreements	—	416,037	—	189,155	929,363
Accounts payable and other liabilities	94,989	69,271	94,274	85,674	218,093
Due to brokers, dealers, and clearing organizations	90,168	3,009	7,512	—	—

Total liabilities	236,826	496,642	101,992	275,031	1,434,019

Shareholders’ equity	319,499	303,727	506,740	484,388	248,968

Total liabilities and shareholders’ equity	$556,325	$800,369	$608,732	$759,419	$1,682,987

	Year ended December 31,
	2009	2008	2007	2006	2005
Statistical Data:
Total employees(1)	595	568	758	702	761
Net revenue per employee	$491	$320	$633	$519	$700
Pre-tax (loss) return on average equity	(9)%	(49)%	5%	(4)%	38%
Compensation and benefits expense as a percentage of net revenues	66%	125%	60%	62%	52%

(1)	As of end of the period reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. We were formed in June 2006, and we completed the initial public offering of our common stock in June 2007. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiaries, FBR Capital Markets & Co. (“FBR & Co.”), an SEC-registered broker-dealer, FBR Capital Markets International, Ltd. (“FBRIL”), a broker-dealer registered with the United Kingdom’s FSA, and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), an SEC-registered investment adviser, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”), advisory, restructuring, liability management, recapitalization and strategic alternative analysis;

•	institutional sales and trading services focused on equity, equity-linked securities, high-yield bonds, senior debt and bank loans;

•	research coverage, and;

•	asset management services through a family of mutual funds; and

•	proprietary investment returns to our shareholders through merchant banking and other direct investments that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in eight broad industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these eight sectors as our “core sectors.” In 2009, we executed 39 banking assignments, including $3.3 billion total transaction value of lead- or co-lead managed capital raising transactions, and completed 19 M&A and advisory assignments. As of December 31, 2009, we were a market-maker or trader in more than 970 securities, provided sales and trading services to more than 960 institutional equity sales clients, 320 convertible, credit and listed option clients, and 165 clients serviced through our office in London, and provided independent research on more than 420 companies.

On the asset management side of our business, through FBR Fund Advisers, we provide clients with a range of investment choices through The FBR Funds, a family of mutual funds. As of December 31, 2009, we had $1.3 billion in mutual fund assets under management.

Our business is comprised of three separate segments: capital markets, which includes investment banking and institutional brokerage (including institutional sales and trading and research); asset management; and principal investing (including merchant banking).

Business Environment

The environment for both the equity and debt markets improved steadily throughout 2009 after reaching extreme lows in valuation and capital markets activity in the first quarter of the year. Overall economic conditions, however, remained challenging throughout the year. In particular, employment trends remained negative during most of the year, with the seasonally adjusted unemployment rate reaching a high of 10.1% in October 2009, according to the U.S. Bureau of Labor Statistics.

Although we expect to see improving trends in the financial markets in 2010, we also expect economic conditions to remain challenging throughout the year. Despite solid GDP growth reported in the fourth quarter of 2009, continued high levels of unemployment, the anticipated reduction of government support for the mortgage markets, and the fading impact of the 2009 stimulus package may be headwinds that keep any economic recovery from gaining significant momentum. As a result of recent conditions in the financial markets, legislators and regulators are considering a number of proposals which, if adopted, could directly and indirectly affect the financial services industry and our business. Given the uncertainty surrounding current legislative and regulatory proposals, it is unclear whether any such changes would have an adverse affect on our business. Finally, the uncertainty surrounding the scope and timing of regulatory reform may result in issuers and investors delaying or curtailing activity in the financial markets until the regulatory outlook becomes more certain.

Against this economic backdrop, it is difficult to anticipate the duration and extent of any continued strength in financial markets. Consequently, although we believe that trends in middle market advisory and capital raising activity will continue to improve during 2010, we expect that transaction volumes across capital markets sectors could remain at low levels when compared to previous recoveries.

Executive Summary

For the year ended December 31, 2009, our total revenues, net of interest expense, were $292.2 million with a net loss of $27.7 million, compared to total net revenues of $181.9 million and a net loss of $194.7 million for the year ended December 31, 2008. For the year ended December 31, 2007, our total revenues, net of interest expense, were $479.6 million and our net income was $5.2 million. Our net loss for 2009 is reflective of the continued negative impact that the global economic environment has had on the equity capital markets particularly in the first half of the year.

As economic conditions in 2009 continued to be difficult due to the business environment discussed above and despite our net loss for the year, 2009 was a year of successful repositioning for the Company. We maintained a significantly reduced cost structure during the year, enhanced and diversified our operating platform and returned to profitability in the second half of the year.

Our total fixed costs for the year ended December 31, 2009 were $190.8 million as compared to $247.5 million for 2008 and $217.9 million for 2007. The reduction in fixed costs during 2009 is a result of the effects of various cost savings measures initiated over the past two years to align our cost structure to the current business environment. These measures included reductions in our average headcount, decreased professional services and business development expenditures as well as initiatives to right-size our facilities, the benefits of which we expect to more fully realize in 2010.

Our employee headcount increased from 568 at the end of 2008 to 595 at December 31, 2009, partially due to our addition of 70 senior professionals in revenue generating departments during the year and our expansion of our institutional brokerage capabilities relative to credit trading, listed options trading and introducing prime brokerage. We believe that while the broadening of our business over the past year assists in diversifying our revenue sources, more importantly it will allow us to better compete for corporate finance and advisory business throughout a company’s lifecycle.

Our return to profitability during the second half of 2009 was driven primarily by $122.2 million of investment banking revenue during this period, including $68.1 million from our completion of two large private placements.

Looking forward to 2010, it is not yet apparent that a full recovery is underway and it is likely that markets will experience bouts of volatility as we work toward recovery in the coming quarters. We believe that the themes of the last few quarters of deleveraging both at the corporate and consumer levels and the pursuit of returns from distressed asset classes will continue to drive capital markets activity.

The following is an analysis of our operating results by segment for the years ended December 31, 2009, 2008 and 2007.

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

	For the year ended December 31,
	2009	2008	2007
Revenues, net of interest expense:
Investment banking	$138,723	$96,950	$323,608
Institutional brokerage	132,629	137,263	112,351
Net interest income, dividends, and other	1,358	1,795	10,847

Total	272,710	236,008	446,806

Operating Expenses:
Variable	116,159	121,270	220,154
Fixed	176,103	224,789	197,575

Total	292,262	346,059	417,729

Pre-tax (loss) income	$(19,552)	$(110,051)	$29,077

The pre-tax loss from our capital markets segment decreased from $110.1 million for the year ended December 31, 2008 to a pre-tax loss of $19.6 million for the year ended December 31, 2009. This decrease is primarily attributable to a $41.8 million increase in investment banking revenues during 2009, reflecting a higher volume of capital raising activity, and a $53.8 million reduction in operating expenses. Our institutional brokerage sales and trading revenues decreased to $132.6 million for the year ended December 31, 2009 as compared to $137.3 million for the year ended December 31, 2008. This decrease is primarily attributable to higher trading volume during the fourth quarter of 2008 as a result of significant volatility in the market partially offset by increased revenue from our convertible securities, credit, and listed option trading businesses in 2009. Fixed expenses decreased $48.7 million, or 21.7% in 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in average employees, and a decrease in business development activities. The reduction in fixed costs reflects our actions over the past year to size our business and cost structure to the current operating environment. Variable expenses decreased $5.1 million, or 4.2% in 2009, in contrast to a 15.6% increase in net revenues, reflecting initiatives undertaken to reduce compensation expense and costs associated with investment banking transactions.

The pre-tax income from our capital markets segment was $29.1 million for the year ended December 31, 2007 compared to a pre-tax loss of $110.1 million for the year ended December 31, 2008. This change was primarily attributable to a $226.7 million decrease in investment banking revenues during 2008, reflecting a substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2008 reflected the continued effect that the dislocation in credit markets and a world-wide recession had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $137.3 million for the year ended December 31, 2008 as compared to $112.4 million for the year ended December 31, 2007. This increase in institutional brokerage sales and trading revenues was attributable to increases in overall trading volume, the increased volatility in the equity markets due to the economic environment during 2008, and the integration of a convertible securities business. Variable expenses decreased $98.9 million, or 44.9%, which is attributable to reduced compensation expense and costs directly related to the decrease in net revenues. The decrease in variable expenses was offset partially by a $27.2 million increase in fixed expenses that was attributable to severance costs associated with a reduction in our workforce, increased stock-based compensation related to senior employees, and increased costs related to investments in our international operations.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 8.3% from $1.2 billion at December 31, 2008 to $1.3 billion at December 31, 2009. The increase in the mutual fund assets under management is primarily the result of the performance of our mutual funds partially offset by the transfer of an unprofitable money market mutual fund to a third party adviser in December 2009. Our remaining assets under management decreased from $253.5 million at December 31, 2008 to $9.3 million at December 31, 2009. The decrease in these assets under management was primarily the result of our decision to transfer our private wealth client accounts to a third party adviser in May 2009. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	For the year ended December 31,
	2009	2008	2007
Revenues, net of interest expense:
Asset management fees	$13,245	$15,883	$23,950
Net interest income and other	524	1,390	2,500

Total	13,769	17,273	26,450

Operating Expenses:
Variable	8,839	11,304	16,171
Fixed	13,027	20,880	17,360
Impairment of intangible assets	5,350	—	—

Total	27,216	32,184	33,531

Pre-tax loss	$(13,447)	$(14,911)	$(7,081)

The pre-tax loss from our asset management segment decreased to $13.4 million in 2009 compared to a pre-tax loss of $14.9 million in 2008. Our results for 2009 include a $5.4 million impairment of an intangible asset related to the management contract for the money market mutual fund noted above. The impairment was the result of factors such as significantly reduced yields on short- term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of a low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge. Subsequent to the impairment charge during 2009, we transferred the money market mutual fund to a third party adviser for no consideration. Despite this impairment charge, we were able to decrease the pre-tax loss for this segment due to a decrease in fixed expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees.

The pre-tax loss from our asset management activities increased to $14.9 million in 2008 compared to a pre-tax loss of $7.1 million in 2007. We recorded $15.3 million in management fees for the year ended December 31, 2008, as compared to $23.5 million for the year ended December 31, 2007. The decrease in management fees during 2008 reflects the effects of the decrease in average assets under management compared to the prior year. Operating expenses decreased as a result of lower variable costs, including sub-advisory fees, offset by increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities.

The following provides details relating to our assets under management (dollars in millions):

	December 31, 2009		December 31, 2008
	Gross(1)	Net(2)	Gross(1)	Net(2)
Mutual funds:
Equity	$1,325.9	$1,317.9	$1,088.6	$1,079.6
Fixed income and money market	—	—	100.0	99.8
Managed accounts	—	—	216.6	216.6
Private equity and hedge funds	10.1	9.3	40.7	36.9

Total	$1,336.0	$1,327.2	$1,445.9	$1,432.9

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds.

Principal Investing

As of December 31, 2009, our principal investing activity consists of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2009	2008	2007
Revenues, net of interest expense:
Net investment income (loss)	$1,577	$(79,551)	$(4,507)
Net interest income, dividends, and other	4,177	8,178	10,810

Total	5,754	(71,373)	6,303

Operating Expenses:
Variable	109	55	105
Fixed	1,635	1,830	2,918

Total	1,744	1,885	3,023

Pre-tax income (loss)	$4,010	$(73,258)	$3,280

The pre-tax income from our principal investing activities increased to $4.0 million in 2009 as compared to a pre-tax loss of $73.3 million in 2008. This change is primarily attributable to a $79.6 million net investment loss incurred during 2008 as compared to $1.6 million of net investment income in 2009 partially offset by a decrease in net interest income. The net investment loss in 2008 includes other-than-temporary impairment charges related to merchant banking and long-term investments and mortgage-backed securities that aren’t comparable to 2009. The following table details the components of net investment income/loss for the periods (dollars in thousands):

	For the year ended December 31,
	2009	2008	2007
Other-than-temporary impairment losses on merchant banking and long-term investments	$—	$(41,458)	$(11,331)
Realized (loss) income on sales of mortgage-backed securities	(1,502)	(21,853)	1,961
Other-than-temporary impairment losses on mortgage-backed securities	—	(11,174)	—
Income (loss) on long-term equity investments and investment funds	3,079	(5,066)	4,863

Total	$1,577	$(79,551)	$(4,507)

For the year ended December 31, 2009, we generated income on long-term equity investments and investment funds, consisting primarily of realized gains on sales and increases in the fair value of our seed investments in our mutual funds, of $3.1 million. This compares to losses on investment funds of $5.1 million as a result of market conditions during 2008.

The other-than-temporary impairment losses recorded for the year ended December 31, 2008 related to merchant banking and long-term investments reflect our assessment of the severity and duration of unrealized losses related to various securities. The recognition of these other-than-temporary impairment losses during 2008 was a result of economic and market conditions during that period and our assessment of these conditions, as well as other company-specific factors, relative to the various investments. Based on our consideration of comparable factors, there were no other-than-temporary impairment losses recorded for the year ended December 31, 2009. In addition, during 2008 we realized losses of $21.9 million and recognized other-than-temporary impairment losses of $11.2 million associated with the actual and planned disposition of mortgage-backed securities held during the year. This compares to $1.5 million of realized losses related to the disposition during the first quarter of 2009 of the remaining mortgage-backed securities held at December 31, 2008.

The pre-tax loss from our principal investing activities of $73.3 million in 2008 represents a decrease from pre-tax income of $3.3 million in 2007. The decrease in pre-tax income was primarily attributable to substantially increased net investment losses due to the recognition of impairment losses and realized losses on dispositions of merchant banking, long-term investments and mortgage-backed securities discussed above as compared to 2007. Also, the performance of our investment funds resulted in net investment losses of $5.5 million for the year ended December 31, 2008 as compared to net investment income of $2.2 million in 2007.

In addition, the decrease in net interest income on our liquid capital contributed to the decrease in pre-tax income during 2008. For the years ended December 31, 2008 and 2007, we recorded net interest income of $7.5 million and $10.1 million, respectively. This decrease in net interest income was attributable to the year-over-year decrease in money market rates and lower interest-bearing cash and investment balances for the year ended December 31, 2008 compared to the same period in 2007.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $43.6 million as of December 31, 2009. Of this total, $34.1 million was held in the merchant banking portfolio, $9.3 million was held in investment funds, and $0.2 million was held in other long-term investments.

The following table provides additional detail regarding our merchant banking and other long-term investments as of December 31, 2009 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	December 31, 2009
	Number of Shares	Original Cost Basis	Adjusted Basis(1)	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking-marketable equity securities:
Cohen & Company, Inc	64,768	$389	$389	$317

Total long-term investments, at fair value		$389	$389	$317

Other long-term investments:
Merchant banking—non-public securities(2):
Cohen & Company, Inc (Note).	n/a	$312	$312	$312
Ellington Financial LLC	1,438,750	27,049	21,581	21,581
NBH Holdings, Inc	526,316	10,000	10,000	10,000
Thunderbird Resorts, Inc.	1,249,914	10,722	1,875	1,875

Total		$48,083	$33,768	$33,768

Investment funds				9,329
Other investments				206

Total other long-term investments				$43,303

(1)	Adjusted basis reflects the effects of other-than-temporary impairment, if any.
(2)	As of December 31, 2009, these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; agency commissions, principal transactions, including trading gains and losses, in institutional brokerage; base management fees and 12b-1 fees in asset management, and with respect to principal investing activities, net investment income, including realized gains or losses, and dividends from merchant banking investments, earnings from investment funds, and net interest income from principal investing activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the core sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales, and trading staff. Principal brokerage transactions are dependent on these same factors and on trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the capital on which our base management fees are calculated. Our asset management vehicles are subject to market risk in the markets in which they would seek to sell or buy financial instruments. As such, revenue earned from these activities, including unrealized gains and losses from our seed investments, that are included in net investment income, may fluctuate as a result. Beginning in July 2009, we held short positions in certain exchange-traded funds in order to hedge the effects of the performance of our seed investments in mutual funds. Accordingly, our revenues in these areas have fluctuated in the past, and we anticipate that they are likely to continue to fluctuate in the future, based on these factors.

In our principal investing activities, merchant banking and other long-term investments are subject to market risk, as well as, any number of specific additional risks related to each investment. As a result, net investment income and dividends generated from these investments will vary and cannot be accurately predicted. Also,mortgage-backed securities that were financed by repurchase agreement borrowings are subject to market risk and risks related to the terms and conditions of the financing agreements. During the first quarter of 2009, we sold our remaining leveraged mortgage-backed securities and retired the related repurchase agreement borrowings used to finance these securities. We do not intend to purchase additional mortgage-backed securities.

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

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in listed and other equity securities, convertible debt securities, listed options and various credit-related instruments and are primarily derived from our customer trading activities. Trading gains and losses on equity securities, convertible debt securities and other instruments are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in our trading security inventory.

Agency commissions consist of revenue resulting from the execution of exchange-listed securities and other transactions as agent.

Asset Management

We receive asset management revenue in our capacity as the investment manager to advisory clients, including our mutual funds, as general partner of certain hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. In addition, we include revenues for 12b-1 fees related to the distribution of our mutual funds.

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity securities and mortgage-backed securities, impairment losses related to investments in marketable and non-public equity securities and mortgage-backed securities, realized and unrealized gains and losses on long-term investments held at FBR & Co., and income from investment funds.

We record allocations for our proportionate share of the earnings or losses of the mutual, hedge, private equity and venture funds and other partnerships in which we have made investments. Income or loss allocations are recorded in net investment income in our statements of operations.

Interest, Dividends & Other Income

Interest income and dividends includes interest earned on treasury management investments, which includes interest income earned on interest-bearing accounts and securities and dividends on merchant banking and other equity investments. Other income primarily includes other miscellaneous fees generated from non-core business activities.

Expenses

Interest expense includes the costs of repurchase agreement borrowings, as well as costs of subordinated credit lines and other financings.

Compensation and benefits expense includes base salaries, non-cash expenses associated with all stock-based awards granted to employees, and incentive compensation. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, from time-to-time, severance charges related to reductions in the workforce will be included in this amount.

Professional services expenses include legal and consulting fees, recruiting fees, and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees are, to a large extent, variable with revenue.

Business development expenses include travel and entertainment expenses related to investment banking transactions, costs of investor conferences, sponsorships and advertising, including costs associated with the former PGA event, the FBR Open. Expenses that are directly related to investment banking transactions are variable with revenue.

Clearing and brokerage fees include trade processing expenses that we pay to our clearing broker, and execution fees that we pay to floor brokers and electronic communication networks. These expenses are almost entirely variable based on our revenue.

Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment, software and leasehold improvements and expenses. These expenses are largely fixed in nature.

Communications expenses include voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue.

Other operating expenses include professional liability and property insurance, amortization of certain intangible assets, printing and copying, business licenses and taxes, offices supplies, interest related to taxes, penalties and fees, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data as a percentage of net revenues. For the year ended December 31, 2008, revenues, net of interest expense, includes a net investment loss of $81.3 million. This net investment loss has a significant impact on the comparability of the 2008 data to other periods.

	For the Year Ended December 31,
	2009	2008	2007
Revenues:
Investment banking:
Capital raising	41.4%	42.0%	60.4%
Advisory	6.1%	11.3%	7.1%

Subtotal	47.5%	53.3%	67.5%

Institutional brokerage:
Principal transactions	13.8%	11.1%	2.1%
Agency commissions	31.8%	65.0%	21.8%

Subtotal	45.6%	76.1%	23.9%

Asset management fees	4.5%	8.6%	4.9%
Net investment income (loss)	0.5%	(44.7)%	(0.9)%
Interest, dividends & other	2.0%	13.5%	5.7%

Total revenues	100.1%	106.8%	101.1%
Interest expense	0.1%	6.8%	1.1%

Revenues, net of interest expense	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	66.0%	124.9%	60.0%
Professional services	8.2%	19.2%	9.4%
Business development	4.7%	16.5%	7.8%
Clearing and brokerage fees	4.8%	7.7%	2.6%
Occupancy and equipment	11.5%	18.3%	6.9%
Communications	7.3%	13.3%	4.7%
Impairment of intangible assets	1.8%	—	—
Other operating expenses	5.6%	9.1%	3.3%

Total non-interest expenses	109.9%	209.0%	94.7%

(Loss) income before income taxes	(9.9)%	(109.0)%	5.3%

Comparison of the Years Ended December 31, 2009 and 2008

Net loss decreased from $194.7 million in 2008 to $27.7 million in 2009. The decrease in net loss was primarily the result of the performance of our capital markets segment where, due to the increase in capital raising revenues, pre-tax loss decreased from $110.1 million during 2008 to $19.6 million during 2009. In addition, pre-tax income from our principal investing segment increased from a pre-tax loss of $73.3 million during 2008 to pre-tax income of $4.0 million during 2009, reflecting the effects of other-than-temporary impairments related to certain of our merchant banking investments, realized losses from sales and other-than-temporary impairments of mortgage-backed securities, and losses from investment funds in 2008 that are not comparable to 2009. The pre-tax loss from our asset management segment decreased from $14.9 million during 2008 to $13.4 million during 2009 as a result of decreased fixed costs partially offset by an impairment loss on a management contract intangible asset attributed to this segment of $5.4 million. The income tax benefit decreased from $3.5 million in 2008 to a $1.3 million tax benefit in 2009 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks.

Revenues

Our net revenues increased 60.6% from $181.9 million during 2008 to $292.2 million during 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased 58.4% from $76.4 million in 2008 to $121.0 million in 2009. Our revenues from four private placements completed during 2008 totaled $60.0 million as compared to $100.5 million in revenues from 10 private placements completed in 2009. Our 2009 capital raising revenues include $68.1 million from our completion of two large private placements. Also, our aggregate transaction value on lead- or co-lead-managed public offerings increased from 2008 to 2009.

Advisory revenues decreased 14.1% from $20.6 million in 2008 to $17.7 million generated in 2009. We completed 15 M&A and advisory assignments in 2008 as compared to 19 M&A and advisory assignments in 2009.

Institutional brokerage revenues from agency commissions and principal transactions decreased 4.0% from $138.6 million in 2008 to $133.1 million in 2009 as a result of decreases in overall trading volume and decreased volatility in the equity markets, partially offset by increased revenues from the integration of our convertible securities, credit, and listed-options trading platforms beginning in September 2008 and continuing throughout 2009.

Asset management fees decreased 17.0% from $15.9 million in 2008 to $13.2 million in 2009. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management during 2009 partially offset by increased revenues related to 12b-1 fees associated with our acquisition of a mutual fund distribution business in the third quarter of 2008.

Net investment loss was $81.3 million in 2008 compared to net investment income of $1.6 million in 2009. This change is primarily attributable to income from investment funds as a result of fund performance and net gains from the sale of certain merchant banking investments and mortgage-backed securities in 2009 as compared to realized losses on sales and other-than-temporary impairment losses on mortgage-backed securities of $21.9 million and $11.2 million, respectively, and other-than-temporary impairment losses of $41.5 million on certain merchant banking and long-term investments during 2008.

Net interest, dividends and other revenues decreased 52.5% from $11.8 million in 2008 to $5.6 million in 2009. This decrease is primarily attributable to a reduction in net interest income as a result of the sale of our mortgage-backed securities positions in the first quarter of 2009, partially offset by increases in dividends received on certain merchant banking investments in 2009.

Expenses

Total non-interest expenses decreased 15.5% from $380.1 million in 2008 to $321.2 million in 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 15.0% from $227.1 million in 2008 to $193.0 million in 2009. This decrease is primarily due to a $15.1 million decrease in fixed compensation and benefits due to a 22% reduction in average employees since the beginning of 2008 along with a $16.8 million decrease in severance costs in 2009 as compared to 2008.

Professional services expenses decreased 31.2% from $34.9 million in 2008 to $24.0 million in 2009 primarily due to decreased costs related to consultants, a reduction in investment banking transaction costs both primarily associated with our cost reduction initiatives and a reduction in sub-advisory fees related to our management of mutual funds. The reduction in sub-advisory fees was the result of lower average mutual fund assets under management in 2009 compared to 2008 and our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses decreased 54.2% from $30.1 million in 2008 to $13.8 million in 2009. This decrease reflects the effects of our cost reduction initiatives and is primarily due to a decrease in costs associated with investor conferences and our involvement in what had been known as the PGA Tour’s FBR Open as well as an overall reduction in the costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 0.7% from $14.0 million in 2008 to $13.9 million in 2009. The decrease is due to decreased equity trading volumes.

Occupancy and equipment expenses increased 1.5% from $33.2 million in 2008 to $33.7 million in 2009. The increase is due to non-recurring charges of $3.0 million associated with lease terminations and the subleasing of certain office space as part of a facility right-sizing initiative. An overall decrease in occupancy costs as a result of these facility right-sizing initiatives along with other cost reduction initiatives over the past two years partially offset the non-recurring charges incurred in 2009.

Communications expenses decreased 12.0% from $24.2 million in 2008 to $21.3 million in 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past two years including decreased costs related to market data and customer trading services.

For the year ended December 31 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market mutual fund managed by us. The impairment was the result of factors such as significantly reduced yields on short term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of the low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge. Subsequent to recognizing this charge, in December 2009, management of this fund was transferred to a third party adviser for no consideration.

Other operating expenses decreased 2.4% from $16.6 million in 2008 to $16.2 million in 2009 due primarily to a decrease in corporate insurance costs partially offset by an increase in 12b-1 fees.

The income tax benefit decreased from $3.5 million in 2008 to a $1.3 million tax benefit in 2009 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks. The income tax benefits for 2008 and 2009 include a benefit for federal net operating losses utilized as a result of carryback of $17.8 million and $6.9 million, respectively. Our effective tax rate was 4.6% in 2009 as compared to 1.8% in 2008. In addition to the effects of the valuation allowance, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vestings, as required under the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”), as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. The effective tax rate for 2009 also differed from the statutory rate due to the expected tax liability related to domestic operations. Without these and other discrete items, our effective income tax rate would have been 33.2% and 39.6%, respectively, for the years ended December 31, 2009 and 2008.

At December 31, 2009, our net deferred tax assets totaled $82.4 million. We have established a full valuation allowance against these deferred tax assets based on the criteria in ASC 740, “Income Taxes” (“ASC 740”). In addition, we have a $0.1 million a deferred tax liability related to an indefinite-lived intangible which cannot serve as a source of future income for determination of the Company’s valuation allowance.

Comparison of the Years Ended December 31, 2008 and 2007

Net income decreased from $5.2 million in 2007 to a net loss of $194.7 million in 2008. The decrease in net income was primarily the result of the performance of our capital markets segment where, due to the decrease in capital raising revenues, pre-tax income decreased from $29.1 million during 2007 to a loss of $110.1 million during 2008. In addition, pre-tax income from our principal investing segment decreased from $3.3 million during 2007 to a loss of $73.3 million during 2008, reflecting the effects of other-than-temporary impairments related to certain of our merchant banking investments, realized losses from sales and other-than-temporary impairments of mortgage-backed securities, and losses from investment funds. The pre-tax loss from our asset management segment increased from a pre-tax loss of $7.1 million during 2007 to a $14.9 million loss in this segment during 2008 as a result of a decrease in average assets under management and increased fixed costs. Our provision for income taxes was $20.0 million in 2007 as compared to a tax benefit of $3.5 million in 2008. For the year ended December 31, 2008, we recorded a cumulative allowance of $76.7 million for deferred tax assets not realizable through loss carrybacks.

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

Asset management fees decreased 33.8% from $24.0 million in 2007 to $15.9 million in 2008. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management during 2008.

Net investment loss was $4.5 million in 2007 compared to $81.3 million in 2008. This increase in the net investment loss was due to increased other-than-temporary impairment charges on merchant banking and other long-term investments, realized and other-than-temporary losses on mortgage-backed securities, and a decrease in income from investment funds as a result of negative fund performance during 2008 as compared to 2007.

Net interest, dividends and other revenues decreased 45.6% from $21.7 million in 2007 to $11.8 million in 2008. This decrease is primarily attributable to a lower average interest bearing cash and investment balances and lower investment yields during 2008, as well as a decrease in dividends on trading positions.

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

Other operating expenses increased 4.4% from $15.9 million in 2007 to $16.6 million in 2008 due primarily to a decrease in cost allocations to Arlington Asset, an increase in corporate insurance costs associated with being a publicly-traded entity for all 2008 and an increase in 12b-1 fees related to our acquisition of a mutual fund distribution business at the end of the 3rd quarter, partially offset by a $4.5 million decrease in expenses related to costs indemnified and funded through capital contributions by Arlington Asset in 2007 with no comparable costs in 2008.

The income tax provision decreased from $20.0 million in 2007 to a $3.5 million tax benefit in 2008 due to the change in pre-tax income. Our 2008 tax benefit reflects a full valuation allowance on tax benefits attributable to losses that are not realizable through loss carrybacks and the benefit of a federal net operating loss carryback of $17.8 million. At December 31, 2008, our net deferred tax assets totaled approximately $76.7 million. We have established a full valuation allowance against these deferred tax assets not realizable through loss carrybacks based on the criteria in ASC 740. Our effective tax rate was 1.8% in 2008 as compared to 79.3% in 2007. In addition to the effects of the valuation allowance in 2008, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under ASC 718 as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. Without these and other discrete items, our effective income tax rate would have been 39.6% and 48.7%, respectively, for the years ended December 31, 2008 and 2007.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing funding for investments, and for other general business purposes. Regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in our operating businesses), proceeds from sales of securities, internally generated funds, dividends on equity securities, equity capital contributions, and credit provided by margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of December 31, 2009, our cash and cash equivalents totaled $275.5 million representing a net increase of $67.7 million for the year ended December 31, 2009. The increase is primarily attributable to $456.0 million of cash provided by investing activities offset by $397.6 million of cash used in financing activities. Cash provided by operating activities of $9.3 million includes cash operating income of $9.4 million partially offset by $0.1 million of net changes in operating assets and liabilities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by our operating activities of $9.3 million during 2009, compares to $78.9 million of cash used in operating activities during 2008. This increase in operating cash flows reflects the effects of the increase in capital raising revenues during 2009 as compared to 2008 as well as the effects of cost reduction initiatives implemented over the past two years.

Net cash provided by investing activities of $456.0 million during 2009 compares to net cash used in investing activities of $479.7 million during 2008, reflecting the difference in investing activity during the periods. The activity during 2008 reflects the net purchase of mortgage-backed securities, which were partially financed with repurchase agreement borrowings, while the 2009 activity reflects the sale of the remaining mortgage-backed securities held at December 31, 2008 (see further discussion below under “Assets”).

Similarly, the primary difference between the net cash used in financing activities of $397.6 million during 2009, as compared to net cash provided by financing activities of $382.9 million during 2008, relates to the partial financing of the mortgage-backed securities in 2008, as compared to sales of mortgage-backed securities and repayment of related repurchase agreement financings during 2009. Also, during 2009, we received net inflows of $18.4 million as a result of our public, follow-on offering of common shares for $91.9 million offset partially by a repurchase of 16.7 million shares of our common stock for $73.5 million from Arlington Asset, our former majority owner.

As of December 31, 2008, our cash and cash equivalents totaled $207.8 million representing a net decrease of $175.8 million for the year ended December 31, 2008. The decrease is attributable to $479.7 million of cash used in investing activities offset by $382.9 million of cash provided by financing activities which primarily represents our net cash invested and realized losses on the sale of mortgage-backed securities and the repurchase of shares of our common stock. Cash used in operating activities of $78.9 million includes cash operating losses of $65.5 million and $13.4 million of net changes in operating assets and liabilities.

Net cash used in our operating activities of $78.9 million during 2008, compares to $73.7 million of cash provided by operating activities during 2007. This decrease in operating cash flows reflects the effects of the decrease in capital raising revenues during 2008 as compared to 2007 and the related decrease in accrued compensation and benefits associated with variable compensation. During the third quarter of 2008, our convertible securities business within our capital markets segment commenced trading convertible and equity-linked securities. The initial infusion of capital into this trading securities activity during the year also contributed to the cash used in operating activities.

Net cash used in investing activities of $479.7 million during 2008 compares to net cash provided by investing activities of $356.9 million during 2007, reflecting the difference in investing activity during the periods. The activity during 2008 reflects the net purchase of mortgage-backed securities, which were partially financed with repurchase agreement borrowings, while the 2007 activity reflects the net sale of mortgage-backed securities and other investment securities.

Similarly, the primary difference between the net cash provided by financing activities of $382.9 million during 2008, as compared to net cash used in financing activities of $198.5 million during 2007, relates to the partial financing of the mortgage-backed securities discussed above, as compared to sales of mortgage-backed securities and repayment of related repurchase agreement financings during 2007. Also, during 2008, we repurchased 6.7 million shares of our common stock for $33.9 million, or an average price of $5.02.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $275.5 million at December 31, 2009) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of December 31, 2009 and 2008, our liabilities totaled $236.8 million and $496.6 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 0.7 to 1 and 1.6 to 1, respectively. The decrease in our total assets and liabilities as of December 31, 2009 reflect the net effects of our sales during 2009 of agency mortgage-backed securities held as December 31, 2008, and the retirement of the related repurchase agreement borrowings and investments made during 2009 in our convertible securities and credit-related trading businesses.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2009, we had $275.5 million of available liquid capital and no outstanding borrowings.

Assets

As of December 31, 2009, our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of December 31, 2009 and 2008, liquid assets consisted primarily of cash and cash equivalents of $275.5 million and $207.8 million, respectively.

The decrease in our total assets to $556.3 million as of December 31, 2009 compared to $800.4 million as of December 31, 2008, is primarily the result of our sale during 2009 of agency mortgage-backed securities with a fair value of $454.3 million at December 31, 2008. This decrease in assets was partially offset by the addition during 2009 of $173.0 million of trading-related assets primarily associated with our convertible securities and credit-related trading activities.

As of December 31, 2009, our $43.6 million of long-term investments primarily consist of investments in non-public equity securities, marketable equity securities and mutual funds. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost, for impairment. If and when we determine that a decline in fair value less than our carrying value is “other-than-temporary”, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other-than-temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $92.5 million and $90.2 million, respectively, as of December 31, 2009. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2009, FBR & Co. had total regulatory net capital of $54.6 million, which exceeded its required net capital of $5.2 million by $49.4 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Equity Transactions

In May 2009, we repurchased 16.7 million shares of our common stock from Arlington Asset at $4.35 per share, for a total cost of $72.5 million. In June 2009, we completed a follow-on public offering in which we sold 20.0 million shares, at $4.65 per share, which raised $90.1 million in new capital and in which Arlington Asset sold 1.5 million shares of our common stock at the same price. Together, these two transactions along with a subsequent exercise of an overallotment in July 2009, in which an additional 411 thousand shares owned by Arlington Asset were sold, reduced Arlington Asset’s ownership stake to approximately 23%.

In October 2009, Arlington Asset and related affiliates, our former majority shareholder, sold 14,755,017 shares of our common stock in an underwritten public offering. This transaction represented the sale of the remainder of their ownership position in us. FBR & Co. acted as a book-running manager for the offering.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to an investment partnership that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Minimum rental commitments(1)	$11,630	$10,523	$9,352	$9,317	$8,599	$5,483	$54,904
Capital commitments and other(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$11,630	$10,523	$9,352	$9,317	$8,599	$5,483	$54,904

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases.
(2)	The table above excludes $0.6 million of uncalled capital commitments to an investment partnership that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include reserves for income taxes of $2.0 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

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

Value at Risk—we utilize a statistical measure of potential trading loss, called Value at Risk (“VaR”), to estimate the potential loss from adverse market moves in an ordinary market environment. We also establish VaR limits, as appropriate.

Value at Risk. We calculate VaR for our trading business using a historical simulation model that isolates various risk elements associated with each of our trading positions over a one-day time horizon and at a 95% confidence level. The simulation is based on data for the previous twelve months. This approach assumes that historical changes in market values are representative of future changes.

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at December 31, 2009 was approximately $730 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the year ended December 31, 2009. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the year ended December 31, 2009 was $100 thousand. Over the same period, the worst one day trading loss was $161 thousand which is below the $730 thousand daily trading loss implied by the one-day VaR.

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

While it is impossible to exactly project what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2009. The fair value of the $35.9 million of trading portfolio equity securities held would increase or decrease to $39.5 million and $32.3 million, respectively, and the fair value of the $43.6 million of long-term investments would increase or decrease to $48.0 million and $39.2 million respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2009 and 2008, we have recorded no liabilities with regard to this right. During the years ended December 31, 2009 and 2008, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

The securities industry is subject to numerous risks, including the risk of loss associated with the underwriting, ownership, and trading of securities, and the risk of reduced revenues in periods of reduced demand for security offerings and activity in secondary trading markets. Changing economic and markets trends may negatively impact the liquidity and value of our investments and the level of security offerings underwritten by us, which may adversely affect our revenues and profitability.

Our equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose us to a higher degree of risk than associated with readily marketable securities.

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

The hedge funds and other investment partnerships that we manage through subsidiaries as general partner or managing member had $0.9 million of liabilities as of December 31, 2009, primarily margin debt not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and follow general practices within the industries in which we operate. The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, market information, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Our significant accounting policies are presented in Note 2 to our consolidated financial statements. Our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates are discussed below.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us;

Level 2 Inputs—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs—Unobservable inputs for the asset or liability, including significant assumptions of us and other market participants.

We determine fair values for the following assets and liabilities:

Long-term investments, at fair value—Our long-term investments, at fair value, consists of marketable equity securities and investment securities—marked-to-market. Our marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. For the year ended December 31, 2008 and prior, investment securities—marked-to-market consisted of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading account securities and securities sold but not yet purchased, at fair value—Our trading securities, at fair value, are securities owned by our broker-dealer subsidiaries and consist of marketable and non-public equity, convertible and fixed income debt, and listed-options. Our securities sold but not yet purchased, at fair value, are trading securities sold by our broker-dealer subsidiaries and exchange-traded funds sold as part of our principal investing segment and consist of marketable equity, convertible and fixed income debt, listed-options and exchange-traded funds. We classify marketable equity, listed options, and exchange-traded funds within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, we analyze various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Long-Term Investments

We account for our long-term investments in marketable equity securities that are held in non-broker dealer entities under ASC 320 “Investments—Debt and Equity Securities” (“ASC 320”). ASC 320 requires that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale” or “trading,” and investments in equity securities be designated as either “available-for-sale” or “trading.” All of our long-term marketable equity securities are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income or loss, a component of shareholders’ equity. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

We evaluate available-for-sale securities and securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. The value of our long term investments in non-public securities can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions of us and consideration of the liquidity and size of our position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings (as opposed to through other comprehensive income in the case of marketable equity securities, as such temporary changes in fair value would be).

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

As of December 31, 2009, we held $0.3 million of long-term investments in marketable equity securities accounted for under ASC 320 and $34.0 million of non-public equity securities held in non-broker dealer entities.

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the guidance in ASC 740, it is more likely than not that they will not be realized. Our 2009 tax benefit reflects a full valuation allowance on tax benefits attributable to losses that are not realizable through loss carrybacks. At December 31, 2009, our net deferred tax assets totaled $82.4 million offset by a full valuation allowance. In addition, we have a $0.1 million net deferred tax liability due to the existence of a deferred tax liability on an indefinite-lived intangible which cannot serve as a source of future income for determination of our valuation allowance.

Intangible Assets

Our intangible assets consist of goodwill from a business combination completed in August 2009 and intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurs that may indicate impairment. The assessment of goodwill is performed at the reporting unit level. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. The carrying value of goodwill and intangible assets with finite useful lives was $5.8 million and $2.5 million, respectively, as of December 31, 2009. As of December 31, 2009, there were no significant indicators of impairment relating to these assets.

Recently Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies—Recent Accounting Pronouncements included in our financial statements attached to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Part II, Item 8, of this Form 10-K appears in a subsequent section of this report. See “Index to Audited Consolidated Financial Statements of FBR Capital Markets Corporation” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed under the supervision of the firm’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.(1)

4.3	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.4	Registration Rights Agreement, dated January 26, 2009, between the Registrant and Friedman, Billings, Ramsey Group, Inc.(9)

4.5	Governance Agreement, dated as of July 20, 2006, among Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.6	Voting Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.7	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(10)

4.8	Form of Senior Indenture.(12)

4.9	Form of Subordinated Indenture.(12)

4.10	Form of Subscription Agreement by and between FBR Capital Markets Corporation and purchasers of common stock of FBR Capital Markets Corporation in connection with the closing of the transactions contemplated by the Watch Hill Purchase Agreement.(13)

10.1	2006 Long-Term Incentive Plan.(1)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

Exhibit Number	Description
10.4	Contribution Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Corporate Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.6	Services Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.7	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.8	Trademark License Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.9	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.10	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.11	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.12	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.13	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.14	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.(2)†

10.15	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.16	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the Registrant and Friedman, Billings Ramsey Group. Inc.(2)

10.17	Form of Amendment No. 1 to FBR Capital Markets Corporation 2006 Long-Term Incentive Plan.(4)†

10.18	Description of the Registrant’s 2008 Incentive Compensation Program.(5)†

10.19	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(6)†

10.20	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(6)†

10.21	Form of Amendment to Original 2008 Performance RSU Award Agreement.(7)†

10.22	Form of August 2008 Performance RSU Award Agreement.(7)†

10.23	Form of Stock Option Agreement.(7)†

10.24	Form of Restrictive Covenant Agreement.(7)†

10.25	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(8)†

10.26	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(8)†

10.27	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(10)

Exhibit Number	Description
10.28	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.29	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.30	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.31	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.32	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.33	Form of LTIP RSU Award Agreement.(11)†

10.34	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(11)†

10.35	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(11)†

10.36	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(11)†

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney.*

24.2	New York Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Previously filed as Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, which was filed with the SEC on November 20, 2007, and incorporated by reference herein.
(5)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 8, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-138824), which was filed with the SEC on May 22, 2009, and incorporated herein by reference.
(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-161416), which was initially filed with the SEC on August 18, 2009, as amended, and incorporated herein by reference.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR CAPITAL MARKETS CORPORATION

Date: March 16, 2010	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RICHARD J. HENDRIX RICHARD J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 16, 2010

/S/ BRADLEY J. WRIGHT BRADLEY J. WRIGHT	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 16, 2010

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 16, 2010

/S/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman and Director	March 16, 2010

/S/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	March 16, 2010

/S/ ADAM J. KLEIN ADAM J. KLEIN	Director	March 16, 2010

/S/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	March 16, 2010

/S/ RALPH S. MICHAEL, III RALPH S. MICHAEL, III	Director	March 16, 2010

/S/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	March 16, 2010

/S/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	March 16, 2010

FBR CAPITAL MARKETS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FBR Capital Markets Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR Capital Markets Corporation and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 16, 2010

FBR CAPITAL MARKETS CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$275,506	$207,801
Receivables:
Investment banking	4,846	2,196
Asset management fees	958	1,091
Due from affiliates	567	3,208
Other	9,380	25,615
Investments:
Mortgage-backed securities, at fair value	—	454,339
Long-term investments, at fair value	317	750
Trading account securities, at fair value	94,478	17,954
Other long-term investments	43,303	40,424
Due from brokers, dealers and clearing organizations	96,477	—
Goodwill	5,882	—
Intangible assets, net	2,542	8,943
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	15,172	24,442
Prepaid expenses and other assets	6,897	13,606

Total assets	$556,325	$800,369

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$51,669	$8,325
Repurchase agreements	—	416,037
Accrued compensation and benefits	72,537	43,919
Accounts payable, accrued expenses and other liabilities	22,452	25,352
Due to brokers, dealers and clearing organizations	90,168	3,009

Total liabilities	236,826	496,642

Commitments and Contingencies (Note 12)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 64,064,784 and 59,791,914 shares issued and outstanding, respectively	64	60
Additional paid-in capital	429,052	396,059
Employee stock loan receivable, including accrued interest (57,500 and 0 share, respectively)	(391)	—
Restricted stock units	19,979	9,309
Accumulated other comprehensive loss, net of taxes	(71)	(218)
Accumulated deficit	(129,134)	(101,483)

Total shareholders’ equity	319,499	303,727

Total liabilities and shareholders’ equity	$556,325	$800,369

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Investment banking:
Capital raising	$121,007	$76,377	$289,545
Advisory	17,716	20,573	34,063
Institutional brokerage:
Principal transactions	40,271	20,261	10,152
Agency commissions	92,864	118,314	104,633
Asset management fees	13,244	15,883	23,950
Net investment income (loss)	1,577	(81,335)	(4,497)
Interest income, dividends, and other	5,806	24,292	27,050

Total revenues	292,485	194,365	484,896
Interest expense	252	12,457	5,337

Revenues, net of interest expense	292,233	181,908	479,559

Non-Interest Expenses:
Compensation and benefits	193,017	227,114	287,752
Professional services	23,971	34,895	45,303
Business development	13,770	30,057	37,356
Clearing and brokerage fees	13,945	14,010	12,373
Occupancy and equipment	33,655	33,244	33,197
Communications	21,304	24,183	22,434
Impairment of intangible assets	5,350	—	—
Other operating expenses	16,210	16,625	15,868

Total non-interest expenses	321,222	380,128	454,283

(Loss) income before income taxes	(28,989)	(198,220)	25,276
Income tax (benefit) provision	(1,338)	(3,490)	20,032

Net (loss) income	$(27,651)	$(194,730)	$5,244

Basic and diluted (loss) earnings per share	$(0.46)	$(3.09)	$0.08

Basic weighted average shares outstanding (in thousands)	60,094	63,056	64,123

Diluted weighted average shares outstanding (in thousands)	60,094	63,056	64,187

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
Balances at December 31, 2006	64,000	$64	$395,778	$—	$—	$543	$88,003	$484,388

Net income	—	—	—	—	—	—	5,244	5,244	$5,244
Contribution from FBR TRS Holdings, Inc.	—	—	3,425	—	—	—	—	3,425
Issuance of common stock, net of forfeitures	3,003	3	19,286	—	—	—	—	19,289
Repurchase of common stock	(1,000)	(1)	(13,017)	—	—	—	—	(13,018)
Stock compensation expense for options granted to purchase common stock	—	—	7,333	—	—	—	—	7,333
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	79	—	79	79

Comprehensive income									$5,323

Balances at December 31, 2007	66,003	$66	$412,805	$—	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	—	(194,730)	(194,730)	$(194,730)
Reimbursement to affiliates.	—	—	(183)	—	—	—	—	(183)
Issuance of common stock, net of forfeitures	538	1	11,453	—	—	—	—	11,454
Repurchase of common stock	(6,749)	(7)	(33,893)	—	—	—	—	(33,900)
Stock compensation expense for options granted to purchase common stock	—	—	5,877	—	—	—	—	5,877
Issuance of restricted stock units	—	—	—	9,309	—	—	—	9,309
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(840)	—	(840)	(840)

Comprehensive loss									$(195,570)

Balances at December 31, 2008	59,792	$60	$396,059	$9,309	$—	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	—	(27,651)	(27,651)	$(27,651)
Contribution from FBR TRS Holdings, Inc.	—	—	34	—	—	—	—	34
Issuance of common stock, net of forfeitures	20,940	21	100,852	(1,540)	(391)	—	—	98,942
Repurchase of common stock	(16,667)	(17)	(73,455)	—		—	—	(73,472)
Stock compensation expense for options granted to purchase common stock	—	—	5,562	—	—	—	—	5,562
Issuance of restricted stock units	—	—	—	12,210	—	—	—	12,210
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	147	—	147	147

Comprehensive loss									$(27,504)

Balances at December 31, 2009	64,065	$64	$429,052	$19,979	$(391)	$(71)	$(129,134)	$319,499

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(27,651)	$(194,730)	$5,244
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	10,983	10,814	10,531
Income tax provision (benefit)—deferred	356	17,698	(6,997)
Net investment (income) loss from long-term and mortgage-backed securities.	(1,577)	81,335	3,703
Stock compensation	20,200	18,953	12,442
Impairment of intangible assets	5,350	—	—
Other	1,704	451	169
Changes in operating assets
Receivables
Brokers, dealers and clearing organizations	(96,476)	—	28,692
Investment banking	(3,086)	(6,237)	8,274
Asset management fees	134	885	206
Affiliates	2,506	3,493	(6,974)
Interest, dividends and other	16,487	(7,607)	9,508
Trading account securities, at fair value	(76,525)	(10,067)	(5,053)
Prepaid expenses and other assets	7,167	2,502	(4,129)
Changes in operating liabilities
Trading account securities sold but not yet purchased, at fair value	35,788	8,118	4
Accounts payable, accrued expenses and other liabilities	(4,495)	(5,288)	(718)
Accrued compensation and benefits	31,282	4,785	11,330
Brokers, dealers and clearing organizations	87,159	(3,988)	7,512

Net cash provided by (used in) operating activities	9,306	(78,883)	73,744

Cash flows from investing activities
Purchases of mortgage-backed securities	—	(899,953)	(565,076)
Receipt of principal payments on mortgage-backed securities	2,441	54,380	17,961
Proceeds from sales of mortgage-backed securities	450,396	360,930	963,754
Purchases of long-term investments	(10,150)	(6,748)	(75,296)
Proceeds from sales of and distributions from investments	12,009	16,894	22,826
Proceeds from securities sold but not yet purchased, net	5,933	—	—
Purchases of furniture, equipment, software, and leasehold improvements	(1,336)	(4,780)	(6,256)
Acquisition of net assets	(3,311)	(461)	(1,000)

Net cash provided by (used in) investing activities	455,982	(479,738)	356,913

Cash flows from financing activities
Contributions from Arlington Asset Investment Corp.	—	—	3,425
Decrease in due to affiliates, net	—	(64)	(4,097)
(Repayment of) proceeds from repurchase agreements, net	(416,037)	416,037	(189,153)
Repurchases of common stock	(73,472)	(33,900)	(13,017)
Proceeds from sales of common stock	91,926	791	4,326

Net cash (used in) provided by financing activities	(397,583)	382,864	(198,516)

Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	67,705	(175,757)	232,141
Cash and cash equivalents, beginning of period	207,801	383,558	151,417

Cash and cash equivalents, end of period	$275,506	$207,801	$383,558

Supplemental cash flows disclosures
Income tax payments	$25	$563	$38,647
Interest payments	255	12,384	4,734
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$—	$5,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR Capital Markets Corporation (the “Company”), a Virginia corporation, is a holding Company of which the principal operating companies are FBR Capital Markets & Co. (“FBR & Co”), FBR Capital Markets International, Ltd. (“FBRIL”), FBR Capital Markets LT, Inc. (“FBRLT”), FBR Fund Advisers, Inc. (“FBRFA”), FBR Investment Services, Inc. (“FBRIS”) and FBR Capital Markets PT, Inc. (“FBRPT”).

FBR & Co. is an SEC-registered broker-dealer and member of Financial Institutions Regulatory Authority Inc. (“FINRA”). FBR & Co. acts as an introducing broker and forwards all transactions to clearing brokers on a fully disclosed basis. FBR & Co. does not hold funds or securities for, nor owe funds or securities to, customers. In addition, FBR & Co. provides capital raising and advisory services. FBRIL, headquartered in United Kingdom, is an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. The Company conducts its syndicated loan trading activity at FBRLT.

FBRFA is an SEC-registered investment adviser that manages The FBR Funds, a family of mutual funds. FBRIS, an SEC-registered broker-dealer and member of FINRA, is the Distributor of The FBR Funds.

FBRPT holds and manages the Company’s long-term and merchant banking investments.

Prior to May 2009, the Company was a majority-owned subsidiary of Arlington Asset Investment Corp. (“Arlington Asset”), a separate publicly-traded corporation (NYSE:AI). In May 2009, the Company repurchased 16,667,000 of its common stock at a share price of $4.35 from Arlington Asset. Subsequent to this share repurchase, Arlington Asset was no longer the majority-owner of the Company.

In October 2009, Arlington Asset sold its remaining 14,755,017 shares of the Company’s common stock at $6.00 per share in a secondary public offering. As a result of the repurchase and secondary offering of shares of the Company’s common stock, Arlington Asset no longer maintains any ownership interest in the Company.

Nature of Operations

The Company’s principal business activities, including capital raising, securities sales and trading, merger, acquisition and advisory services, proprietary investments, and venture capital and other asset management services, are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in eight broad industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking and fees from asset management are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year-to-year.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2009, 2008 and 2007 investment banking revenue accounted for 47.5%, 53.3% and 67.5%, respectively, of the Company’s revenues, net of interest expense. For the year ended December 31, 2008, revenues net of interest expense includes a net investment loss of $81,335. This net investment loss has a significant impact on the comparability of the 2008 percentage to other years.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to previously reported balances on the statements of operations to conform to the current presentation. These reclassifications had no impact on Revenues, Revenues, net of interest expense, Net (loss) income, or (Loss) earnings per share for the years ended December 31, 2009, 2008, 2007.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2009 and 2008, approximately 74% and 86%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

Securities and Principal Investments

Long-term investments in marketable equity securities and mortgage-backed securities that are held in non-broker-dealer entities are classified as either available-for-sale or trading investments pursuant to Accounting Standards Codification (“ASC”) 320 “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

The Company evaluates available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. The value of our long term investments in non-public securities can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions of the Company and consideration of the liquidity and size of the Company’s position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income (loss) in the statement of operations.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

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

In connection with certain capital raising transactions, the Company has received and held warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. These instruments are accounted for as derivatives with changes in fair value recorded to net investment income in the statement of operations under ASC 815 “Derivatives and Hedging” (“ASC 815”), and the balance is included in long-term investments in the balance sheet. Similarly, the Company may receive and hold shares of the issuing companies. The Company held warrants for the periods ended December 31, 2008 and prior.

For restricted warrants and shares, including private company warrants and shares, these investments by their nature have limited or no price transparency. Adjustments to carrying value may be based on third-party transactions evidencing a change in value and output from the Company’s valuation models and estimates of fair value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

Level 2 Inputs—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs—Unobservable inputs for the asset or liability, including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities and investment securities—marked-to-market. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. For the year ended December 31, 2008 and prior, investment securities—marked-to-market consists of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading account securities and securities sold but not yet purchased, at fair value—The Company’s trading securities, at fair value, are securities owned by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity, convertible and fixed income debt, and listed options. The Company’s securities sold but not yet purchased, at fair value, are trading securities sold by the Company’s broker-dealer subsidiaries and exchange-traded funds sold as part of the Company’s principal investing segment and consist of marketable equity, convertible and fixed income debt, listed options, and exchange-traded funds. The Company classifies marketable equity, listed options, and exchange-traded funds within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$275,506	$275,506	$207,801	$207,801
Non-interest bearing receivables	15,751	15,751	32,110	32,110
Mortgage-backed securities, at fair value	—	—	454,339	454,339
Long-term investments, at fair value	317	317	750	750
Other long-term investments	43,303	43,303	40,424	40,424
Trading account securities, at fair value	94,478	94,478	17,954	17,954
Financial liabilities
Securities sold but not yet purchased, at fair value	51,669	51,669	8,325	8,325
Repurchase agreements	—	—	416,037	416,037

Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. Based on the terms and conditions of the Company’s agreements with its clearing broker, the amount receivable from the clearing broker represents cash on hand with the clearing broker plus proceeds from unsettled securities sold and less amounts payable for unsettled securities purchased by the Company. The amounts payable are collateralized by securities owned by the Company. In addition, these balances include unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets.

Intangible Assets

The Company’s intangible assets consist of goodwill from a business combination completed in August 2009 and intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurs that may indicate impairment. The assessment of goodwill is performed at the reporting unit level. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

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

Investment Banking Revenues

Capital raising revenues represent fees earned from private placements and from public offerings of securities in which the Company acts as placement agent or underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the private placement or underwriting is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are deferred and recognized as revenue over the service period.

Institutional Brokerage Agency and Principal Revenues

Agency commissions consist of commissions earned from executing the trade of stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses from securities transactions. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade-date basis.

Asset Management Revenues

The Company receives fees for the management, administration, and distribution of mutual funds based upon the amount of assets under management. This revenue is recognized over the period in which services are performed and is recorded in asset management fees in the Company’s statements of operations.

Investment Funds

The Company’s subsidiary FBR Investment Management, Inc. (“FBRIM”), through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. Accordingly, the Company accounts for its investments in these entities using the equity method of accounting.

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

Compensation and Benefits

Compensation and benefits includes base salaries, incentive compensation, stock-based compensation, employee benefit costs, and employer taxes. Incentive compensation is a significant component of compensation expense and is accrued based on the contribution of key business units using certain pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis. The Company recognizes stock-based compensation expense in the income statement based on the grant-date fair value of awards of equity instruments issued to employees. The expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture rate for awards on the date of grant.

Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the criteria in ASC 740, “Income Taxes” (“ASC 740”), it is more likely than not that they will not be realized. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of other operating expenses in the statement of operations.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the years ended December 31, 2009 and 2008, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	60,094	60,094	63,056	63,056	64,123	64,123
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—	—	64

Weighted average common and common equivalent shares outstanding (in thousands)	60,094	60,094	63,056	63,056	64,123	64,187

Net (loss) earnings applicable to common stock	$(27,651)	$(27,651)	$(194,730)	$(194,730)	$5,244	$5,244

(Loss) earnings per common share	$(0.46)	$(0.46)	$(3.09)	$(3.09)	$0.08	$0.08

The following table present the number of antidilutive stock options, unvested restricted stock and RSUs for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Number of antidilutive stock options, unvested restricted stock, and RSUs, end of period (in thousands)	19,278	16,220	8,912

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board (“FASB”) issued changes to the guidance for fair value accounting. These changes provide guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased. It reaffirms that the objectives for fair value measurements in accordance with previous fair value accounting guidance have remained the same. It also provides additional guidance in determining whether a transaction is not orderly. These changes were effective for interim reporting periods ending after June 15, 2009. The Company adopted these changes beginning with the reporting period ended June 30, 2009. Adoption of these changes did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued changes to the guidance for recognition and presentation of other-than-temporary impairments. These changes revise the guidance for the recognition and reporting requirements for other-than-temporary impairments of debt securities. It eliminates the “ability and intent to hold” provision for debt securities only and now requires that an impairment be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). It also requires additional disclosures for interim and annual reporting periods for both debt and equity securities. These changes were effective for interim reporting periods ending after June 15, 2009. The Company adopted these changes for the reporting period ended June 30, 2009. Adoption of these changes did not impact the Company’s financial condition or operating results.

In April 2009, the FASB issued changes to the guidance for business combinations. These changes apply to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. These changes state that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with guidance for accounting for contingencies, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. These changes were effective for contingencies resulting from business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued changes to the guidance for subsequent events. These changes establish principles and requirements for subsequent events. In particular, these changes set forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. These changes were effective for interim or annual financial periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s financial statements. The Company evaluated subsequent events through the date of filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and noted no items that require additional disclosure.

In June 2009, the FASB issued changes to the guidance for accounting for transfers of financial assets. These changes improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. These changes are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of these changes shall be applied to transfers that occur on or after the effective date. The Company has assessed the impact of the adoption of these changes on its financial statements and does not believe these will have a material effect.

In June 2009, the FASB issued changes to the guidance for variable interest entities. These changes are to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These changes are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. In January 2010, the FASB issued a deferral of these requirements for asset managers who are not obligated to fund significant losses incurred by the variable interest entities. The Company has assessed the impact of the adoption of these changes on its financial statements and does not believe these will have a material effect.

In August 2009, the FASB issued changes to the guidance for fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements. This change in the guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company as of October 1, 2009. The adoption of these changes did not have a material impact on the Company’s financial statements.

Note 3. Related-Party Transactions:

In October 2009, Arlington Asset and related affiliates, the Company’s former majority shareholder, sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. As a result of this sale, Arlington Asset no longer maintains an ownership interest in the Company. Subsequent to this sale, the Company’s prospective relationship with Arlington Asset is limited to subleasing certain office space to Arlington Asset at a market rate. The paragraphs that follow provide additional detail regarding our historical relationship with Arlington Asset.

In July 2006, the Company entered into various inter-company and other contractual arrangements with Arlington Asset and Crestview Partners, L.P., a New York-based private equity firm (“Crestview”), including a professional services agreement and other related party contractual arrangements. In May 2009, the Company entered into a stock repurchase agreement with Arlington Asset (“Repurchase Agreement”) pursuant to which, among other things, the Company repurchased 16,667,000 shares of its common stock at a share price of $4.35. As a result of this transaction, Arlington Asset ceased being the majority shareholder of the Company (also see Note 13). Concurrently, the Company and Arlington Asset agreed to terminate various inter-company and other contractual arrangements between them.

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

This services agreement was terminated in connection with the Repurchase Agreement in May 2009 and replaced by a Transition Services Agreement pursuant to which the Company agreed to provide Arlington Asset certain services for a fixed dollar amount. The services that the Company agreed to provide include the following: employee benefit services, human resources and financial related services, data and network services and infrastructure, and facilities services, in each case subject to reductions in services (and associated costs) as requested by Arlington Asset. Arlington Asset agreed to use all commercially reasonable efforts to transition away from the services provided by the Company as soon as practicable and, in any event, no later than one year after the date of agreement. As of December 31, 2009, all such services had been transitioned between the entities and services will not be provided between the entities in future periods.

In connection with the services agreement and the transition services agreement, during the years ended December 31, 2009, 2008 and 2007, the Company’s operating expenses are reported net of $370, $2,134 and $5,636, respectively, representing overhead costs allocated to affiliates.

Management Services Agreement

Under a management services agreement with Arlington Asset, which was terminated effective January 1, 2008, Arlington Asset allocated to the Company certain costs relating to executive compensation during the year ended December 31, 2007. Upon termination of this agreement, compensation and benefits expense and other costs associated with the Company’s executive management team are borne directly by the Company. Executive compensation costs allocated to the Company during 2007 totaled 8% of the Company’s consolidated pre-tax earnings before deducting the amount payable to Arlington Asset, plus a $1,500 flat fee grossed up for tax purposes and certain employee benefit expenses.

In connection with the management services agreement, during the years ended December 31, 2009, 2008 and 2007, the Company was allocated $-0-, $-0- and $4,089, respectively, in compensation and benefits expense related to executive compensation for officers of Arlington Asset.

Corporate Agreement

Under the corporate agreement with Arlington Asset, Arlington Asset agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arose out of actions or events that occurred prior to the contribution. During the years ended December 31, 2009, 2008 and 2007, Arlington Asset incurred/(recovered) costs of $34, $(183) and $3,425, respectively, net of taxes pursuant to these indemnification provisions. The Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) Arlington Asset. This agreement was terminated in connection with the Repurchase Agreement.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the year ended December 31, 2009, the Company recognized $944 of non-cash expense associated with these options.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. As of December 31, 2009, as previously noted, the Company is no longer affiliated with Arlington Asset. Receivables from affiliates, including private equity and hedge funds, totaled $567 as of December 31, 2009.

Receivable from affiliates consisted of the following as of December 31, 2008:

Receivable from affiliated private equity and hedge funds and other	$2,388
Receivable from Arlington Asset and wholly-owned subsidiaries	820

$3,208

Capital Markets Activity

In October 2009, Arlington Asset and related affiliates, the Company’s former majority shareholder, sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. FBR & Co. acted as a book-running manager for this offering and earned investment banking revenues of $2,735. As a result of this sale, Arlington Asset, the Company’s former majority shareholder, no longer maintains an ownership interest in the Company.

In June 2007, Arlington Asset and related affiliates sold 12,666,951 shares of the Company’s common stock as part of the Company’s initial public offering. FBR & Co., acted as co-lead underwriter of this sale by Arlington Asset and other shareholders and generated investment banking revenues of $7,040 during the year ended December 31, 2007.

Note 4. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of December 31, 2009 and 2008, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2009	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$317	$317	$—	$—

Trading account securities, at fair value:
Marketable and non-public equity securities	$35,941	$20,463	$—	$15,478
Listed options	4,086	4,086	—	—
Convertible and fixed income debt instruments	54,451	—	54,448	3

Total	$94,478	$24,549	$54,448	$15,481

Securities sold but not yet purchased, at fair value:
Marketable equity securities and exchange-traded funds	$35,530	$35,530	$—	$—
Listed options	1,098	1,098	—	—
Convertible and fixed income debt instruments	15,041	—	15,041	—

Total	$51,669	$36,628	$15,041	$—

As of December 31, 2009, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $15,481, or 2.8% of the Company’s total assets at that date.

	December 31, 2008	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency mortgage-backed securities	$454,339	$—	$454,339		$—

Long-term investments, at fair value:
Marketable equity securities	$750	$750	$—		$—

Trading account securities, at fair value:
Marketable and non-public equity securities	$3,919	$976	$—		$2,943
Convertible and fixed income debt instruments	14,035	—	13,771		264

Total	$17,954	$976	$13,771		$3,207

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$8,325	$8,325	$—	$

As of December 31, 2008, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $3,207, or 0.4% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

Trading Securities
Beginning balance, January 1, 2009	$3,207
Total net losses (realized/unrealized)
Included in earnings	55
Included in other comprehensive income	—
Net purchases, issuances, settlements, and principal payoffs	12,219

Ending balance, December 31, 2009	$15,481

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$363

	Long-Term Investments	Trading Securities & Other	Total
Beginning balance, January 1, 2008	$3,146	$18,567	$21,713
Total net losses (realized/unrealized)
Included in earnings	(1,367)	(4,003)	(5,370)
Included in other comprehensive income	—	—	—
Net purchases, issuances, settlements, and principal payoffs	(1,779)	(11,357)	(13,136)

Ending balance, December 31, 2008	$—	$3,207	$3,207

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(2,274)	$(2,274)

There were no transfers of securities in to, or out of, Level 3 financial assets during the years ended December 31, 2009 and 2008.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2009 and 2008, are reported in the following line descriptions on the Company’s statements of operations:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	Principal transactions	Principal transactions	Net investment income (loss)
Total gains and losses included in earnings for the period	$55	$(4,003)	$(1,367)

Change in unrealized gains or losses relating to assets still held at the end of the respective period	$363	$(2,274)	$—

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets and other assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets. Due to the nature of these assets, enterprise values are primarily used to value these assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets are classified within Level 3 of the fair value hierarchy.

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in the period indicated:

	December 31, 2009	Level 1	Level 2	Level 3	Year Ended December 31, 2009
					Gains (Losses)
Intangible assets	$—	$—	$—	$—	$(5,350)

In assessing the management contract intangible assets as of June 30, 2009, as discussed in Note 7, the Company determined that adverse market conditions had resulted in a triggering event requiring assessment of the fair value of the intangible asset related to a money market mutual fund managed by the Company that is included in the Company’s asset management segment.

Long-term Investments and Mortgage-Backed Securities, at Fair Value

Long-term investments and mortgage-backed securities, at fair value, consisted of the following as of the dates indicated:

	December 31, 2009	December 31, 2008
Long-term investments, at fair value:
Marketable equity securities	$317	$750

Mortgage-backed securities, at fair value:
Fannie Mae(1)	$—	$454,339

(1)	As of December 31, 2008, the Company’s mortgage-backed securities, at fair value, consisted of investments in floating-rate collateralized mortgage obligations for which the principal and interest payments are guaranteed by Fannie Mae. The weighted average coupon of these securities was 1.34% as of December 31, 2008. During the year ended December 31, 2009, the Company sold its remaining mortgage-backed securities held as of December 31, 2008.

As of December 31, 2009, the Company has investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with ASC 320 these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2009
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$388	$—	(71)	$317

(1)	Duration of unrealized losses is less than 12 months

	December 31, 2008
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Agency mortgage-backed securities	$454,339	$—	$—	$454,339
Marketable equity securities	968	—	(218)	750

	$455,307	$—	$(218)	$455,089

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize other-than-temporary impairment loss in its statement of operations. During the years ended December 31, 2009, 2008 and 2007, the Company recorded other-than-temporary impairment losses of $-0-, $1,537, and $358, respectively, in the statements of operations relating to marketable equity securities. As of December 31, 2009, the Company held one marketable equity security in an unrealized loss position, and based on its recovery in value subsequent to year end the Company does not consider this investment to be other than temporarily impaired.

During the year ended December 31, 2009, the Company received $1,084 from sales of marketable equity securities resulting in gross gains of $116. During the year ended December 31, 2008, the Company received $12,281 from sales of marketable equity securities, resulting in gross gains and losses of $911 and $239, respectively. During 2007, the Company received $11,130 from sales of marketable equity securities, resulting in gross gains of $2,030.

During the year ended December 31, 2008, the Company had invested a portion of its excess liquid capital in agency mortgage-backed securities. The Company originally deployed this capital into these investments based on its available liquidity and its assessment of its ability and intent to hold these securities to withstand interim market value fluctuations due to market and interest rate risks. The Company had continually assessed its leverage and liquidity risk relevant to its ability and intent to hold these securities. However, based on the unprecedented severity of market conditions during the fourth quarter of 2008 related to the liquidity and value of these assets, including conditions related to the available financing the Company determined that the risks to it associated with continuing to hold these investments exceeded the potential benefits. As such, in December 2008, the Company sold its investment in mortgage-backed securities to reduce its exposure. Accordingly, in evaluating the Company’s investments in mortgage-backed securities for other-than-temporary impairments as of December 31, 2008, as a result of its change in intent, the Company recognized other-than-temporary impairment losses of $11,174 relating to mortgage-backed securities held as of December 31, 2008.

During the year ended December 31, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $1,502. During the year ended December 31, 2008, the Company received $360,930 from sales of mortgage-backed securities resulting in gross losses of $21,853. During the year ended December 31, 2007, the Company received $963,754 from sales of mortgage-backed securities resulting in gross gains and losses of $1,963 and $2, respectively.

Trading Account Securities and Securities Sold but Not Yet Purchased, at Fair Value

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby create a liability to purchase the security in the market at prevailing prices. These transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	December 31, 2009		December 31, 2008
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities and exchange-traded funds	$35,941	$35,530	$3,919	$8,325
Listed options	4,086	1,098	—	—
Convertible and fixed income debt instruments	54,451	15,041	14,035	—

	$94,478	$51,669	$17,954	$8,325

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	December 31, 2009	December 31, 2008
Non-public equity securities	$33,662	$27,919
Investment funds	9,329	12,505
Other	312	—

	$43,303	$40,424

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the year ended December 31, 2009. During the year ended December 31, 2008 and 2007, the Company recorded other-than-temporary impairment losses of $36,116 and $7,951, respectively, relating to investments in non-public equity securities. Also, based on its evaluations of its one non-public debt security, including consideration of the diminishment in the credit quality of the underlying issuer, the Company recorded an other-than-temporary impairment loss of $3,899 during the year ended December 31, 2008.

During 2009, the Company received $5,278 from sales of, or distributions from, non-public equity securities, resulting in gross gains of $1,805. During 2008, the Company received $1,543 of distributions from non-public equity and debt securities, resulting in no gains or losses. During 2007, the Company did not receive any comparable proceeds.

During 2009, the Company received $5,647 from the redemption of investments in several investment funds. During 2008, the Company received $3,022 from the redemption of investments in several investment funds and proceeds from sales of other long-term investments. During 2007, the Company received $11,696 from the redemption of investments in several investment funds and proceeds from sales of other long-term investments.

Investment Funds

The following table specifies the Company’s investments in investment funds:

	December 31,
	2009	2008
Mutual funds	$8,415	$8,286
Private equity funds and other	914	4,219

	$9,329	$12,505

The following table summarizes certain financial information of these investment funds, including the Company’s minority investments in the investment funds.

	December 31,
	2009	2008	2007
Total assets	$1,340,178	$1,133,194	$130,339
Total liabilities	13,471	11,447	3,108
Total equity	1,326,707	1,121,747	127,231
Total revenue	3,151	20,753	2,947
Total expenses	4,904	22,628	2,967
Realized gains	8,294	72,068	3,802
Unrealized gains (losses)	359,447	(616,564)	3,158
Net income (losses)	365,988	(546,371)	6,490
FBR Capital Markets Corporation’s share of total equity	9,329	12,505	16,958
FBR Capital Market Corporation’s share of net income (losses)-net investment income	2,292	(5,554)	1,928
FBR Capital Market Corporation’s share of net income-incentive allocations and fees	—	—	409

As of December 31, 2009 and 2008, the Company had receivables of $419 and $2,195, respectively, due from these affiliates.

Accumulated Other Comprehensive Income

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2009	2008	2007
Beginning balance	$(218)	$622	$543
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	(71)	(34,691)	79
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	218	33,851	—

Ending balance	$(71)	$(218)	$622

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2009	2008
Furniture and equipment	$21,787	$21,983
Software	14,878	14,496
Leasehold improvements	23,193	27,908

	59,858	64,387
Less: Accumulated depreciation and amortization	(44,686)	(39,945)

	$15,172	$24,442

For the years ended December 31, 2009, 2008 and 2007, depreciation expense was $9,227, $9,320 and $8,368, respectively. In addition, the Company incurred a loss of $1,370 related to the write-off of leasehold improvements as a result of lease terminations.

Note 6. Acquisitions:

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

The goodwill balance of $5,882 is included in the Company’s capital markets segment. Of this balance, $5,546 of goodwill is expected to be deductible for tax purposes. As part of the acquisition, the Company acquired certain intangible assets related to engagements initiated by Watch Hill, all of which have been fully amortized as of December 31, 2009. The Company expensed $604 in transaction costs associated with the acquisition for the year ended December 31, 2009.

Note 7. Intangible Assets:

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2009	December 31, 2008
Management contracts and acquired revenue contracts:
Cost	$5,656	$19,065
Accumulated amortization	(3,114)	(10,122)

Net	$2,542	$8,943

For the years ended December 31, 2009, 2008 and 2007, amortization expense recognized was $1,756, $1,495 and $1,163, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2010	$401
2011	401
2012	401
2013	401
2014	401

In assessing the management contract intangible assets as of June 30, 2009, as discussed below, the Company determined that adverse market conditions had resulted in a triggering event requiring assessment of the fair value of the intangible asset related to a money market fund managed by the Company that is included in the Company’s asset management segment. As of December 31, 2009, the Company does not believe there have been any triggering events associated with the remaining intangible assets.

Factors such as significantly reduced yields on short term government investments and the requirement for the Company to both waive its management fees and reimburse certain expenses of the money market fund resulted in the management contract becoming unprofitable for the Company during the first half of 2009. In determining the fair value of this intangible asset, the Company concluded that based on the cost structure of the money market fund, a forecasted continuation of a low rate environment for short term government investments and the forecasted ongoing waiver of its management fees and the resulting negative cash flows of these conditions, the intangible asset should be valued at zero as of June 30, 2009. As a result, the Company recorded an impairment charge of $5,350 that is included in the statement of operations for the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Company did not record any impairment charges relating to the management contracts and acquired revenue contracts.

The Company acquired intangible assets with a fair value of $705 through its acquisition of Watch Hill. See Note 6 for additional information regarding the acquisition of Watch Hill and these intangible assets.

Note 8. Borrowings:

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

As of December 31, 2008, the amount at risk under repurchase agreements was not greater than 10% of stockholders’ equity for any individual counterparty. As of December 31, 2009, there were no outstanding repurchase agreement borrowings.

During the years ended December 31, 2009, 2008 and 2007, interest expense related to repurchase agreement borrowings totaled $252, $12,428 and $4,361, respectively.

In January and February 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. Concurrent with the sale of these securities, the Company repaid all outstanding repurchase agreements used to finance these securities.

Note 9. Derivative Financial Instruments Used for Purposes Other Than Trading:

The following table summarizes derivative positions used for purposes other than trading associated with hedging activities as of the dates indicated. The value of these positions is included in prepaid and other assets on the balance sheet.

	December 31, 2009		December 31, 2008
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation:
Interest rate cap agreements(1)	$—	$—	$533,643	$264

(1)	Comprised of four interest rate caps which mature in 2013 with a weighted average strike rate of 6.1%.

In connection with its investments in agency mortgage-backed securities during the year ended December 31, 2008, the Company entered into five interest rate cap agreements in which the counterparties to these instruments were U.S. and international financial institutions. The Company assessed and monitored the counterparties’ non-performance and credit risk on a regular basis during 2008. During 2008, the Company designated these five interest rate cap agreements as fair value hedges of the Company’s exposure to a decrease in the fair values of its mortgage-backed securities attributable to changes in LIBOR. Accordingly, pursuant to ASC 815, the gains and losses on the interest rate caps were recognized in earnings and the changes in fair value of the hedged items attributable to the hedged risk were adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. As a result of the sale of agency mortgage-backed securities during 2008 and its intent to sell the remaining securities, the Company sold one of the interest cap agreements realizing a loss of $136 and de-designated the remaining four positions recognizing an unrealized loss of $459, both of which are included in net investment loss in the statement of operations for the year ended December 31, 2008. The ineffective portion of these hedges was not material for the year ended December 31, 2008. The Company had not entered into any interest rate caps prior to 2008.

In January and February 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. As a result of the sale of the interest-rate caps, the Company recognized an investment gain of $459 during the year ended December 31, 2009.

Note 10. Income Taxes:

The Company historically joined in the filing of a consolidated Federal income tax return with FBR TRS Holdings, Inc. (a subsidiary of Arlington Asset). In June 2007, following its initial public offering, the Company became the parent company of a new consolidated Federal income tax return with its affiliated U.S. subsidiaries. Payments and refunds for all tax periods through June 2007 were settled with FBR TRS Holdings, Inc. pursuant to the written tax sharing agreement. Each company’s current income tax expense or benefit is generally calculated on a separate company basis. Losses and benefits are included as utilized in the consolidated return.

The (benefit) provision for income taxes consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Federal	$(3,169)	$(3,675)	$15,056
State	1,711	276	5,512
Foreign	120	(91)	(536)

	$(1,338)	$(3,490)	$20,032

Current	$(1,694)	$(21,188)	$25,315
Deferred	356	17,698	(5,283)

	$(1,338)	$(3,490)	$20,032

The federal tax benefit includes a benefit for domestic federal net operating losses utilized as a result of carryback of $6,862 and $17,764 for the periods ended December 31, 2009 and 2008, respectively.

On November 6, 2009, the opportunity to elect an extended carryback period for net operating losses was added by Section 13 of the Worker, Homeownership, and Business Act of 2009. The provision allows taxpayers to elect to carry back an applicable net operating loss for a period of three, four or five years. The provision also suspends the 90-percent alternative minimum tax credit limitation for the carried back net operating loss. As a result of the provision, the Company can utilize all of its net operating losses generated in 2008 to offset prior year taxable income without paying alternative minimum tax respective to the carryback years and has therefore reflected an additional federal current year tax benefit of $6,862. The Company plans to carry back its losses to periods including periods in which it was part of the FBR TRS Holdings, Inc.’s consolidated group and is entitled to receive the entire benefit of the net operating loss carryback to those tax years under its tax sharing agreement with the FBR TRS Holdings, Inc. During 2009, the Company received a refund of its 2007 federal tax from a carryback claim from the 2008 tax year, which will be modified with the carryback under the new provisions discussed above.

Deferred tax assets and liabilities consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Unrealized investment gains, recorded in accumulated other comprehensive income	$28	$85
Stock-based compensation	29,774	25,399
Depreciation and amortization	7,010	2,797
Other-than-temporary investment write downs	14,754	24,616
Capital loss carry forward	20,114	8,505
AMT credit carryover	—	1,314
Other, net	962	487
Net operating loss	9,719	13,492

Total deferred tax asset	82,361	76,695
Valuation allowance	(82,361)	(76,695)
Goodwill amortization	(64)	—

Net deferred tax liability	$(64)	$—

The net deferred tax liability is included in other liabilities in the consolidated balance sheet.

At December 31, 2009, the Company’s net deferred tax assets totaled $82,361. The Company has established a full valuation allowance against these assets since the Company believes that, based on the criteria in ASC 740, it is more likely than not that the benefits of these assets will not be realized in the future. The remaining deferred tax liability relates to an indefinite-lived intangible asset which cannot serve as a source of future income for determination of the Company’s valuation allowance. During the years ended December 31, 2009 and 2008, the Company’s valuation allowance changed by $5,665 and $75,161, respectively.

As a result of the federal net operating loss carryback the Company has no remaining federal net operating loss carryovers as of December 31, 2009. The Company has deferred tax assets for state net operating loss carryovers of $3,744, on a tax effected basis (including the offset for federal taxes). These net operating losses begin to expire in 2013.

As of December 31, 2009, the Company’s net operating losses related to FBRIL and its operations in the United Kingdom are $21,288. These net operating losses may be carried forward indefinitely to offset future income of FBRIL.

As of December 31, 2009, the Company has net capital loss carryovers of $51,888 on a tax return basis.

Internal Revenue Code section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. On October 22, 2009, as a result of the sale by Arlington Asset of the Company’s stock, the Company incurred an ownership change as defined in Section 382. The ownership change will cause the future utilization of capital losses and net unrealized built-in losses incurred before the change date to be subject to an annual limitation. The Company is in the process of determining the annual section 382 limitation.

The Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 was 4.6%, 1.8%, and 79.3%, respectively. The provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s reported amount of income tax (benefit) provision attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	For the year ended December 31,
	2009	2008	2007
Federal income tax (benefit) provision, at statutory rate	$(10,146)	$(69,377)	$8,847
State income taxes (benefit) provision, net of Federal benefit	(261)	(11,339)	1,904
Effect of rates different than statutory	428	978	—
Nondeductible expenses	972	1,657	1,555
Effect of stock-based compensation	2,748	2,327	5,209
Gain on warrants	—	(3,783)	—
Investment write-down	—	722	—
Partnership deferred tax asset	(1,192)	—	—
Other, net	448	249	1,240
Valuation allowance	5,665	75,076	1,277

Effective income tax (benefit) provision	$(1,338)	$(3,490)	$20,032

The components of income (loss) before income taxes were as follows:

	For the year ended December 31,
	2009	2008	2007
United States	$(22,482)	$(184,263)	$32,972
United Kingdom	(6,507)	(13,957)	(7,696)

	$(28,989)	$(198,220)	$25,276

The following table displays the change in unrecognized tax benefits for the years ended December 31, 2009 and 2008:

	For the year ended December 31,
	2009	2008
Balance at beginning of period	$(1,301)	$—
Increases to tax positions for prior years	(769)	(832)
Decreases to tax positions for prior years	81	—
Increases to tax positions for current year	—	(469)

Balance at end of period	$(1,989)	$(1,301)

The amount of unrecognized tax benefits that would provide a benefit to the effective tax rate, if recognized, is $1,092.

The Company records interest and penalties in other operating expenses or other revenue in the statements of operations. The total amount of interest related to tax uncertainties recognized in the statement of operations for the years ended December 31, 2009, December 31, 2008, and 2007 was $51, $41, and $-0-, respectively. The total amount of accrued interest related to uncertain tax positions was $93 and $41 as of December 31, 2009 and December 31, 2008, respectively.

As of December 31, 2009, tax years subsequent to December 31, 2005 remain open under the federal statute of limitations, and for the Company’s significant state jurisdictions of California, Massachusetts, New York, Virginia and Texas. The IRS could propose assessments for prior year items by effectively adjusting the amount of refund claimed by the Company through the net operating loss carryback. In October 2008, the IRS commenced its examination of tax years 2006 to 2007 and in January 2010, commenced its examination of the 2008 tax year. No adjustments have been proposed to date.

It is reasonably possible that the Company could have a decrease in unrecognized tax benefits of up to $1,989, excluding the federal benefit of state taxes, in the next 12 months due to the years in which the unrecognized tax benefits arose being under audit by the IRS.

Note 11. Regulatory Capital Requirements:

FBR & Co. is registered with the SEC and is a member of FINRA. Additionally, FBRIL is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2009 and 2008, FBR & Co. had net capital of $54,577 and $48,876, respectively, that was $49,338 and $42,779, respectively, in excess of its required net capital of $5,239 and $6,097, respectively. As of December 31, 2009 and 2008, FBRIL had net capital in excess of required amounts.

Note 12. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as an uncalled capital commitment to an investment partnership that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2010	2011	2012	2013	2014	Thereafter	Total
Minimum rental commitments(1)	$11,630	$10,523	$9,352	$9,317	$8,599	$5,483	$54,904
Capital commitments(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$11,630	$10,523	$9,352	$9,317	$8,599	$5,483	$54,904

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2009, 2008 and 2007 were $13,935, $13,843 and $13,874, respectively.
(2)	The table above excludes a $550 uncalled capital commitment to an investment partnership that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitment will be called.

Clearing Broker

Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and their respective clearing brokers, the clearing broker has the right to charge our broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2009 and 2008, the Company has recorded no liabilities, and during the years ended December 31, 2009, 2008 and 2007, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2009, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to the Company or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc., or TMI, and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. FBR & Co. subsequently moved for entry of a final judgment in its favor. The plaintiffs have opposed that motion and have filed a motion seeking clarification of the Court’s dismissal order. The plaintiffs contend that the District Court’s dismissal order is, or should be, without prejudice, and that they should be permitted to file an amended complaint that attempts to re-plead dismissed claims. The Court has yet to rule on FBR & Co.’s motion for entry of final judgment, the plaintiffs’ motion for clarification, or the plaintiffs’ expressed interest in filing an amended complaint. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition, results of operations, or liquidity.

In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and self regulatory organizations involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect its financial condition, operating results and liquidity.

Note 13. Shareholders’ Equity:

Equity Offering

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

In October 2008, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock that the Company is authorized to repurchase to 10 million shares. During the year ended December 31, 2008, the Company repurchased a total of 6,748,546 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by the Company on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. No repurchases were made during the year ended December 31, 2009 under this authorization. As of December 31, 2009, the Company has the remaining authority to repurchase up to 3,418,885 shares of common stock.

Director Stock Purchase Plan

Pursuant to the Company’s Director Stock Purchase Plan, each of the Company’s non-employee directors (other than the directors designated by Crestview Partners) was offered an opportunity to subscribe for up to $1,000 of the Company’s common stock at a purchase price equal to then-current fair market value of the common stock at the time he or she joined the board of directors. Pursuant to the Director Stock Purchase Plan, during the year ended December 31, 2007 the non-employee directors of the Company purchased 173,334 shares of common stock providing cash proceeds to the Company of $2,603. There were no purchases of common stock by non-employee directors of the Company during 2009 and 2008.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense of $465, $376, and $508, respectively, related to the Purchase Plan.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group were granted the right to purchase shares of the Company’s common stock at four specific offering periods during 2009 and the first half of 2010. These participants were initially granted the right to purchase either 25,000 shares or 50,000 shares. The Company has offered to provide a full recourse loan to each participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company will grant two options to purchase the Company’s common stock under the long-term incentive plan, discussed below, that are subject to a 3-year cliff vesting requirement. For the year ended December 31, 2009, participants purchased 210,500 shares for an aggregate purchase price of $1,431. As of December 31, 2009, the Company had loans outstanding to participants of $391.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Stock Options	$5,096	$4,116	$6,679
Restricted shares	5,153	6,373	5,049
RSUs	9,088	8,063	—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company has been publicly-traded, the Company has not based its volatility assumption solely on historical data. The Company has used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate is based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the awards is based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company uses this methodology for determining expected life as the Company does not have sufficient historical data to estimate an expected life as a majority of the initial stock options issued by the Company since its inception became exercisable in the current year. The dividend yield is based on the expected dividend payout over the expected life of the award. The following weighted average assumptions used for options granted for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Volatility	56.8%	56.6%	30.0%
Risk-free interest rate	2.3%	3.0%	4.7%
Expected life (years)	5.1	5.5	4.3
Dividend yield	—	—	—
Weighted average fair value	$2.55	$2.99	$4.90

The fair value of each RSU with a market condition is estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations is similar to those described above for stock options. The assumptions used for the years ended December 31, 2009 and 2008 were a volatility of 56.8%, risk-free interest rate between 1.9% - 3.0%, and an expected term based on the applicable service condition. No RSUs with a market condition were issued during the year ended December 31, 2007.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2009
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$8,526	$6,315	$23,503
Unvested awards	4,886,195	1,360,832	7,337,685
Weighted average vesting period	3.4 years	1.9 years	3.5 years

Stock Options

A summary of option activity under the FBR Capital Markets Long Term Incentive Plan as of December 31, 2009, and changes during the years ended December 31, 2009, 2008, and 2007 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2006	3,376,000	$15.00	5.6
Granted	1,501,586	15.12
Forfeitures	(444,832)	15.10

Share Balance as of December 31, 2007	4,432,754	$15.03	5.0
Granted	2,525,169	5.60
Forfeitures	(1,045,963)	14.90

Share Balance as of December 31, 2008	5,911,960	$11.03	5.2
Granted	2,589,026	5.16
Forfeitures	(1,023,833)	14.47

Share Balance as of December 31, 2009	7,477,153	$8.52	5.1

Options Exercisable as of December 31, 2009	2,590,958	$14.26	3.3

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2009, and changes during the years ended December 31, 2009, 2008, and 2007 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	2,088,546	16.26
Forfeitures	(144,683)	15.90

Share Balance as of December 31, 2007	1,943,863	$16.29	3.9
Granted	295,989	6.85
Vestings	(84,892)	15.01
Forfeitures	(529,191)	15.87

Share Balance as of December 31, 2008	1,625,769	$14.68	2.9
Granted	—	—
Vestings	(110,040)	12.49
Forfeitures	(154,897)	15.63

Share Balance as of December 31, 2009	1,360,832	$14.86	1.9

RSUs

In August 2008, the Company’s Board of Directors approved the modification of certain RSUs with a market condition issued in February 2008 to 45 employees and outstanding as of the modification date. A total of 4,285,000 RSUs with a market condition issued in February 2008 were modified as part of this action by the Board of Directors. The modifications included (i) the modification of 1,142,666 RSUs to require a service period only and (ii) the replacement of 3,142,334 RSUs with 1,142,666 RSUs with a revised market condition and 2,258,668 options to purchase the Company’s common stock. In accordance with ASC 718, the Company has accounted for both of the changes as a modification to the original award and has determined the compensation expense based on the total of unrecognized compensation of the original awards plus the incremental increase in fair value of the new award compared to the fair value of the original award as of the modification date. The incremental cost of the modified awards totaled $9,890. The Company has included the modified awards in the issuance balances for RSUs and stock options for the year ended December 31, 2008.

A summary of unvested restricted stock units as of December 31, 2009, and changes during the years ended December 31, 2009, 2008, and 2007 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	9,455,725	5.65
Vestings	(3)	8.21
Forfeitures	(733,844)	3.71
Cancellations	(3,142,334)	2.10

Share Balance as of December 31, 2008	5,579,544	$5.61	4.1
Granted	2,203,388	4.85
Vestings	(171,005)	5.20
Forfeitures	(274,242)	5.35

Share Balance as of December 31, 2009	7,337,685	$5.38	3.5

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust and are not returnable to the Company. For the years ended December 31, 2009, 2008, and 2007, the Company granted such stock-based awards with an aggregate fair value upon grant date of $3,048, $6,434, and $9,734, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2009, and changes during the years ended December 31, 2009, 2008, and 2007 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	729,107	13.35
Vestings	(1,143)	15.15

Share Balance as of December 31, 2007	727,964	$13.35	2.6
Granted	700,374	7.30
Vestings	(253,313)	12.73
Cancelled and reissued as RSUs	(5,691)	13.33

Share Balance as of December 31, 2008	1,169,334	$9.86	1.9
Granted	—	—
Vestings	(412,806)	10.29

Share Balance as of December 31, 2009	756,528	$9.64	0.9

A summary of restricted stock unit irrevocable trust awards as of December 31, 2009, and changes during the years ended December 31, 2009, 2008, and 2007 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	227,377	5.81
Vestings	(8,427)	9.36

Share Balance as of December 31, 2008	218,950	$5.67	2.6
Granted	888,569	3.43
Vestings	(113,127)	5.07

Share Balance as of December 31, 2009	994,392	$3.74	2.1

In the first quarter of 2010, the Company granted 983,694 RSUs with an aggregate fair value of $5,942 in satisfaction of incentive compensation earned during 2009 and accrued at December 31, 2009. These issuances are not included in the tables above.

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities and convertible debt securities that are primarily traded in United States markets. The Company previously invested in mortgage-backed securities and partially funded its investments through repurchase agreement borrowings. Accordingly, the Company was subject to leverage and interest rate risk prior to the sale of its remaining mortgage-backed securities and repayment of the related repurchase agreements in the first quarter of 2009.

The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2009 and 2008, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, in certain circumstances the Company sells securities it does not currently own (securities sold, not yet purchased—see Note 4). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

Market Risk

Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities and changes in value of the underlying securities of the investment funds in which the Company invests. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to manage market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and convertible debt transactions.

Positions taken and commitments made by the Company, including those made in connection with investment banking activities, may result in substantial amounts of exposure to individual issuers and businesses, including non-investment grade issuers, securities with low trading volumes and those not readily marketable. These issuers and securities may expose the Company to a higher degree of risk than associated with investment grade instruments.

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

As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2009 and 2008, the Company has recorded no liabilities with regard to the right. During the years ended December 31, 2009, 2008 and 2007, the Company paid the clearing broker a total less than twenty thousand dollars related to these guarantees.

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

Note 15. Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee based asset management operations. Principal investing activity consists of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds and management of the Company’s liquid capital.

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $12,233, $18,069, and $27,046 for the years ended December 31, 2009, 2008 and 2007, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated.

	For year ended December 31, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$138,723	$—	$—	$138,723
Institutional brokerage	132,629	—	—	132,629
Asset management fees	—	13,245	—	13,245
Net investment income	—	—	1,577	1,577
Net interest income, dividends, and other	1,358	524	4,177	6,059

Total	272,710	13,769	5,754	292,233

Operating Expenses:
Variable	116,159	8,839	109	125,107
Fixed	176,103	13,027	1,635	190,765
Impairment of intangible assets	—	5,350	—	5,350

Total	292,262	27,216	1,744	321,222

Pre-tax (loss) income	$(19,552)	$(13,447)	$4,010	$(28,989)

Compensation and benefits:
Variable	$89,404	$3,128	$97	$92,629
Fixed	94,046	5,815	527	100,388

Total	$183,450	$8,943	$624	$193,017

Total assets	$369,739	$20,689	$165,897	$556,325

Total net assets	$142,917	$18,241	$158,341	$319,499

	For year ended December 31, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$96,950	$—	$—	$96,950
Institutional brokerage	137,263	—	—	137,263
Asset management fees	—	15,883	—	15,883
Net investment loss	—	—	(79,551)	(79,551)
Net interest income, dividends, and other	1,795	1,390	8,178	11,363

Total	236,008	17,273	(71,373)	181,908

Operating Expenses:
Variable	121,270	11,304	55	132,629
Fixed	224,789	20,880	1,830	247,499

Total	346,059	32,184	1,885	380,128

Pre-tax loss	$(110,051)	$(14,911)	$(73,258)	$(198,220)

Compensation and benefits:
Variable	$90,810	$4,042	$4	$94,856
Fixed	122,970	9,053	235	132,258

Total	$213,780	$13,095	$239	$227,114

Total assets	$218,574	$34,607	$547,188	$800,369

Total net assets	$144,428	$30,789	$128,510	$303,727

	For year ended December 31, 2007
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$323,608	$—	$—	$323,608
Institutional brokerage	112,351	—	—	112,351
Asset management fees	—	23,950	—	23,950
Net investment loss	—	—	(4,507)	(4,507)
Net interest income, dividends, and other	10,847	2,500	10,810	24,157

Total	446,806	26,450	6,303	479,559

Operating Expenses:
Variable	220,154	16,171	105	236,430
Fixed	197,575	17,360	2,918	217,853

Total	417,729	33,531	3,023	454,283

Pre-tax income (loss)	$29,077	$(7,081)	$3,280	$25,276

Compensation and benefits:
Variable	$171,810	$6,707	$61	$178,578
Fixed	99,939	8,097	1,138	109,174

Total	$271,749	$14,804	$1,199	$287,752

Total assets	$306,262	$41,242	$261,228	$608,732

Total net assets	$227,227	$18,703	$260,810	$506,740

Note 16. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2009 and 2008. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net Income (Loss) Before Income Taxes	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2009
First Quarter	$49,903	$(15,558)	$(16,167)	$(0.27)	$(0.27)
Second Quarter	47,328	(21,640)	(21,744)	(0.40)	(0.40)
Third Quarter	71,440	(6,958)	(6,970)	(0.11)	(0.11)
Fourth Quarter	123,814	15,167	17,230	0.27	0.26

Total Year	$292,485	$(28,989)	$(27,651)	$(0.46)	$(0.46)

2008
First Quarter	$104,079	$(10,981)	$(10,174)	$(0.16)	$(0.16)
Second Quarter	52,993	(35,223)	(25,249)	(0.39)	(0.39)
Third Quarter	50,694	(46,682)	(28,560)	(0.44)	(0.44)
Fourth Quarter	(13,401)	(105,334)	(130,747)	(2.23)	(2.23)

Total Year	$194,365	$(198,220)	$(194,730)	$(3.09)	$(3.09)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.(1)

4.3	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.4	Registration Rights Agreement, dated January 26, 2009, between the Registrant and Friedman, Billings, Ramsey Group, Inc.(9)

4.5	Governance Agreement, dated as of July 20, 2006, among Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.6	Voting Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.7	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(10)

4.8	Form of Senior Indenture.(12)

4.9	Form of Subordinated Indenture.(12)

4.10	Form of Subscription Agreement by and between FBR Capital Markets Corporation and purchasers of common stock of FBR Capital Markets Corporation in connection with the closing of the transactions contemplated by the Watch Hill Purchase Agreement.(13)

10.1	2006 Long-Term Incentive Plan.(1)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†
10.4	Contribution Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Corporate Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.6	Services Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.7	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.8	Trademark License Agreement, dated as of July 20, 2006, between Friedman, Billings, Ramsey Group, Inc. and the Registrant.(1)

10.9	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.10	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.11	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

Exhibit Number	Description

10.12	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.13	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.14	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.(2)†

10.15	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.16	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the Registrant and Friedman, Billings Ramsey Group. Inc.(2)

10.17	Form of Amendment No. 1 to FBR Capital Markets Corporation 2006 Long-Term Incentive Plan.(4)†

10.18	Description of the Registrant’s 2008 Incentive Compensation Program.(5)†

10.19	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(6)†

10.20	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(6)†

10.21	Form of Amendment to Original 2008 Performance RSU Award Agreement.(7)†

10.22	Form of August 2008 Performance RSU Award Agreement.(7)†

10.23	Form of Stock Option Agreement.(7)†

10.24	Form of Restrictive Covenant Agreement.(7)†

10.25	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(8)†

10.26	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(8)†

10.27	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(10)
10.28	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.29	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.30	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.31	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.32	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(10)

10.33	Form of LTIP RSU Award Agreement.(11)†

10.34	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(11)†

10.35	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(11)†

Exhibit Number	Description

10.36	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(11)†

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney.*

24.2	New York Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Previously filed as Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, which was filed with the SEC on November 20, 2007, and incorporated by reference herein.
(5)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 8, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-138824), which was filed with the SEC on May 22, 2009, and incorporated herein by reference.
(13)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-161416), which was initially filed with the SEC on August 18, 2009, as amended, and incorporated herein by reference.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.