Form 10-Q
period 2010-03-31
FBR CAPITAL MARKETS CORP
filed 2010-05-10
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2010 was 62,213,214 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$171,310	$275,506
Receivables:
Investment banking	6,798	4,846
Asset management fees	1,015	958
Due from affiliates	462	567
Other	13,324	9,380
Investments:
Trading securities, at fair value	124,782	94,478
Long-term investments, at fair value	365	317
Other long-term investments	52,101	43,303
Due from brokers, dealers and clearing organizations	100,289	96,477
Goodwill	5,882	5,882
Intangible assets, net	2,930	2,542
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	15,174	15,172
Prepaid expenses and other assets	23,977	6,897

Total assets	$518,409	$556,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold but not yet purchased, at fair value	$76,519	$51,669
Accrued compensation and benefits	14,759	72,537
Accounts payable, accrued expenses and other liabilities	25,298	22,452
Due to brokers, dealers and clearing organizations	91,953	90,168

Total liabilities	208,529	236,826

Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 62,002,573 and 64,064,784 shares issued and outstanding, respectively	62	64
Additional paid-in capital	420,070	429,052
Employee stock loan receivable, including accrued interest (86,500 and 57,500 shares, respectively)	(562)	(391)
Restricted stock units	27,729	19,979
Accumulated other comprehensive loss	(23)	(71)
Accumulated deficit	(137,396)	(129,134)

Total shareholders’ equity	309,880	319,499

Total liabilities and shareholders’ equity	$518,409	$556,325

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Investment banking:
Capital raising	$7,711	$4,299
Advisory	3,434	3,599
Institutional brokerage:
Principal transactions	7,870	11,318
Agency commissions	19,660	28,352
Asset management fees	3,328	2,927
Net investment income (loss)	2	(1,447)
Interest income, dividends and other	2,212	855

Total revenues	44,217	49,903
Interest expense	—	252

Revenues, net of interest expense	44,217	49,651

Non-Interest Expenses:
Compensation and benefits	42,744	36,998
Professional services	4,103	4,541
Business development	3,851	3,631
Clearing and brokerage fees	3,382	3,297
Occupancy and equipment	6,492	7,957
Communications	4,767	5,161
Other operating expenses	3,419	3,624

Total non-interest expenses	68,758	65,209

Loss before income taxes	(24,541)	(15,558)
Income tax (benefit) provision	(16,279)	609

Net loss	$(8,262)	$(16,167)

Basic loss per share	$(0.13)	$(0.27)

Diluted loss per share	$(0.13)	$(0.27)

Weighted average shares outstanding:
Basic (in thousands)	64,024	59,119

Diluted (in thousands)	64,024	59,119

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
Balances at December 31, 2008	59,792	$60	$396,059	$—	$9,309	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	—	(27,651)	(27,651)	$(27,651)
Contribution from FBR TRS Holdings, Inc	—	—	34	—	—	—	—	34
Issuance of common stock, net of forfeitures	20,940	21	100,852	(391)	(1,540)	—	—	98,942
Repurchase of common stock	(16,667)	(17)	(73,455)	—	—	—	—	(73,472)
Stock compensation expense for options granted to purchase common stock	—	—	5,562	—	—	—	—	5,562
Issuance of restricted stock units	—	—	—	—	12,210	—	—	12,210
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	147	—	147	147

Comprehensive loss									$(27,504)

Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(8,262)	(8,262)	$(8,262)
Issuance of common stock, net of forfeitures	98	—	1,440	(171)	(972)	—	—	297
Repurchase of common stock	(2,160)	(2)	(11,716)	—	—	—	—	(11,718)
Stock compensation expense for options granted to purchase common stock	—	—	1,294	—	—	—	—	1,294
Issuance of restricted stock units	—	—	—	—	8,722	—	—	8,722
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	48	—	48	48

Comprehensive loss									$(8,214)

Balances at March 31, 2010	62,003	$62	$420,070	$(562)	$27,729	$(23)	$(137,396)	$309,880

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,262)	$(16,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,982	2,770
Stock compensation	5,196	4,378
Net investment (income) loss from long-term and mortgage-backed securities	(2)	1,447
Other	199	(17)
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(3,811)	(6,742)
Investment banking	(2,151)	(211)
Asset management fees	(57)	301
Affiliates	105	994
Interest, dividends and other	(3,944)	1,884
Trading securities, at fair value	(30,304)	(12,819)
Prepaid expenses and other assets	(17,080)	4,895
Changes in operating liabilities:
Trading securities sold but not yet purchased, at fair value	27,786	4,077
Accrued compensation and benefits	(51,834)	(18,681)
Accounts payable, accrued expenses and other liabilities	1,806	(4,413)
Brokers, dealers and clearing organizations	(11,733)	—

Net cash used in operating activities	(92,104)	(38,304)

Cash flows from investing activities:
Receipt of principal payments on mortgage-backed securities	—	2,441
Proceeds from sales of mortgage-backed securities	—	450,396
Purchases of long-term investments	(10,000)	—
Proceeds from sales of and distributions from investments	11,811	957
Securities sold but not yet purchased, net	(25)	—
Purchases of furniture, equipment, software, and leasehold improvements	(1,883)	(227)
Acquisition of net assets	(488)	—

Net cash (used in) provided by investing activities	(585)	453,567

Cash flows from financing activities:
Repayments of repurchase agreements, net	—	(416,037)
Repurchases of common stock	(11,718)	—
Proceeds from sales of common stock	211	—

Net cash used in financing activities	(11,507)	(416,037)

Net decrease in cash and cash equivalents	(104,196)	(774)
Cash and cash equivalents, beginning of period	275,506	207,801

Cash and cash equivalents, end of period	$171,310	$207,027

Supplemental Cash Flow Information:
Cash payments for interest	$—	$255
Cash payments for taxes	$5,052	$18

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs	—	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

Level 2 Inputs	—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs	—	Unobservable inputs for the asset or liability, including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consist of marketable equity securities and, from time-to-time, investment securities—marked-to-market. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. From time-to-time, as applicable, investment securities—marked-to-market will consist of warrants and equity securities received in connection with certain capital raising transactions that are held in a broker-dealer subsidiary. Warrants are generally exercisable at the respective offering price of the transaction. Such warrants and equity securities are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading securities and securities sold but not yet purchased, at fair value—The Company’s trading securities, at fair value, are securities owned by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity, convertible and fixed income debt instruments, and listed options. The Company’s securities sold but not yet purchased, at fair value, are trading securities sold by the Company’s broker-dealer subsidiaries and exchange-traded funds sold as part of the Company’s principal investing segment and consist of marketable equity, convertible and fixed income debt instruments, listed options, and exchange-traded funds. The Company classifies marketable equity, listed options, and exchange-traded funds within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of March 31, 2010 and December 31, 2009. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2010	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$365	$365	$—	$—

Trading securities, at fair value:
Marketable and non-public equity securities	$29,270	$19,832	$—	$9,438
Listed options	1,245	1,245	—	—
Convertible and fixed income debt instruments	94,267	—	94,264	3

Total	$124,782	$21,077	$94,264	$9,441

Securities sold but not yet purchased, at fair value:
Marketable equity securities and exchange-traded funds	$51,389	$51,389	$—	$—
Listed options	4,756	4,756	—	—
Convertible and fixed income debt instruments	20,374	—	20,374	—

Total	$76,519	$56,145	$20,374	$—

As of March 31, 2010, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $9,441, or 1.8% of the Company’s total assets at that date.

	December 31, 2009	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$317	$317	$—	$—

Trading securities, at fair value:
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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009. Realized and unrealized gains (losses) on trading securities are included in “principal transactions” in the statement of operations. As of March 31, 2010 and 2009, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

Three Months Ended March 31, 2010
Trading Securities
Beginning balance, January 1, 2010	$15,481
Total net losses (realized/unrealized)
Included in earnings	(139)
Included in other comprehensive income	—
Purchases	71,679
Sales	(77,580)

Ending balance, March 31, 2010	$9,441

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$324

Three Months Ended March 31, 2009
Trading Securities
Beginning balance, January 1, 2009	$3,207
Total net losses (realized/unrealized)
Included in earnings	(114)
Included in other comprehensive income	—
Purchases	62,506
Sales	(62,561)

Ending balance, March 31, 2009	$3,038

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(105)

There were no transfers of securities in to, or out of, Level 3 financial assets during the three months ended March 31, 2010.

Long-term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	March 31, 2010	December 31, 2009
Long-term investments, at fair value:
Marketable equity securities	$365	$317

As of March 31, 2010 and December 31, 2009, the Company had investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with ASC 320, “Investments—Debt and Equity Securities”, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$388	$—	(23)	$365

	December 31, 2009
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$388	$—	(71)	$317

(1)	Duration of unrealized losses is less than 12 months.

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three months ended March 31, 2010 and 2009, the Company did not record any other-than-temporary impairment losses in the statement of operations relating to marketable equity securities. As of March 31, 2010, the Company held one marketable equity security in an unrealized loss position. Based on its recovery in value subsequent to quarter end, the Company does not consider this investment to be other than temporarily impaired.

There were no sales of marketable equity securities during the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $1,502.

Trading Securities and Securities Sold but Not Yet Purchased, at Fair Value

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	March 31, 2010		December 31, 2009
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities and exchange-traded funds	$29,270	$51,389	$35,941	$35,530
Listed options	1,245	4,756	4,086	1,098
Convertible and fixed income debt instruments	94,267	20,374	54,451	15,041

	$124,782	$76,519	$94,478	$51,669

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

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	March 31, 2010	December 31, 2009
Non-public equity securities	$45,157	$33,662
Investment funds	6,632	9,329
Other	312	312

	$52,101	$43,303

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, the Company received $8,507 from sales of, or distributions from, non-public equity securities, resulting in gross gains of $3. During the three months ended March 31, 2009, the Company received $149 from sales of, or distributions from, non-public equity securities, resulting in gross gains of $78.

During the three months ended March 31, 2010, the Company received $3,304 from the redemption of investments in several investment funds. During the three months ended March 31, 2009, the Company received $808 from the redemption of investments in several investment funds.

3.	Income Taxes:

During the three months ended March 31, 2010 and 2009, the Company recorded tax (benefit)/provision of $(16,279) and $609, respectively. The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were 66.3% and (3.9%), respectively. The effective tax rates for the three months ended March 31, 2010 and 2009 differed from the statutory tax rates primarily due to the full valuation allowance on the deferred tax benefit of the book losses incurred in these periods and the expected tax liability related to domestic operations due to the Company’s projected taxable income for the years that will be subject to regular or alternative minimum tax. The Company’s effective tax rate for the three months ended March 31, 2009 also reflected the expected tax benefit of federal and state net operating losses from 2008.

As of March 31, 2010, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBR Capital Markets International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2010, FBR & Co. had net capital of $24,513, which was $22,605 in excess of its required net capital of $1,908. As of March 31, 2010, FBRIL had net capital in excess of required amounts.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three months ended March 31, 2010 and 2009, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	64,024	64,024	59,119	59,119
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	64,024	64,024	59,119	59,119

Net loss applicable to common stock	$(8,262)	$(8,262)	$(16,167)	$(16,167)

Net loss per common share	$(0.13)	$(0.13)	$(0.27)	$(0.27)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Number of anti-dilutive stock options, unvested restricted stock and unvested RSUs, end of period (in thousands)	22,059	16,651

6.	Commitments and Contingencies:

As of March 31, 2010, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. FBR & Co. subsequently moved for entry of a final judgment in its favor. The plaintiffs have opposed that motion and have filed a motion seeking clarification of the Court’s dismissal order. The plaintiffs contend that the District Court’s dismissal order is, or should be, without prejudice, and that they should be permitted to file an amended complaint that attempts to re-plead dismissed claims. The Court has yet to rule on FBR & Co.’s motion for entry of final judgment, the plaintiffs’ motion for clarification, or the plaintiffs’ expressed interest in filing an amended complaint. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

7.	Shareholders’ Equity:

Share Repurchases

During the three months ended March 31, 2010, the Company repurchased 2,159,822 shares of its common stock in open market transactions at a weighted average share price of $5.43 per share for a total cost of $11,718. As a result of the repurchases during the three months ended March 31, 2010, the Company has remaining authority to repurchase 1,259,063 additional shares under the Board of Directors’ direction of October 6, 2008.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2010 and 2009, the Company recognized compensation expense of $255 and $320, respectively.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase either 25,000 shares or 50,000 shares. The Company has offered to provide a full recourse loan to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company will grant two options (three options in the case of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR Capital Markets Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the three months ended March 31, 2010, participants purchased 66,635 shares for an aggregate purchase price of $382. As of March 31, 2010, the Company had loans outstanding to participants of $562.

Stock Compensation Plans

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (“FBR Capital Markets Long-Term Incentive Plan”)

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended
	March 31, 2010	March 31, 2009
Stock options	$1,039	$1,150
Restricted shares	$1,122	$1,083
RSUs	$2,780	$1,758

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2010
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	900,270	—	2,215,605
Weighted-average grant date fair value per share	$2.52	$—	$5.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company has been publicly-traded, the Company has not based its volatility assumption solely on historical data. The Company has used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate is based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the award is based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company uses this methodology for determining expected life as the Company does not have sufficient historical data to estimate an expected life as a majority of the initial stock options issued by the Company since its inception became exercisable in the current year. The dividend yield is based on the expected dividend payout over the expected life of the award. The following weighted average assumptions used for options granted for the period indicated:

Three Months Ended March 31, 2010
Volatility	45.0%
Risk-free interest rate	2.57%
Expected life	5.7 years
Dividend yield	—

The fair value of each RSU with a market condition is estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations is similar to those described above for stock options. The assumptions used for 76,000 RSUs granted during the three months ended March 31, 2010 were a volatility of 45.0%, risk-free interest rate of 1.43%, and an expected term based on the applicable service condition. No RSUs with a market condition were issued during the three months ended March 31, 2009.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and weighted average vesting period in which the expense will be recognized:

	As of March 31, 2010
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$9,615	$4,872	$31,916
Unvested awards	5,525,353	1,172,668	9,449,506
Weighted average vesting period	3.4 years	1.9 years	3.5 years

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

Three Months Ended March 31, 2010
RSU issuances	983,694
Aggregate grant date fair value	$5,942

8.	Related Party Transactions:

In October 2009, Arlington Asset Investment Corp. (“Arlington Asset”) and related affiliates (collectively, the Company’s former majority shareholder), sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. As a result of this sale, Arlington Asset no longer maintains an ownership interest in the Company. Subsequent to this sale, the Company’s relationship with Arlington Asset has been limited to subleasing certain office space to Arlington Asset at a market rate. The paragraphs that follow provide additional detail regarding our historical relationship with Arlington Asset, including amounts reflected in our 2009 financial statements.

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

This services agreement was terminated in connection with the Repurchase Agreement in May 2009 and replaced by a transition services agreement pursuant to which the Company agreed to provide Arlington Asset certain services for a fixed dollar amount. The services that the Company agreed to provide included the following: employee benefit services, human resources and financial related services, data and network services and infrastructure, and facilities services, in each case subject to reductions in services (and associated costs) as requested by Arlington Asset. Arlington Asset agreed to use all commercially reasonable efforts to transition away from the services provided by the Company as soon as practicable and, in any event, no later than one year after the date of agreement. As of December 31, 2009, all such services had been transitioned between the entities.

In connection with the services agreement, during the three months ended March 31, 2009, the Company’s operating expenses are reported net of $210 representing overhead costs allocated to Arlington Asset.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the three months ended March 31, 2010 and 2009, the Company recognized $250 and $236, respectively, of expense associated with this agreement.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates, including private equity and hedge funds, totaled $462 and $567 as of March 31, 2010 and December 31, 2009, respectively.

9.	Segment Information:

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $2,949 and $2,769 for the three months ended March 31, 2010 and 2009, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended March 31, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$11,145	$—	$—	$11,145
Institutional brokerage	27,530	—	—	27,530
Asset management fees	—	3,328	—	3,328
Net investment income	—	—	2	2
Net interest income, dividends and other	397	5	1,810	2,212

Total	39,072	3,333	1,812	44,217

Operating Expenses:
Variable	19,812	1,799	31	21,642
Fixed	43,772	2,866	478	47,116

Total	63,584	4,665	509	68,758

Pre-tax (loss) income	$(24,512)	$(1,332)	$1,303	$(24,541)

Compensation and benefits:
Variable	$13,594	$1,013	$27	$14,634
Fixed	26,320	1,506	284	28,110

Total	$39,914	$2,519	$311	$42,744

	Three Months Ended March 31, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$7,898	$—	$—	$7,898
Institutional brokerage	39,562	—	—	39,562
Asset management fees	—	2,927	—	2,927
Net investment loss	—	—	(1,447)	(1,447)
Net interest income, dividends and other	221	112	378	711

Total	47,681	3,039	(1,069)	49,651

Operating Expenses:
Variable	19,116	2,023	4	21,143
Fixed	39,906	3,660	500	44,066

Total	59,022	5,683	504	65,209

Pre-tax loss	$(11,341)	$(2,644)	$(1,573)	$(15,558)

Compensation and benefits:
Variable	$14,564	$553	$—	$15,117
Fixed	20,157	1,724	—	21,881

Total	$34,721	$2,277	$—	$36,998

10.	Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) required additional disclosure requirements for fair value measurements under ASC 820. The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements. Previous disclosure requirements allowed for the net presentation of these activities within a single item on the reconciliation. The adoption did not have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued changes to the guidance for variable interest entities. These changes are to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These changes are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. In January 2010, the FASB issued a deferral of these requirements for asset managers that are not obligated to fund significant losses incurred by the variable interest entities. The adoption of these changes did not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR Capital Markets Corporation and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year fiscal ended December 31, 2009.

Business Environment

We expect to see improving trends in the financial markets in 2010. However, as previously disclosed, we also expect economic conditions to remain challenging and volatile throughout the year as demonstrated in the first quarter of 2010. During the first quarter of 2010, our ability to complete investment banking transactions continued to be negatively affected by uncertainty in the capital markets and regulatory environments as a result of several factors, which include the lapsing in the current year of certain governmental initiatives implemented in 2009 to support the economy and proposed legislation currently being debated that impacts the financial services industry.

While it is difficult to anticipate the duration and extent of any continued strength in financial markets, we believe that trends in middle market advisory and capital raising activity will continue to improve during 2010. We expect that transaction volumes across capital markets sectors could remain at low levels when compared to previous recoveries.

Executive Summary

For the three months ended March 31, 2010, our total revenues, net of interest expense, were $44.2 million and our net loss was $8.3 million, compared to total net revenues of $49.7 million and a net loss of $16.2 million for the three months ended March 31, 2009. Included in the 2010 net loss is a $16.3 million tax benefit as compared to a $0.6 million tax provision in 2009. Our interim tax (benefit) provision is recorded pursuant to the requirements of ASC 740, which prescribes an estimated tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income. The following is an analysis of our operating results by segment for the three months ended March 31, 2010 and 2009.

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

	Three Months Ended March 31,
	2010	2009
Revenues, net of interest expense:
Investment banking	$11,145	$7,898
Institutional brokerage	27,530	39,562
Net interest income, dividends and other	397	221

Total	39,072	47,681

Operating Expenses:
Variable	19,812	19,116
Fixed	43,772	39,906

Total	63,584	59,022

Pre-tax loss	$(24,512)	$(11,341)

The pre-tax loss from our capital markets segment increased from $11.3 million for the three months ended March 31, 2009 to a pre-tax loss of $24.5 million for the three months ended March 31, 2010. The increase in pre-tax loss is primarily attributable to a $12.1 million decrease in our institutional brokerage revenues, which decreased to $27.5 million for the three months ended March 31, 2010 as compared to $39.6 million for the three months ended March 31, 2009. This decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by revenues from our credit and listed-options trading desks in the first quarter of 2010 following the launch of those two businesses during the second half of 2009. The decrease in convertible securities and equities trading revenue was primarily the result of decreased volume and volatility in the equity markets. The decrease in institutional brokerage revenues was partially offset by an increase in investment banking revenues to $11.1 million for the three months ended March 31, 2010 as compared to $7.9 million for the three months ended March 31, 2009, which reflects a higher volume of capital raising activity. Fixed expenses increased $3.9 million, or 9.8%, in 2010, attributable to an increase in compensation, which reflects the addition of senior employees to our investment banking group, our acquisition of Watch Hill Partners, LLC in August 2009, and the expansion of our trading platform noted above. Variable expenses increased $0.7 million, or 3.7%, in 2010 reflecting increased investment banking activity.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 15.4% to $1.5 billion at March 31, 2010 from $1.3 billion at December 31, 2009 and 36.4% from $1.1 billion at March 31, 2009. The increase from December 2009 in the mutual fund assets under management is primarily the result of net inflows of $95.6 million which included the addition of assets from the acquisition of the mutual fund operations of the Armed Forces Benefits Association 5Star Funds, combined with a 6% increase due to the positive performance of our mutual funds during the quarter. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended March 31,
	2010	2009
Revenues, net of interest expense:
Asset management fees	$3,328	$2,927
Other	5	112

Total	3,333	3,039

Operating Expenses:
Variable	1,799	2,023
Fixed	2,866	3,660

Total	4,665	5,683

Pre-tax loss	$(1,332)	$(2,644)

The pre-tax loss from our asset management segment decreased to $1.3 million in the first quarter of 2010 compared to a pre-tax loss of $2.6 million in the first quarter of 2009. The decrease in pre-tax loss was a result of decreases in both variable and fixed operating expenses, as well as increased asset management fees. The decreases in fixed and variable expenses were the result of non-compensation cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009 and a reduction in employees associated with the elimination of our private client group in May 2009. The increase in asset management fees was a direct result of an increase in our average assets under management during the first quarter of 2010 as compared to the first quarter of 2009.

The following table provides details relating to our assets under management (dollars in millions):

	March 31, 2010		December 31, 2009
	Gross(1)	Net(2)	Gross(1)	Net(2)
Mutual funds:
Equity	$1,388.1	$1,382.6	$1,325.9	$1,317.9
Balanced and fixed income	115.0	114.6	—	—
Private equity and hedge funds	7.6	6.8	10.1	9.3

Total	$1,510.7	$1,504.0	$1,336.0	$1,327.2

(1)	Gross assets under management represent the amount of actual gross assets of our mutual funds and proprietary investment partnerships, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of March 31, 2010, our principal investing activity consists primarily of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues, net of interest expense:
Net investment income (loss)	$2	$(1,447)
Net interest income, dividends and other	1,810	378

Total	1,812	(1,069)

Operating Expenses:
Variable	31	4
Fixed	478	500

Total	509	504

Pre-tax income (loss)	$1,303	$(1,573)

The pre-tax income from our principal investing segment increased to $1.3 million for the three months ended March 31, 2010 compared to pre-tax loss of $1.6 million for the three months ended March 31, 2009. The change in pre-tax income is primarily attributable to the change in net investment income (loss), as well as an increase in dividend income. During the first quarter of 2009, we sold $454.3 million of mortgage-backed security positions and related hedging assets held as of December 31, 2008 and retired the repurchase agreements financing these positions resulting in net losses of $1.0 million, with no comparable activity in the first quarter of 2010. In addition, we earned $1.8 million in dividends from one investment in our merchant banking portfolio during the three months ended March 31, 2010 with no comparable dividends received in the same period of 2009.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $52.5 million as of March 31, 2010. Of this total, $45.7 million was held in the merchant banking portfolio, $6.6 million was held in investment funds, and $0.2 million was held in other long-term investments.

The following table provides additional detail regarding our merchant banking and other long-term investments as of March 31, 2010 (dollars in thousands):

	March 31, 2010
	Number of Shares	Original Cost Basis/ Principal	Adjusted Basis(1)	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking-marketable equity securities:
Cohen & Company, Inc	64,768	$388	$388	$365

Total long-term investments, at fair value		$388	$388	$365

Other long-term investments:
Merchant banking—non-public securities:
Cohen & Company, Inc. (Note) (2)	n/a	$312	$312	$312
Diana Containerships, Inc. (2)	709,220	10,000	10,000	10,000
Ellington Financial LLC(2)	1,438,750	27,049	21,581	21,581
NBH Holdings, Inc(3)	601,071	11,495	11,495	11,495
Thunderbird Resorts, Inc. (2)	1,249,914	10,722	1,875	1,875

Total		$59,578	$45,263	$45,263

Investment funds				6,632
Other investments				206

Total other long-term investments				$52,101

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges, if any.
(2)	As of March 31, 2010, these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(3)	As of March 31, 2010, the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net loss decreased from $16.2 million in the first quarter of 2009 to a net loss of $8.3 million in the first quarter of 2010. The decrease in net loss was primarily the result of a $16.3 million tax benefit in the first quarter of 2010 compared to a $0.6 million tax provision in the first quarter of 2009. Pre-tax loss increased from $15.6 million in the first quarter of 2009 to $24.5 million in the first quarter of 2010. The increase in pre-tax loss was primarily the result of the performance of our capital markets segment where, as a result of decreased revenues and an increase in costs related to the expansion of our investment banking and institutional brokerage groups, pre-tax loss increased from $11.3 million during the first quarter of 2009 to $24.5 million during the first quarter of 2010. Pre-tax income from our principal investing segment changed from a $1.6 million pre-tax loss during the first quarter of 2009 to $1.3 million of pre-tax income during the first quarter of 2010, reflecting an increase in net investment and dividend income for the first quarter of 2010 as compared to the same period in 2009. The pre-tax loss from our asset management segment decreased from $2.6 million during the first quarter of 2009 to $1.3 million during the first quarter of 2010 due to decreased fixed and variable expenses, as well as an increase in revenues.

Our net revenues decreased 11.1% from $49.7 million during the first quarter of 2009 to $44.2 million during the first quarter of 2010 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased 79.1% from $4.3 million in the first quarter of 2009 to $7.7 million in the first quarter of 2010. Our revenues from private placements during the first quarter of 2010 were $4.8 million compared to $4.2 million during the first quarter of 2009. Also, our aggregate transaction value on public offerings increased from the first quarter of 2009 to the first quarter of 2010.

Advisory revenues decreased 5.6% from $3.6 million in the first quarter of 2009 to $3.4 million generated in the first quarter of 2010. We completed three assignments in the first quarter of 2009 as compared to four assignments in the first quarter of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 30.7% from $39.7 million in the first quarter of 2009 to $27.5 million in the first quarter of 2010. The decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by revenues from our credit and listed-options trading desks in the first quarter of 2010 following the launch of these two businesses during the second half of 2009. The decrease in convertible securities and equities trading revenue was primarily the result of decreased volume and volatility in the equity markets.

Asset management fees increased 13.8% from $2.9 million in the first quarter of 2009 to $3.3 million in the first quarter of 2010. The increase is primarily attributable to an increase in average mutual fund assets under management.

Net investment loss was $1.4 million in the first quarter of 2009 compared to net investment income of $2 thousand in the first quarter of 2010. The net investment loss for the first quarter of 2009 includes $1.0 million of net realized losses on the sale of mortgage-backed securities.

Net interest income, dividends and other revenues increased from $0.9 million in the first quarter of 2009 to $2.2 million in the first quarter of 2010. This increase is primarily attributable to a $1.8 million dividend received on one of our merchant banking investments in the first quarter of 2010, partially offset by a reduction in net interest income as a result of the sale of our mortgage-backed securities positions in the first quarter of 2009.

Total non-interest expenses increased 5.5% from $65.2 million in the first quarter of 2009 to $68.8 million in the first quarter of 2010. This increase was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses increased 15.4% from $37.0 million in the first quarter of 2009 to $42.7 million in the first quarter of 2010. This increase is primarily due to a $6.2 million increase in fixed compensation reflecting the effects of the addition of senior employees in our investment banking group, our acquisition of Watch Hill Partners, LLC in August 2009, and the expansion of our trading platform noted above.

Professional services expenses decreased 8.9% from $4.5 million in the first quarter of 2009 to $4.1 million in the first quarter of 2010 primarily due to decreased sub-advisory fees related to our management of mutual funds, along with decreased costs related to consultants. The reduction in sub-advisory fees is the result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009. Partially offsetting these decreases, expenses related to investment banking transactions increased primarily due to increased pipeline activity in the first quarter of 2010.

Business development expenses increased 8.3% from $3.6 million in the first quarter of 2009 to $3.9 million in the first quarter of 2010. This increase is primarily the result of increased costs associated with our investment banking transactions, offset by a decrease in costs associated with our involvement in what had been known as the PGA Tour’s FBR Open in 2009.

Clearing and brokerage fees increased 3.0% from $3.3 million in the first quarter of 2009 to $3.4 million in the first quarter of 2010. The increase is primarily due to the initiation of non-exchange traded product lines with higher clearing costs during the second half of 2009, as well as increased costs related to our equity trading activities.

Occupancy and equipment expenses decreased 18.8% from $8.0 million in the first quarter of 2009 to $6.5 million in the first quarter of 2010. The decrease in occupancy costs is a result of facility right-sizing initiatives along with other cost reduction initiatives over the past two years.

Communications expenses decreased 7.7% from $5.2 million in the first quarter of 2009 to $4.8 million in the first quarter of 2010. The decrease in these expenses is primarily due to the effects of cost reduction initiatives over the past two years and decreased costs related to market data and customer trading services.

Other operating expenses decreased 5.6% from $3.6 million in the first quarter of 2009 to $3.4 million in the first quarter of 2010. The decrease in expenses is primarily due to a decrease in corporate insurance costs partially offset by an increase in 12b-1 fees, which is a by-product of increased assets under management.

Income taxes changed from a $0.6 million tax provision in the first quarter of 2009 to a $16.3 million tax benefit in the first quarter of 2010. Our quarterly income tax provision is computed pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 66.3% in the first quarter of 2010. This rate differed from statutory tax rates due to a full valuation allowance on the deferred tax benefits of book losses in both the U.S. and U.K.and the projected tax liability related to domestic operations in 2010. In comparison, our effective rate was (3.9%) in the first quarter of 2009. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefits of book losses in both the U.S. and U.K. and the projected alternative minimum tax liability related to domestic operations in 2009. The Company believes there is potential for volatility in its 2010 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing funding for investments, and for other general business purposes. Regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in our operating businesses), proceeds from sales of securities, internally generated funds, dividends on equity securities that we own, equity capital contributions, and credit provided by margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of March 31, 2010, our cash and cash equivalents totaled $171.3 million representing a net decrease of $104.2 million for the three months ended March 31, 2010. The decrease is attributable to $92.1 million of cash used in operating activities and $11.5 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $38.3 million during the first three months of 2009, compares to $92.1 million of cash used in operating activities during the first three months of 2010. The cash used in operating activities for the first quarter of 2010 reflects increased capital investment in our trading businesses and our payment of previously accrued compensation associated with prior year operating results.

Net cash provided by investing activities of $453.5 million during the first three months of 2009 compares to net cash used in investing activities of $0.6 million during the first three months of 2010, reflecting the difference in investing activity during the periods. The first quarter of 2009 activity reflects the sale of the remaining mortgage-backed securities held at December 31, 2008, while the first quarter of 2010 activity reflects the purchase and sale of certain merchant banking investments.

Net cash used in financing activities of $416.0 million during the first three months of 2009, compares to net cash used in financing activities of $11.5 million during the first three months of 2010. The 2009 activity reflects the sale of mortgage-backed securities and repayment of related repurchase agreement financings, and the 2010 activity represents the repurchase of 2.2 million shares of our common stock.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $171.3 million at March 31, 2010) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of March 31, 2010 and December 31, 2009, our liabilities totaled $208.5 million and $236.8 million, respectively, which resulted in a leverage ratio (liabilities to equity) of 0.7 to 1 for both periods. The decrease in total liabilities reflects a decrease in accrued compensation and benefits, partially offset by an increase in securities sold, but not yet purchased.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At March 31, 2010, we had no outstanding borrowings.

Assets

As of March 31, 2010, our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes, long-term investments and due from brokers, dealers and clearing organizations. As of March 31, 2010 and December 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $171.3 million and $275.5 million, respectively.

The decrease in our total assets to $518.4 million as of March 31, 2010 compared to $556.3 million as of December 31, 2009, is primarily the result of the decrease in cash and cash equivalents, partially offset by the addition of $34.1 million of trading-related assets associated with our convertible securities and credit-related trading activities.

As of March 31, 2010, our $52.5 million of long-term investments primarily consist of investments in non-public equity securities and investments in our own mutual funds. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost, for impairment. If and when we determine that a decline in fair value less than our carrying value is “other-than-temporary”, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other-than-temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $94.3 million and $78.4 million, respectively, as of March 31, 2010. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2010, FBR & Co. had total regulatory net capital of $24.5 million, which exceeded its required net capital of $1.9 million by $22.6 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

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

Value at Risk. We calculate VaR for our trading businesses using a historical simulation model that isolates various risk elements associated with each of our trading positions over a one-day time horizon and at a 95% confidence level. The simulation is based on data for the previous twelve months. This approach assumes that historical changes in market values are representative of future changes.

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at March 31, 2010 was approximately $581 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the three months ended March 31, 2010. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the three months ended March 31, 2010 was $214 thousand. Over the same period, the worst one-day trading revenues were $156 thousand which is below the $835 thousand daily trading loss implied by the average one-day VaR for the first quarter of 2010.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2010. The fair value of the $29.3 million of trading portfolio equity securities held would increase or decrease to $32.2 million and $26.4 million, respectively, and the fair value of the $52.5 million of long-term investments would increase or decrease to $57.8 million and $47.3 million respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2010 and December 31, 2009, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2010 and 2009, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2010, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2010, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits and arbitrations relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBR & Co. is required to make as a result of litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. FBR & Co. subsequently moved for entry of a final judgment in its favor. The plaintiffs have opposed that motion and have filed a motion seeking clarification of the Court’s dismissal order. The plaintiffs contend that the District Court’s dismissal order is, or should be, without prejudice, and that they should be permitted to file an amended complaint that attempts to re-plead dismissed claims. The Court has yet to rule on FBR & Co.’s motion for entry of final judgment, the plaintiffs’ motion for clarification, or the plaintiffs’ expressed interest in filing an amended complaint. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition, results of operations, or liquidity.

In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and self regulatory organizations involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect its financial condition, operating results and liquidity.

Item 1A.	Risk Factors

As of March 31, 2010, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the first quarter of 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	—	$—	—	3,418,885
February 1 to February 28, 2010	632,900	5.30	632,900	2,785,985
March 1 to March 31, 2010	1,526,922	5.48	1,526,922	1,259,063

Total	2,159,822	$5.43	2,159,822	1,259,063

(1)	As announced on October 7, 2008, on October 6, 2008 the Board of Directors of the Company adopted a directive allowing for the repurchase of up to 10,000,000 shares. As a result of the repurchases made through March 31, 2010, the Company has remaining authority to repurchase up to 1,259,063 additional shares.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
10.1	Form of LTIP RSU Award Agreement.(1)

10.2	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(1)

10.3	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(1)

10.4	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(1)

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: May 10, 2010	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2010	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)