Form 10-Q
period 2010-06-30
FBR CAPITAL MARKETS CORP
filed 2010-08-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2010 was 61,957,152 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$187,843	$275,506
Receivables:
Investment banking	9,875	4,846
Asset management fees	1,012	958
Due from affiliates	666	567
Other	6,103	9,380
Investments:
Trading securities, at fair value	102,368	94,478
Long-term investments, at fair value	160	317
Other long-term investments	59,155	43,303
Due from brokers, dealers and clearing organizations	32,128	96,477
Goodwill	5,882	5,882
Intangible assets, net	2,815	2,542
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	13,859	15,172
Prepaid expenses and other assets	12,674	6,897

Total assets	$434,540	$556,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold but not yet purchased, at fair value	$54,319	$51,669
Accrued compensation and benefits	30,360	72,537
Accounts payable, accrued expenses and other liabilities	24,782	22,452
Due to brokers, dealers and clearing organizations	36,643	90,168

Total liabilities	146,104	236,826

Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 61,842,248 and 64,064,784 shares issued and outstanding, respectively	62	64
Additional paid-in capital	421,380	429,052
Employee stock loan receivable, including accrued interest (120,950 and 57,500 shares, respectively)	(726)	(391)
Restricted stock units	30,915	19,979
Accumulated other comprehensive loss	(32)	(71)
Accumulated deficit	(163,163)	(129,134)

Total shareholders’ equity	288,436	319,499

Total liabilities and shareholders’ equity	$434,540	$556,325

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues:
Investment banking:
Capital raising	$37,421	$4,273
Advisory	3,022	4,383
Institutional brokerage:
Principal transactions	2,678	9,852
Agency commissions	21,606	23,824
Asset management fees	3,815	3,232
Net investment income	46	1,369
Interest income, dividends and other	1,118	395

Total revenues	69,706	47,328
Interest expense	—	—

Revenues, net of interest expense	69,706	47,328

Non-Interest Expenses:
Compensation and benefits	51,291	35,553
Professional services	7,550	4,587
Business development	3,921	2,598
Clearing and brokerage fees	3,685	3,760
Occupancy and equipment	6,129	7,803
Communications	5,371	5,192
Impairment of intangible assets	—	5,350
Other operating expenses	3,914	4,125

Total non-interest expenses	81,861	68,968

Loss before income taxes	(12,155)	(21,640)
Income tax provision	13,612	104

Net loss	$(25,767)	$(21,744)

Basic loss per share	$(0.41)	$(0.40)

Diluted loss per share	$(0.41)	$(0.40)

Weighted average shares outstanding:
Basic (in thousands)	62,957	54,391

Diluted (in thousands)	62,957	54,391

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues:
Investment banking:
Capital raising	$45,132	$8,572
Advisory	6,456	7,982
Institutional brokerage:
Principal transactions	10,548	21,170
Agency commissions	41,266	52,176
Asset management fees	7,143	6,159
Net investment income (loss)	48	(78)
Interest income, dividends and other	3,330	1,250

Total revenues	113,923	97,231
Interest expense	—	252

Revenues, net of interest expense	113,923	96,979

Non-Interest Expenses:
Compensation and benefits	94,035	72,551
Professional services	11,653	9,128
Business development	7,772	6,229
Clearing and brokerage fees	7,067	7,057
Occupancy and equipment	12,621	15,760
Communications	10,138	10,353
Impairment of intangible assets	—	5,350
Other operating expenses	7,333	7,749

Total non-interest expenses	150,619	134,177

Loss before income taxes	(36,696)	(37,198)
Income tax (benefit) provision	(2,667)	713

Net loss	$(34,029)	$(37,911)

Basic loss per share	$(0.54)	$(0.67)

Diluted loss per share	$(0.54)	$(0.67)

Weighted average shares outstanding:
Basic (in thousands)	63,489	56,741

Diluted (in thousands)	63,489	56,741

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances at December 31, 2008	59,792	$60	$396,059	$—	$9,309	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	—	(27,651)	(27,651)	$(27,651)
Contribution from FBR TRS Holdings, Inc	—	—	34	—	—	—	—	34
Issuance of common stock, net of forfeitures	20,940	21	100,852	(391)	(1,540)	—	—	98,942
Repurchase of common stock	(16,667)	(17)	(73,455)	—	—	—	—	(73,472)
Stock compensation expense for options granted to purchase common stock	—	—	5,562	—	—	—	—	5,562
Issuance of restricted stock units	—	—	—	—	12,210	—	—	12,210
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	147	—	147	147

Comprehensive loss									$(27,504)

Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(34,029)	(34,029)	$(34,029)
Issuance of common stock, net of forfeitures	545	—	4,039	(335)	(545)	—	—	3,159
Repurchase of common stock	(2,768)	(2)	(14,272)	—	—	—	—	(14,274)
Stock compensation expense for options granted to purchase common stock	—	—	2,561	—	—	—	—	2,561
Issuance of restricted stock units	—	—	—	—	11,481	—	—	11,481
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	39	—	39	39

Comprehensive loss									$(33,990)

Balances at June 30, 2010	61,842	$62	$421,380	$(726)	$30,915	$(32)	$(163,163)	$288,436

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(34,029)	$(37,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,014	5,624
Stock compensation	11,025	9,300
Net investment (income) loss from long-term and mortgage-backed securities	(48)	78
Impairment of intangible assets	—	5,350
Other	791	574
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	64,349	(12,174)
Investment banking	(5,833)	(3,041)
Asset management fees	(54)	133
Affiliates	(99)	2,328
Interest, dividends and other	3,329	19,685
Trading securities, at fair value	(10,365)	(28,420)
Prepaid expenses and other assets	(5,777)	3,187
Changes in operating liabilities:
Trading securities sold but not yet purchased, at fair value	9,880	15,799
Accrued compensation and benefits	(36,230)	(16,967)
Accounts payable, accrued expenses and other liabilities	695	(3,859)
Brokers, dealers and clearing organizations	(53,525)	4,704

Net cash used in operating activities	(51,877)	(35,610)

Cash flows from investing activities:
Receipt of principal payments on mortgage-backed securities	—	2,441
Proceeds from sales of mortgage-backed securities	—	450,396
Purchases of long-term investments	(32,469)	—
Proceeds from sales of and distributions from investments	19,559	7,633
Securities sold but not yet purchased, net	(7,446)	—
Purchases of furniture, equipment, software, and leasehold improvements	(2,485)	(211)
Acquisition of net assets	(488)	—

Net cash (used in) provided by investing activities	(23,329)	460,259

Cash flows from financing activities:
Repayments of repurchase agreements, net	—	(416,037)
Repurchases of common stock	(14,274)	(73,561)
Proceeds from sales of common stock	1,817	90,616

Net cash used in financing activities	(12,457)	(398,982)

Net (decrease) increase in cash and cash equivalents	(87,663)	25,667
Cash and cash equivalents, beginning of period	275,506	207,801

Cash and cash equivalents, end of period	$187,843	$233,468

Supplemental Cash Flow Information:
Cash payments for interest	$—	$255
Cash payments for taxes	$5,088	$18

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of June 30, 2010 and December 31, 2009. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2010	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$160	$160	$—	$—

Trading securities, at fair value:
Marketable and non-public equity securities	$13,457	$13,306	$—	$151
Listed options	1,285	1,285	—	—
Convertible and fixed income debt instruments	87,626	—	87,623	3

Total	$102,368	$14,591	$87,623	$154

Securities sold but not yet purchased, at fair value:
Marketable equity securities and exchange-traded funds	$26,487	$26,487	$—	$—
Listed options	4,458	4,458	—	—
Convertible and fixed income debt instruments	23,374	—	23,374	—

Total	$54,319	$30,945	$23,374	$—

As of June 30, 2010, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $154, or 0.04% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009. Realized and unrealized gains (losses) on trading securities are included in “principal transactions” in the statement of operations. As of June 30, 2010 and 2009, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Three Months Ended June 30,
	2010	2009
Beginning balance, April 1	$9,441	$3,038
Total net losses (realized/unrealized)
Included in earnings	49	112
Included in other comprehensive income	—	—
Purchases	52,942	4,509
Sales	(62,278)	(5,545)

Ending balance, June 30	$154	$2,114

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$8	$(51)

	Six Months Ended June 30,
	2010	2009
Beginning balance, January 1	$15,481	$3,207
Total net losses (realized/unrealized)
Included in earnings	(90)	(2)
Included in other comprehensive income	—	—
Purchases	124,621	67,015
Sales	(139,858)	(68,106)

Ending balance, June 30	$154	$2,114

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$(156)

There were no transfers of securities in to, or out of, Level 3 financial assets during the three and six months ended June 30, 2010.

Long-term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	June 30, 2010	December 31, 2009
Long-term investments, at fair value:
Marketable equity securities	$160	$317

As of June 30, 2010 and December 31, 2009, the Company had investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with ASC 320, “Investments—Debt and Equity Securities”, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$192	$—	(32)	$160

	December 31, 2009
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$388	$—	(71)	$317

(1)	Duration of unrealized losses is less than 12 months.

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three and six months ended June 30, 2010 and 2009, the Company did not record any other-than-temporary impairment losses in the statement of operations relating to marketable equity securities. As of June 30, 2010, the Company held one marketable equity security in an unrealized loss position. Based on the limited duration of the unrealized loss and consideration of market activity during the three months ended June 30, 2010, the Company does not consider this investment to be other-than-temporarily impaired as of June 30, 2010.

During the three and six months ended June 30, 2010, the Company received $206 from sales of marketable equity securities resulting in gross gains of $10. During the three and six months ended June 30, 2009, the Company received $731 from sales of marketable equity securities resulting in gross gains of $57.

During the three and six months ended June 30, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $1,502.

Trading Securities and Securities Sold but Not Yet Purchased, at Fair Value

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	June 30, 2010		December 31, 2009
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities and exchange-traded funds	$13,457	$26,487	$35,941	$35,530
Listed options	1,285	4,458	4,086	1,098
Convertible and fixed income debt instruments	87,626	23,374	54,451	15,041

	$102,368	$54,319	$94,478	$51,669

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

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	June 30, 2010	December 31, 2009
Non-public equity securities	$57,654	$33,662
Investment funds	1,184	9,329
Note receivable	317	312

	$59,155	$43,303

The Company evaluated its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the three and six months ended June 30, 2010 and 2009.

During the three and six months ended June 30, 2010, the Company received $623 and $9,130, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $176 and $179, respectively. During the three and six months ended June 30, 2009, the Company received $1,598 and $1,747, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $175 and $324, respectively.

During the three and six months ended June 30, 2010, the Company received $4,919 and $8,223, respectively, from the redemption of investments in investment funds. During the three and six months ended June 30, 2009, the Company received $4,346 and $5,154, respectively, from the redemption of investments in investment funds.

3.	Income Taxes:

During the three and six months ended June 30, 2010, the Company recorded a tax provision of $13,612 and a tax benefit of $(2,667), respectively. During the three and six months ended June 30, 2009, the Company recorded tax provisions of $104 and $713, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2010 were (112.0%) and 7.3%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2009 were (0.5%) and (1.9%), respectively. The effective tax rates for the three and six months ended June 30, 2010 and 2009 differed from the statutory tax rates primarily due to the full valuation allowance on the deferred tax benefit of the book losses incurred in these periods and as a result of the benefit of tax losses expected to be realized in these periods. Also, the Company’s effective tax rate for the three months ended June 30, 2010 reflects a change in the estimated effective tax rate for the full year from the first quarter of 2010 based on changes in the Company’s forecasted annual taxable and book income.

As of June 30, 2010, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBR Capital Markets International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2010, FBR & Co. had net capital of $42,630, which was $38,987 in excess of its required net capital of $3,643. As of June 30, 2010, FBRIL had net capital in excess of required amounts.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and six months ended June 30, 2010 and 2009, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	62,957	62,957	54,391	54,391
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	62,957	62,957	54,391	54,391

Net loss applicable to common stock	$(25,767)	$(25,767)	$(21,744)	$(21,744)

Net loss per common share	$(0.41)	$(0.41)	$(0.40)	$(0.40)

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,489	63,489	56,741	56,741
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,489	63,489	56,741	56,741

Net loss applicable to common stock	$(34,029)	$(34,029)	$(37,911)	$(37,911)

Net loss per common share	$(0.54)	$(0.54)	$(0.67)	$(0.67)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Options—Employees and directors	8,904	6,801	8,904	6,801
Stock Options—Non-employee	3,256	3,102	3,256	3,102
Restricted Stock, unvested	854	1,444	854	1,444
Restricted Stock Units, unvested	9,309	6,194	9,309	6,194

	22,323	17,541	22,323	17,541

6.	Commitments and Contingencies:

As of June 30, 2010, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBR & Co. is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to the Company or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. On July 5, 2010, the District Court ruled that it would allow the plaintiffs to file a motion for leave to amend the complaint; the District Court is also allowing plaintiffs to file a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR will oppose those motions. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Share Repurchases

During the three and six months ended June 30, 2010, the Company repurchased 608,563 and 2,768,385 shares, respectively, of its common stock in open market transactions at a weighted average share price of $4.20 and $5.16 per share, respectively, for a total cost of $2,556 and $14,274, respectively. See subsequent events discussion in Note 11 regarding an increase in the Company’s share repurchase authorization subsequent to June 30, 2010.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2010, the Company recognized compensation expense of $22 and $277, respectively. For the three and six months ended June 30, 2009, the Company recognized compensation (credit) expense of $(71) and $249, respectively.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase either 25,000 shares or 50,000 shares. The Company has offered to provide a full recourse loan to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR Capital Markets Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the three and six months ended June 30, 2010, participants purchased 197,900 and 264,535 shares, respectively, for an aggregate purchase price of $904 and $1,286, respectively. As of June 30, 2010, the Company had loans outstanding to participants of $726, including accrued interest.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Stock options	$1,044	$1,513	$2,083	$2,663
Restricted shares	$698	$1,266	$1,820	$2,349
RSUs	$3,254	$2,204	$6,034	$3,962

The following table presents issuance activity related to grants of these awards for the periods indicated:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	613,260	—	295,839	1,513,530	—	2,511,444
Grant date fair value per share	$1.70	$—	$4.01	$2.19	$—	$5.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company has been publicly-traded, the Company has not based its volatility assumption solely on historical data. The Company has used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate is based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the award is based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company uses this methodology for determining expected life as the Company does not have sufficient historical data to estimate an expected life as a majority of the initial stock options issued by the Company since its inception became exercisable in the past year. The dividend yield is based on the expected dividend payout over the expected life of the award. The following weighted average assumptions used for options granted for the period indicated:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Volatility	45.0%	45.0%
Risk-free interest rate	2.27%	2.45%
Expected life	4.1 years	5.1 years
Dividend yield	—	—

The fair value of each RSU with a market condition is estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations is similar to those described above for stock options. The assumptions used for 76,000 RSUs with a market condition granted during the six months ended June 30, 2010 were a volatility of 45.0%, risk-free interest rate of 1.43% and an expected term based on the applicable service condition. No RSUs with a market condition were granted during the three months ended June 30, 2010. The assumptions used for 64,002 RSUs with a market condition granted during the three and six months ended June 30, 2009 were a volatility of 56.8%, risk-free interest rate of 1.89% and an expected term based on the applicable service condition.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2010
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$9,303	$3,289	$27,689
Unvested awards	5,745,862	853,950	9,309,120
Weighted average vesting period	3.2 years	1.6 years	3.3 years

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

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
RSU issuances	129,190	1,112,884
Aggregate grant date fair value	$611	$6,553

8.	Related Party Transactions:

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

Services Agreement

Under the services agreement with Arlington Asset, the Company was to provide or cause one or more of its subsidiaries to provide to Arlington Asset certain services, including various corporate overhead services, for fees based on costs incurred by the Company and its subsidiaries in providing the services. Similarly, Arlington Asset was to provide to the Company and its subsidiaries under the same services agreement certain services, including certain asset management services, for fees based on costs incurred by Arlington Asset in providing the services. The costs being allocated under each of these agreements primarily consisted of total compensation and benefits of the employees providing the services, professional services, including consulting and legal fees, and facility costs for the employees providing the services.

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

In connection with the services agreement, during the three and six months ended June 30, 2009, the Company’s operating expenses are reported net of $113 and $323, respectively, representing overhead costs allocated to Arlington Asset.

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

In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. Based on Crestview’s election, in June 2010, the Company issued 153,846 such options to Crestview Advisors, L.L.C. valued at $200. The remaining $800 of the 2010 strategic advisory fee will be payable in cash. During the three and six months ended June 30, 2010, the Company recognized $250 and $500, respectively, of expense associated with this agreement. During the three and six months ended June 30, 2009, the Company recognized $236 and $472, respectively, of expense associated with this agreement.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates, including private equity and hedge funds, totaled $666 and $567 as of June 30, 2010 and December 31, 2009, respectively.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $2,727 and $2,467 for the three months ended June 30, 2010 and 2009, respectively. The Company’s revenues from foreign operations totaled $5,676 and $5,236 for the six months ended June 30, 2010 and 2009, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended June 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$40,443	$—	$—	$40,443
Institutional brokerage	24,284	—	—	24,284
Asset management fees	—	3,815	—	3,815
Net investment income	—	—	46	46
Net interest income, dividends and other	607	5	506	1,118

Total	65,334	3,820	552	69,706

Operating Expenses:
Variable	28,258	1,924	(13)	30,169
Fixed	48,962	2,714	16	51,692

Total	77,220	4,638	3	81,861

Pre-tax (loss) income	$(11,886)	$(818)	$549	$(12,155)

Compensation and benefits:
Variable	$18,210	$1,100	$(13)	$19,297
Fixed	30,475	1,495	24	31,994

Total	$48,685	$2,595	$11	$51,291

	Three Months Ended June 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$8,657	$—	$—	$8,657
Institutional brokerage	33,444	—	—	33,444
Asset management fees	—	3,232	—	3,232
Net investment income	—	—	1,369	1,369
Net interest income, dividends and other	267	238	121	626

Total	42,368	3,470	1,490	47,328

Operating Expenses:
Variable	17,079	2,306	20	19,405
Fixed	40,913	3,017	283	44,213
Impairment of intangible assets	—	5,350	—	5,350

Total	57,992	10,673	303	68,968

Pre-tax (loss) income	$(15,624)	$(7,203)	$1,187	$(21,640)

Compensation and benefits:
Variable	$11,552	$453	$11	$12,016
Fixed	21,987	1,413	137	23,537

Total	$33,539	$1,866	$148	$35,553

	Six Months Ended June 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$51,588	$—	$—	$51,588
Institutional brokerage	51,814	—	—	51,814
Asset management fees	—	7,143	—	7,143
Net investment income	—	—	48	48
Net interest income, dividends and other	1,004	10	2,316	3,330

Total	104,406	7,153	2,364	113,923

Operating Expenses:
Variable	48,070	3,723	18	51,811
Fixed	92,734	5,580	494	98,808

Total	140,804	9,303	512	150,619

Pre-tax (loss) income	$(36,398)	$(2,150)	$1,852	$(36,696)

Compensation and benefits:
Variable	$31,804	$2,113	$14	$33,931
Fixed	56,795	3,001	308	60,104

Total	$88,599	$5,114	$322	$94,035

	Six Months Ended June 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$16,554	$—	$—	$16,554
Institutional brokerage	73,006	—	—	73,006
Asset management fees	—	6,159	—	6,159
Net investment loss	—	—	(78)	(78)
Net interest income, dividends and other	489	350	499	1,338

Total	90,049	6,509	421	96,979

Operating Expenses:
Variable	36,195	4,329	24	40,548
Fixed	80,819	6,677	783	88,279
Impairment of intangible assets	—	5,350	—	5,350

Total	117,014	16,356	807	134,177

Pre-tax loss	$(26,965)	$(9,847)	$(386)	$(37,198)

Compensation and benefits:
Variable	$26,116	$1,006	$11	$27,133
Fixed	42,144	3,137	137	45,418

Total	$68,260	$4,143	$148	$72,551

10.	Recent Accounting Pronouncements:

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

11.	Subsequent Events:

In July 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number of shares of the Company’s common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares as no share repurchases have been made subsequent to June 30, 2010.

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

Business Environment

The second quarter of 2010 demonstrated the significant uncertainty that still surrounds the strength of the economic recovery. A weak domestic housing market, a high domestic unemployment rate, the effect of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and the global impact of European financial market instability resulting from high debt levels of certain members of the European Union have all contributed to this unsettled economic environment.

As previously disclosed, we expect economic conditions to remain challenging and volatile throughout the year, and our ability to complete investment banking transactions may continue to be negatively affected by uncertainty in the capital markets.

Executive Summary

For the three months ended June 30, 2010, our total revenues, net of interest expense, were $69.7 million, our pre-tax loss was $12.2 million and our net loss was $25.8 million, compared to total net revenues of $47.3 million, a pre-tax loss of $21.6 million and a net loss of $21.7 million for the three months ended June 30, 2009.

Included in the three months ended June 30, 2010 net loss is a $13.6 million tax provision that substantially reverses the tax benefit recorded in the first quarter of 2010 as compared to a $0.1 million tax provision for the second quarter of 2009. Our interim tax provision is recorded pursuant to the requirements of ASC 740, which prescribes an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income. Changes to our tax provision during interim periods within a year are primarily the result of changes in our projected effective tax rate for the full year.

For the six months ended June 30, 2010, our total revenues, net of interest expense, were $113.9 million, our pre-tax loss was $36.7 million and our net loss was $34.0 million, compared to total net revenues of $97.0 million, a pre-tax loss of $37.2 million and a net loss of $37.9 million for the six months ended June 30, 2009. Included in the six months ended June 30, 2010 net loss is a $2.7 million tax benefit as compared to a $0.7 million tax provision for the six months ended June 30, 2009. Our tax (benefit) provision for the six months ended June 30, 2010 and 2009 is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income.

Our results for the three and six months ended June 30, 2010 include severance charges of $4.3 million and $5.3 million, respectively. These charges are the result of steps taken that will reduce our annual fixed compensation cost run rate by approximately $15.0 million and better position our cost structure for future periods. These charges reflect headcount reductions of more than 15%, after which total headcount for us will be approximately 500 employees.

The following is an analysis of our operating results by segment for the three and six months ended June 30, 2010 and 2009.

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

	Three Months Ended June 30,
	2010	2009
Revenues, net of interest expense:
Investment banking	$40,443	$8,657
Institutional brokerage	24,284	33,444
Net interest income, dividends and other	607	267

Total	65,334	42,368

Operating Expenses:
Variable	28,258	17,079
Fixed	48,962	40,913

Total	77,220	57,992

Pre-tax loss	$(11,886)	$(15,624)

The pre-tax loss from our capital markets segment decreased from $15.6 million for the three months ended June 30, 2009 to $11.9 million for the three months ended June 30, 2010. The decrease in pre-tax loss is primarily attributable to a $31.7 million increase in our investment banking revenues to $40.4 million for the three months ended June 30, 2010 from $8.7 million for the three months ended June 30, 2009, primarily as a result of fees earned from a June 2010 private placement that in-total raised in excess of $1.2 billion of equity capital.

The increase in investment banking revenues was partially offset by a $9.1 million decrease in institutional brokerage revenues to $24.3 million for the three months ended June 30, 2010 as compared to $33.4 million for the three months ended June 30, 2009. This decrease is primarily attributable to trading losses from our convertible securities and credit trading desks in 2010 as compared to trading gains from our convertible securities trading desk in 2009, as well as decreased revenues from our equities trading desk as a result of a decrease in trading volume during the three months ended June 30, 2010, particularly in June 2010. The trading losses in 2010 were the result of market volatility primarily during April and May 2010. These 2010 trading losses and reduced revenues were partially offset by commission revenues from our credit and listed-options trading desks in the second quarter of 2010 as these businesses were launched during the second half of 2009.

Fixed expenses increased $8.0 million, or 19.7%, in 2010, attributable to severance costs of $3.9 million and an increase in compensation costs, which reflects the addition of senior employees to our investment banking group and the expansion of our trading platform noted above. Variable expenses increased $11.2 million, or 65.5%, in 2010 reflecting increased investment banking activity, including increased transaction related expenses.

	Six Months Ended June 30,
	2010	2009
Revenues, net of interest expense:
Investment banking	$51,588	$16,554
Institutional brokerage	51,814	73,006
Net interest income, dividends and other	1,004	489

Total	104,406	90,049

Operating Expenses:
Variable	48,070	36,195
Fixed	92,734	80,819

Total	140,804	117,014

Pre-tax loss	$(36,398)	$(26,965)

The pre-tax loss from our capital markets segment increased from $27.0 million for the six months ended June 30, 2009 to a pre-tax loss of $36.4 million for the six months ended June 30, 2010. The increase in pre-tax loss is primarily attributable to an $11.9 million, or 14.7%, increase in fixed expenses as well as in increase in non-compensation variable expenses, primarily investment banking deal expenses that are not proportionate to the increase in revenues. The increase in fixed expenses is attributable to severance costs of $4.9 million and an increase in compensation costs, reflecting the addition of senior employees to our investment banking group and the expansion of our trading platform. Variable expenses increased $11.9 million, or 32.8%, in 2010 as a result of increased investment banking activity, including increased transaction related expenses.

Investment banking revenues increased $35.0 million for the six months ended June 30, 2010 to $51.6 million as compared to $16.6 million for the six months ended June 30, 2009. This increase is a result of increased capital raising activity; including fees earned from a June 2010 private placement that in-total raised in excess of $1.2 billion of equity capital.

The increase in investment banking revenues was partially offset by a $21.2 million decrease in our institutional brokerage revenues, which decreased to $51.8 million for the six months ended June 30, 2010 as compared to $73.0 million for the six months ended June 30, 2009. This decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by revenues from our credit and listed-options trading desks in the first six months of 2010 following the launch of those two businesses during the second half of 2009. The decrease in institutional brokerage revenues was primarily the result of trading losses from our convertible securities and credit trading desks in 2010 as compared to trading gains from our convertible securities trading desk for the same period in 2009, as well as decreased commission revenues from our convertible securities and equities trading desks as a result of lower trading volumes.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management decreased 6.7% to $1.4 billion at June 30, 2010 from $1.5 billion at March 31, 2010 and increased 7.7% from $1.3 billion at December 31, 2009. The decrease in mutual fund assets under management during the three months ended June 30, 2010 is primarily the result of a 10% decline in market value, offset partially by net inflows of $30.8 million. The increase in mutual fund assets under management during the six months ended June 30, 2010 is primarily the result of net inflows of $126.4 million, which included the addition of assets from the acquisition of the mutual fund operations of the Armed Forces Benefits Association 5Star Funds, offset partially by a 5% decline in market value. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended June 30,
	2010	2009
Revenues, net of interest expense:
Asset management fees	$3,815	$3,232
Other	5	238

Total	3,820	3,470

Operating Expenses:
Variable	1,924	2,306
Fixed	2,714	3,017
Impairment of intangible assets	—	5,350

Total	4,638	10,673

Pre-tax loss	$(818)	$(7,203)

The pre-tax loss from our asset management segment decreased from $7.2 million for the three months ended June 30, 2009 to a pre-tax loss of $0.8 million for the three months ended June 30, 2010. The pre-tax loss for the three months ended June 30, 2009 included a $5.4 million impairment of an intangible asset related to a management contract for a money market mutual fund, which is not comparable to 2010. The decrease in pre-tax loss is a result of decreases in both fixed and variable expenses as well as increased asset management fees. The decreases in fixed and variable expenses were the result of non-compensation cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009. Fixed expenses for the three months ended June 30, 2010 include $0.4 million of severance that is not comparable to 2009. The increase in asset management fees is a direct result of an increase in our average assets under management during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

	Six Months Ended June 30,
	2010	2009
Revenues, net of interest expense:
Asset management fees	$7,143	$6,159
Other	10	350

Total	7,153	6,509

Operating Expenses:
Variable	3,723	4,329
Fixed	5,580	6,677
Impairment of intangible assets	—	5,350

Total	9,303	16,356

Pre-tax loss	$(2,150)	$(9,847)

The pre-tax loss from our asset management segment decreased from $9.8 million for the six months ended June 30, 2009 to a pre-tax loss of $2.2 million for the six months ended June 30, 2010. The pre-tax loss for the six months ended June 30, 2009 included a $5.4 million impairment of an intangible asset related to a management contract for a money market mutual fund, which is not comparable to 2010. The decrease in pre-tax loss is also a result of decreases in both variable and fixed operating expenses, as well as increased asset management fees. The decreases in fixed and variable expenses were the result of non-compensation cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009 and a reduction in employees associated with the elimination of our private client group in May 2009. Fixed expenses for the six months ended June 30, 2010 include $0.4 million of severance that is not comparable to 2009. The increase in asset management fees was a direct result of an increase in our average assets under management during the first six months of 2010 as compared to the first six months of 2009.

The following table provides details relating to our assets under management (dollars in millions):

	June 30, 2010		December 31, 2009
	Gross(1)	Net(2)	Gross(1)	Net(2)
Mutual funds:
Equity	$1,273.3	$1,269.0	$1,325.9	$1,317.9
Balanced and fixed income	104.6	104.5	—	—
Private equity and hedge funds	7.5	6.4	10.1	9.3

Total	$1,385.4	$1,379.9	$1,336.0	$1,327.2

(1)	Gross assets under management represent the amount of actual gross assets of our mutual funds and proprietary investment partnerships, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of June 30, 2010, our principal investing activity consists primarily of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Revenues, net of interest expense:
Net investment income	$46	$1,369
Net interest income, dividends and other	506	121

Total	552	1,490

Operating Expenses:
Variable	(13)	20
Fixed	16	283

Total	3	303

Pre-tax income	$549	$1,187

The pre-tax income from our principal investing segment decreased from $1.2 million for the three months ended June 30, 2009 to $0.5 million for the three months ended June 30, 2010. The decrease in pre-tax income is primarily attributable to the decrease in net investment income, offset partially by an increase in dividend income from merchant banking investments and a decrease in operating expenses. Net investment income during 2009 includes gains from sales of merchant banking positions and the performance of investments in mutual funds that are not comparable to 2010. Beginning in the third quarter of 2009, we have held short positions in certain exchange-traded funds in order to hedge the effects of the performance of our investments in mutual funds. As a result subsequent to the second quarter of 2009, the net investment income (loss) from our mutual funds investments have not been significant.

	Six Months Ended June 30,
	2010	2009
Revenues, net of interest expense:
Net investment income (loss)	$48	$(78)
Net interest income, dividends and other	2,316	499

Total	2,364	421

Operating Expenses:
Variable	18	24
Fixed	494	783

Total	512	807

Pre-tax income (loss)	$1,852	$(386)

The pre-tax income (loss) from our principal investing segment increased from a pre-tax loss of $0.4 million for the six months ended June 30, 2009 to pre-tax income of $1.9 million for the six months ended June 30, 2010. The change in pre-tax income is primarily attributable to the increase in dividend income from merchant banking investments, as well as a change in net investment income (loss). During the first six months of 2009, we sold $454.3 million of mortgage-backed security positions and related hedging assets held as of December 31, 2008 and retired the repurchase agreements financing these positions resulting in net losses of $1.0 million, with no comparable activity in the first six months of 2010. These losses were offset by gains from sales of merchant banking positions and the performance of investments in mutual funds during the six months ended June 30, 2009. In addition, we earned $2.3 million in dividends from two investments in our merchant banking portfolio during the six months ended June 30, 2010, compared to $0.1 million of dividends in the same 2009 period.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $59.3 million as of June 30, 2010. Of this total, $58.1 million was held in the merchant banking portfolio and $1.2 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of June 30, 2010 (dollars in thousands):

	June 30, 2010
	Number of Shares	Original Cost Basis/ Principal	Adjusted Basis(1)	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking-marketable equity securities:
Cohen & Company, Inc	32,000	$192	$192	$160

Total long-term investments, at fair value		$192	$192	$160

Other long-term investments:
Merchant banking—non-public securities:
Air Lease Corporation(2)	250,000	$5,000	$5,000	$5,000
Banctec, Inc.(2)	495,145	2,476	2,476	2,476
Cohen & Company, Inc. (Note)(2)	n/a	312	317	317
Diana Containerships, Inc.(2)	1,073,830	15,469	15,469	15,469
Ellington Financial LLC(2)	1,438,750	27,049	21,581	21,581
NBH Holdings, Inc.(3)	594,821	11,370	11,370	11,370
Thunderbird Resorts, Inc.(2)	1,162,507	9,973	1,744	1,744

Total		$71,649	$57,957	$57,957

Investment funds and other				1,198

Total other long-term investments				$59,155

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges, if any.
(2)	As of June 30, 2010, these securities cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(3)	As of June 30, 2010, the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net loss increased from $21.7 million in the second quarter of 2009 to a net loss of $25.8 million in the second quarter of 2010. The increase in net loss was primarily the result of a $13.6 million tax provision in the second quarter of 2010 compared to a $0.1 million tax provision in the second quarter of 2009. Our pre-tax loss decreased from $21.6 million in the second quarter of 2009 to $12.2 million in the second quarter of 2010 as a result of an increase in net revenues from $47.3 million in 2009 to $69.7 million in 2010. Our results for the second quarter of 2010 include severance charges of $4.3 million as compared to $0.2 million of severance charges in the second quarter of 2009.

The pre-tax loss in our capital markets segment decreased from $15.6 million during the second quarter of 2009 to $11.9 million during the second quarter of 2010 due to an increase in investment banking capital raising revenues, offset partially by a decrease in institutional brokerage revenues and an increase in operating expenses. The pre-tax loss from our asset management segment decreased from $7.2 million during the second quarter of 2009 to $0.8 million during the second quarter of 2010 due primarily to a $5.4 million impairment of an intangible asset related to a money market mutual fund management contract in 2009 that is not comparable to 2010. Pre-tax income from our principal investing segment decreased from $1.2 million during the second quarter of 2009 to $0.5 million during the second quarter of 2010, reflecting a decrease in net investment income, partially offset by an increase in dividend income and a decrease in operating expenses for the second quarter of 2010 as compared to the same period in 2009.

Our net revenues increased 47.4% from $47.3 million during the second quarter of 2009 to $69.7 million during the second quarter of 2010 due to the changes in revenues discussed below.

Capital raising revenues increased from $4.3 million in the second quarter of 2009 to $37.4 million in the second quarter of 2010. Our revenues from private placements during the second quarter of 2010 were $31.7 million which related primarily to one transaction that in-total raised in excess of $1.2 billion of equity capital. There were no comparable transactions in the second quarter of 2009 in which our revenues from private placements were $0.6 million. Also, our aggregate transaction value on public offerings increased from the second quarter of 2009 to the second quarter of 2010.

Advisory revenues decreased 31.8% from $4.4 million in the second quarter of 2009 to $3.0 million generated in the second quarter of 2010. We completed four assignments in the second quarter of 2009 as compared to two assignments in the second quarter of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 27.9% from $33.7 million in the second quarter of 2009 to $24.3 million in the second quarter of 2010. This decrease is primarily attributable to trading losses from our convertible securities and credit trading desks in 2010, as compared to trading gains from our convertible securities trading desk for the same period in 2009 as well as decreased revenues from our equities trading desk as a result of a decrease in trading volume during the three months ended June 30, 2010, particularly in June 2010. The trading losses in 2010 were the result of market volatility primarily during April and May 2010. These 2010 trading losses and reduced revenues were partially offset by commission revenues from our credit and listed-options trading desks in the second quarter of 2010 as these businesses were launched during the second half of 2009.

Asset management fees increased 18.8% from $3.2 million in the second quarter of 2009 to $3.8 million in the second quarter of 2010. The increase is primarily attributable to an increase in average mutual fund assets under management.

Net investment income was $1.4 million in the second quarter of 2009 compared to $0.1 million in the second quarter of 2010. Net investment income during 2009 includes gains from sales of merchant banking positions and the performance of investments in mutual funds that are not comparable to 2010.

Net interest income, dividends and other revenues increased from $0.4 million in the second quarter of 2009 to $1.1 million in the second quarter of 2010. This increase is primarily attributable to an increase in interest income from convertible bonds as a result of an increase in the average convertible bond balance for the three months ended June 30, 2010 and dividend income related to equity investments in our merchant banking portfolio.

Total non-interest expenses increased 18.7% from $69.0 million in the second quarter of 2009 to $81.9 million in the second quarter of 2010. This increase was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses increased 44.1% from $35.6 million in the second quarter of 2009 to $51.3 million in the second quarter of 2010. This increase is primarily due to severance costs of $4.3 million and an increase in fixed compensation reflecting the effects of the addition of senior employees in our investment banking group and the expansion of our trading platform noted above. Variable compensation increased $7.3 million due to the increase in investment banking revenues in 2010.

Professional services expenses increased 65.2% from $4.6 million in the second quarter of 2009 to $7.6 million in the second quarter of 2010 primarily due to increased expenses related to investment banking transactions in the second quarter of 2010 as compared to 2009. Partially offsetting this increase was a decrease in sub-advisory fees related to our management of mutual funds, along with decreased costs related to consultants. The reduction in sub-advisory fees is the result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses increased 50.0% from $2.6 million in the second quarter of 2009 to $3.9 million in the second quarter of 2010. This increase is primarily the result of increased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 2.6% from $3.8 million in the second quarter of 2009 to $3.7 million in the second quarter of 2010. The decrease is primarily due to a lower volume of trading activity, especially in our convertible securities and equity trading businesses.

Occupancy and equipment expenses decreased 21.8% from $7.8 million in the second quarter of 2009 to $6.1 million in the second quarter of 2010. The decrease in occupancy costs is a result of facility right-sizing initiatives along with other cost reduction initiatives over the past two years.

Communications expenses increased 3.8% from $5.2 million in the second quarter of 2009 to $5.4 million in the second quarter of 2010. The increase in these expenses is primarily due to increased costs related to market data and customer trading services.

During the second quarter of 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market fund managed by us. The impairment was the result of factors such as significantly reduced yields on short-term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of the low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge.

Other operating expenses decreased 4.9% from $4.1 million in the second quarter of 2009 to $3.9 million in the second quarter of 2010. The decrease in expenses is primarily due to a decrease in corporate insurance costs.

Our income tax provision increased from a $0.1 million in the second quarter of 2009 to a $13.6 million in the second quarter of 2010. Our quarterly income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was (112.0)% and (0.5%) in the second quarters of 2010 and 2009, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods and as a result of the benefit of tax losses expected to be realized in these periods. Also, the Company’s tax rate for the three months ended June 30, 2010 reflects a change in the estimated effective tax rate for the full year from the first quarter of 2010 based on changes in our forecasted annual taxable and book income. The Company believes there is potential for volatility in its 2010 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net loss decreased from $37.9 million in the first six months of 2009 to a net loss of $34.0 million in the first six months of 2010. Income taxes changed from a $0.7 million tax provision in the first half of 2009 to a $2.7 million tax benefit in the first half of 2010. Our pre-tax loss decreased from $37.2 million in the first six months of 2009 to $36.7 million in the first six months of 2010. Our results for the first half of 2010 include severance charges of $5.3 million as compared to $0.8 million of severance charges in the second quarter of 2009.

Pre-tax loss from our capital markets segment increased from $27.0 million in the first six months of 2009 to $36.4 million in the first six months of 2010 due to a decrease in our institutional brokerage revenues and increases in operating expenses, offset partially by increased revenues from investment banking. The pre-tax loss in our asset management segment decreased from $9.8 million in the first six months of 2009 to $2.2 million in the first six months of 2010 due to a $5.4 million impairment of an intangible asset related to a money market mutual fund management contract in 2009 that is not comparable to 2010, as well as reductions in operating expenses. Pre-tax income from our principal investing segment increased from a $0.4 million loss during the first half of 2009 to $1.9 million during the first half of 2010, reflecting an increase in dividend income, partially offset by a decrease in net investment income.

Our net revenues increased 17.4% from $97.0 million during the first six months of 2009 to $113.9 million during the first six months of 2010 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased from $8.6 million in the first six months of 2009 to $45.1 million in the first six months of 2010. Our revenues from private placements during the first six months of 2010 were $36.5 million compared to $4.8 million during the first six months of 2009. Also, our aggregate transaction value on public offerings increased from the first half of 2009 to the first half of 2010.

Advisory revenues decreased 18.8% from $8.0 million in the first six months of 2009 to $6.5 million generated in the first six months of 2010. We completed eight assignments in the first six months of 2009 as compared to six assignments in the first six months of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 29.3% from $73.3 million in the first six months of 2009 to $51.8 million in the first six months of 2010. The decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by revenues from our credit and listed-options trading desks in the first six months of 2010 following the launch of these two businesses during the second half of 2009. The decrease in convertible securities and equities trading revenue was primarily the result of decreased volume and volatility in the equity markets. Also contributing to the decrease were trading losses from our convertible securities and credit trading desks in 2010 as compared to trading gains from our convertible securities trading desk for the same period in 2009.

Asset management fees increased 14.5% from $6.2 million in the first six months of 2009 to $7.1 million in the first six months of 2010. The increase is primarily attributable to an increase in average mutual fund assets under management.

Net investment loss was $0.1 million in the first six months of 2009 compared to income of $0.1 million in the first six months of 2010. Net investment income for the first six months of 2010 is related to income from investment funds due to fund performance and the sale of certain merchant banking investments, partially offset by losses on short positions in certain exchange-traded funds that are intended to hedge the fund investments. Net investment loss for the first six months of 2009 includes $1.0 million of realized losses on the sale of mortgage-backed securities and derivative assets, offset by the income from investment funds as a result of fund performance and gains from the sale of certain merchant banking investments.

Net interest income, dividends and other revenues increased from $1.3 million in the first six months of 2009 to $3.3 million in the first six months of 2010. This increase is primarily attributable to increased dividend income from certain merchant banking investments.

Total non-interest expenses increased 12.2% from $134.2 million in the first six months of 2009 to $150.6 million in the first six months of 2010. This increase was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses increased 29.5% from $72.6 million in the first six months of 2009 to $94.0 million in the first six months of 2010. This increase is primarily due to severance costs of $5.3 million, an increase in fixed compensation reflecting the effects of the addition of senior employees in our investment banking group and the expansion of our trading platform noted above. Variable compensation increased $6.8 million due to the increase in investment banking revenues in 2010.

Professional services expenses increased 28.6% from $9.1 million in the first six months of 2009 to $11.7 million in the first six months of 2010 primarily due to increased expenses related to investment banking transactions in the second quarter of 2010 as compared to 2009. Partially offsetting this increase was a decrease in sub-advisory fees related to our management of mutual funds, along with decreased costs related to consultants. The reduction in sub-advisory fees is the result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses increased 25.8% from $6.2 million in the first six months of 2009 to $7.8 million in the first six months of 2010. This increase is primarily the result of increased costs associated with our investment banking transactions, offset by a decrease in costs associated with our involvement in what had been known as the PGA Tour’s FBR Open in 2009.

Clearing and brokerage fees remained consistent at $7.1 million for both periods despite the decrease in institutional brokerage revenues due to the initiation of non-exchange traded product lines with higher clearing costs during the second half of 2009, as well as increased costs related to our equity trading activities.

Occupancy and equipment expenses decreased 20.3% from $15.8 million in the first six months of 2009 to $12.6 million in the first six months of 2010. The decrease in occupancy costs is a result of facility right-sizing initiatives along with other cost reduction initiatives over the past two years.

Communications expenses decreased 2.9% from $10.4 million in the first six months of 2009 to $10.1 million in the first six months of 2010. The decrease in these expenses is primarily due to the effects of cost reduction initiatives over the past two years and decreased costs related to market data and customer trading services.

During the first half of 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market fund managed by us. The impairment was the result of factors such as significantly reduced yields on short-term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of the low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge.

Other operating expenses decreased 5.2% from $7.7 million in the first six months of 2009 to $7.3 million in the first six months of 2010. The decrease in expenses is primarily due to a decrease in corporate insurance costs.

Income taxes changed from a $0.7 million tax provision in the first six months of 2009 to a $2.7 million tax benefit in the first six months of 2010. Our income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rates were 7.3% and (1.9%) in the first six months of 2010 and 2009. These rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred in these periods and as a result of the benefit of tax losses expected to be realized in these periods. The Company believes there is potential for volatility in its 2010 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing funding for investments, and for other general business purposes. Regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in our operating businesses), proceeds from sales of securities, internally generated funds, dividends on equity securities that we own, and credit provided by margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of June 30, 2010, our cash and cash equivalents totaled $187.8 million representing a net decrease of $87.7 million for the six months ended June 30, 2010. The decrease is attributable to $51.9 million of cash used in operating activities, $23.3 million of cash used in investing activities and $12.5 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $35.6 million during the first six months of 2009, compares to $51.9 million of cash used in operating activities during the first six months of 2010. The cash used in operating activities for the first six months of 2010 reflects net operating losses and our payment of previously accrued compensation associated with prior year operating results partially offset by decreased capital investment in our trading businesses.

Net cash provided by investing activities of $460.3 million during the first six months of 2009 compares to net cash used in investing activities of $23.3 million during the first six months of 2010, reflecting the difference in investing activity during the periods. The first six months of 2009 activity reflects the sale of the remaining mortgage-backed securities held at December 31, 2008, while the first quarter of 2010 activity reflects the purchase and sale of certain merchant banking investments.

Net cash used in financing activities of $399.0 million during the first six months of 2009, compares to net cash used in financing activities of $12.5 million during the first six months of 2010. The 2009 activity reflects the sale of mortgage-backed securities and repayment of related repurchase agreement financings as discussed above, as well as the net effects of repurchase 16.7 million shares of common stock from Arlington Asset Investment Corporation (our former majority shareholder ) and completing a follow-on offering of 20.0 million shares of our common stock. The 2010 activity primarily represents the repurchase of 2.8 million shares of our common stock.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $187.8 million at June 30, 2010) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At June 30, 2010, we had no outstanding borrowings.

Assets

As of June 30, 2010, our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes, long-term investments and due from brokers, dealers and clearing organizations. As of June 30, 2010 and December 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $187.8 million and $275.5 million, respectively.

The decrease in our total assets to $434.5 million as of June 30, 2010 compared to $556.3 million as of December 31, 2009, is primarily the result of the decrease in cash and cash equivalents and a reduction of $56.5 million in trading-related assets associated with our convertible securities and credit-related trading activities.

As of June 30, 2010, our $59.3 million of long-term investments primarily consist of investments in non-public equity securities. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost, for impairment. If and when we determine that a decline in fair value less than our carrying value is “other-than-temporary”, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other-than-temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades. In addition, due to industry standards regarding required standard documentation and settlement procedures, we believe our exposure to default risk is low. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $26.6 million and $36.6 million, respectively, as of June 30, 2010. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of

June 30, 2010, FBR & Co. had total regulatory net capital of $42.6 million, which exceeded its required net capital of $3.6 million by $39.0 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three and six months ended June 30, 2010, we repurchased 608,563 and 2,768,385 shares, respectively, of our common stock in open market transactions at weighted average share prices of $4.20 and $5.16 per share, respectively, for a total cost of $2.6 million and $14.3 million, respectively. In July 2010, the Board of approved a 5,000,000 share increase to the number of shares of our common stock that we are authorized to repurchase.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at June 30, 2010 was approximately $519 thousand.

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution. In most instances, these positions are held only for a short period and sold at or above our costs. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under Equity Price Risk.

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the six months ended June 30, 2010. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the six months ended June 30, 2010 was $137 thousand. Over the same period, the worst one-day trading revenues were $105 thousand which is below the $665 thousand daily trading loss implied by the average one-day VaR for the first six months of 2010.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2010. The fair value of the $13.5 million of trading portfolio equity securities held would increase or decrease to $14.9 million and $12.2 million, respectively, and the fair value of the $59.3 million of long-term investments would increase or decrease to $65.2 million and $53.4 million respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At

June 30, 2010 and December 31, 2009, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2010 and 2009, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2010, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2010, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2010, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits and arbitrations relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBR & Co. is required to make as a result of litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. On July 5, 2010, the District Court ruled that it would allow the plaintiffs to file a motion for leave to amend the complaint; the District Court is also allowing plaintiffs to file a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR is opposing those motions. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition, results of operations, or liquidity.

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

As of June 30, 2010, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2010	—	$—	—	1,259,063
May 1 to May 31, 2010	529,986	4.20	529,986	729,077
June 1 to June 30, 2010	78,577	4.18	78,577	650,500

Total	608,563	$4.20	608,563	650,500

(1)	These shares were repurchased under the October 6, 2008 directive adopted by the Board of Directors of the Company allowing for the repurchase of up to 10,000,000 shares. As of June 30, 2010, 650,500 shares were allowed for repurchase under this directive. As announced on July 28, 2010, on July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares as no share repurchases have been made subsequent to June 30, 2010.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: August 9, 2010	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2010	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)