Form 10-Q
period 2010-09-30
FBR CAPITAL MARKETS CORP
filed 2010-11-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2010 was 62,006,483 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$177,174	$275,506
Receivables:
Investment banking	6,303	4,846
Asset management fees	897	958
Due from affiliates	529	567
Other	6,812	9,380
Investments:
Trading securities, at fair value	104,420	94,478
Long-term investments, at fair value	142	317
Other long-term investments	69,706	43,303
Due from brokers, dealers and clearing organizations	28,838	96,477
Goodwill	5,882	5,882
Intangible assets, net	2,699	2,542
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	12,339	15,172
Prepaid expenses and other assets	10,963	6,897

Total assets	$426,704	$556,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Securities sold but not yet purchased, at fair value	$60,221	$51,669
Accrued compensation and benefits	33,534	72,537
Accounts payable, accrued expenses and other liabilities	20,456	22,452
Due to brokers, dealers and clearing organizations	26,850	90,168

Total liabilities	141,061	236,826

Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 62,005,387 and 64,064,784 shares issued and outstanding, respectively	62	64
Additional paid-in capital	424,275	429,052
Employee stock loan receivable, including accrued interest (120,950 and 57,500 shares, respectively)	(729)	(391)
Restricted stock units	31,859	19,979
Accumulated other comprehensive loss	(50)	(71)
Accumulated deficit	(169,774)	(129,134)

Total shareholders’ equity	285,643	319,499

Total liabilities and shareholders’ equity	$426,704	$556,325

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
Investment banking:
Capital raising	$23,118	$28,977
Advisory	6,671	4,744
Institutional brokerage:
Principal transactions	5,595	10,468
Agency commissions	17,850	21,008
Asset management fees	3,346	3,624
Net investment income	47	29
Interest income, dividends and other	767	2,590

Total revenues	57,394	71,440
Interest expense	—	—

Revenues, net of interest expense	57,394	71,440

Non-Interest Expenses:
Compensation and benefits	41,433	47,129
Professional services	3,869	5,891
Business development	2,809	2,931
Clearing and brokerage fees	2,824	3,787
Occupancy and equipment	5,905	9,062
Communications	5,082	5,258
Other operating expenses	3,065	4,340

Total non-interest expenses	64,987	78,398

Loss before income taxes	(7,593)	(6,958)
Income tax (benefit) provision	(982)	12

Net loss	$(6,611)	$(6,970)

Basic loss per share	$(0.10)	$(0.11)

Diluted loss per share	$(0.10)	$(0.11)

Weighted average shares outstanding:
Basic (in thousands)	63,547	63,181

Diluted (in thousands)	63,547	63,181

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Investment banking:
Capital raising	$68,250	$37,549
Advisory	13,127	12,726
Institutional brokerage:
Principal transactions	16,143	31,638
Agency commissions	59,116	73,184
Asset management fees	10,489	9,783
Net investment income (loss)	95	(49)
Interest income, dividends and other	4,097	3,840

Total revenues	171,317	168,671
Interest expense	—	252

Revenues, net of interest expense	171,317	168,419

Non-Interest Expenses:
Compensation and benefits	135,468	119,680
Professional services	15,522	15,019
Business development	10,581	9,160
Clearing and brokerage fees	9,891	10,844
Occupancy and equipment	18,526	24,822
Communications	15,220	15,611
Impairment of intangible assets	—	5,350
Other operating expenses	10,398	12,089

Total non-interest expenses	215,606	212,575

Loss before income taxes	(44,289)	(44,156)
Income tax (benefit) provision	(3,649)	725

Net loss	$(40,640)	$(44,881)

Basic loss per share	$(0.64)	$(0.76)

Diluted loss per share	$(0.64)	$(0.76)

Weighted average shares outstanding:
Basic (in thousands)	63,508	58,912

Diluted (in thousands)	63,508	58,912

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances at December 31, 2008	59,792	$60	$396,059	$—	$9,309	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	—	(27,651)	(27,651)	$(27,651)
Contribution from FBR TRS Holdings, Inc	—	—	34	—	—	—	—	34
Issuance of common stock, net of forfeitures	20,940	21	100,852	(391)	(1,540)	—	—	98,942
Repurchase of common stock	(16,667)	(17)	(73,455)	—	—	—	—	(73,472)
Stock compensation expense for options granted to purchase common stock	—	—	5,562	—	—	—	—	5,562
Issuance of restricted stock units	—	—	—	—	12,210	—	—	12,210
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	147	—	147	147

Comprehensive loss									$(27,504)

Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(40,640)	(40,640)	$(40,640)
Issuance of common stock, net of forfeitures	708	—	5,843	(338)	(4,047)	—	—	1,458
Repurchase of common stock	(2,768)	(2)	(14,272)	—	—	—	—	(14,274)
Stock compensation expense for options granted to purchase common stock	—	—	3,652	—	—	—	—	3,652
Issuance of restricted stock units	—	—	—	—	15,927	—	—	15,927
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	21	—	21	21

Comprehensive loss									$(40,619)

Balances at September 30, 2010	62,005	$62	$424,275	$(729)	$31,859	$(50)	$(169,774)	$285,643

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(40,640)	$(44,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,847	8,648
Stock compensation	16,034	14,988
Net investment (income) loss from long-term and mortgage-backed securities	(95)	49
Impairment of intangible assets	—	5,350
Securities received in exchange for services provided, at fair value at receipt date	(14,068)	—
Other	801	732
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	67,639	(87,768)
Investment banking	(2,273)	(6,529)
Asset management fees	61	(2,126)
Affiliates	38	1,640
Interest, dividends and other	2,569	22,345
Trading securities, at fair value	(9,033)	(34,141)
Prepaid expenses and other assets	(4,066)	4,465
Changes in operating liabilities:
Trading securities sold but not yet purchased, at fair value	15,858	14,999
Accrued compensation and benefits	(34,541)	(4,023)
Accounts payable, accrued expenses and other liabilities	(4,745)	(4,841)
Brokers, dealers and clearing organizations	(63,318)	83,557

Net cash used in operating activities	(63,932)	(27,536)

Cash flows from investing activities:
Receipt of principal payments on mortgage-backed securities	—	2,441
Proceeds from sales of mortgage-backed securities	—	450,396
Purchases of long-term investments	(32,773)	(150)
Proceeds from sales of and distributions from investments	21,552	8,187
Securities sold but not yet purchased, net	(7,552)	5,968
Purchases of furniture, equipment, software, and leasehold improvements	(2,682)	(587)
Acquisition of net assets	(488)	(3,311)

Net cash (used in) provided by investing activities	(21,943)	462,944

Cash flows from financing activities:
Repayments of repurchase agreements, net	—	(416,037)
Repurchases of common stock	(14,274)	(73,472)
Proceeds from sales of common stock	1,817	90,447

Net cash used in financing activities	(12,457)	(399,062)

Net (decrease) increase in cash and cash equivalents	(98,332)	36,346
Cash and cash equivalents, beginning of period	275,506	207,801

Cash and cash equivalents, end of period	$177,174	$244,147

Supplemental Cash Flow Information:
Cash payments for interest	$—	$255
Cash payments for taxes	$5,071	$18
Non-cash investing activities
Securities received in exchange for services provided, fair value at receipt date	$12,168	$—

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company determines fair values for the following assets and liabilities:

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consist of marketable equity securities and, from time-to-time, investment securities—marked-to-market. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange. From time-to-time, as applicable, investment securities—marked-to-market will consist of warrants and non-public equity securities received in connection with certain capital raising transactions that are held in a broker-dealer subsidiary. Warrants are generally exercisable at the respective offering price of the transaction. Such warrants and non-public equity securities are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of September 30, 2010 and December 31, 2009. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2010	Level 1	Level 2	Level 3
Long-term investments, at fair value:
Marketable equity securities	$142	$142	$—	$—

Trading securities, at fair value:
Marketable and non-public equity securities	$12,057	$4,863	$—	$7,194
Listed options	700	700	—	—
Convertible and fixed income debt instruments	91,663	—	91,663	—

Total	$104,420	$5,563	$91,663	$7,194

Securities sold but not yet purchased, at fair value:
Marketable equity securities and exchange-traded funds	$32,704	$32,704	$—	$—
Listed options	1,071	1,071	—	—
Convertible and fixed income debt instruments	26,446	—	26,446	—

Total	$60,221	$33,775	$26,446	$—

As of September 30, 2010, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $7,194, or 1.7% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009. Realized and unrealized gains (losses) on trading securities are included in “principal transactions” in the statement of operations. As of September 30, 2010 and 2009, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Three Months Ended September 30,
	2010	2009
Beginning balance, July 1	$154	$2,114
Total net losses (realized/unrealized)
Included in earnings	(9)	(451)
Included in other comprehensive income	—	—
Purchases	16,862	21,787
Sales	(9,813)	(20,839)

Ending balance, September 30	$7,194	$2,611

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$10

	Nine Months Ended September 30,
	2010	2009
Beginning balance, January 1	$15,481	$3,207
Total net losses (realized/unrealized)
Included in earnings	(99)	(453)
Included in other comprehensive income	—	—
Purchases	141,483	88,802
Sales	(149,671)	(88,945)

Ending balance, September 30	$7,194	$2,611

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3)	$(146)

There were no transfers of securities in to, or out of, any of the financial asset levels during the three and nine months ended September 30, 2010.

Long-term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	September 30, 2010	December 31, 2009
Long-term investments, at fair value:
Marketable equity securities	$142	$317

As of September 30, 2010 and December 31, 2009, the Company had investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. In accordance with ASC 320, “Investments—Debt and Equity Securities”, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	September 30, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$192	$—	(50)	$142

	December 31, 2009
	Cost Basis	Unrealized		Fair Value

		Gains	Losses(1)
Marketable equity securities	$388	$—	(71)	$317

(1)	Duration of unrealized losses is less than 12 months.

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three and nine months ended September 30, 2010 and 2009, the Company did not record any other-than-temporary impairment losses in the statement of operations relating to marketable equity securities. As of September 30, 2010, the Company held one marketable equity security in an unrealized loss position. Based on the limited duration of the unrealized loss and consideration of market activity during the three months ended September 30, 2010, the Company does not consider this investment to be other-than-temporarily impaired as of September 30, 2010.

During the nine months ended September 30, 2010, the Company received $206 from sales of marketable equity securities resulting in gross gains of $10. There were no sales of marketable equity securities during the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, the Company received $353 and $1,084, respectively, from sales of marketable equity securities resulting in gross gains of $60 and $117, respectively.

During the nine months ended September 30, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $1,502.

Trading Securities and Securities Sold but Not Yet Purchased, at Fair Value

Institutional brokerage trading related securities consisted of the following as of the dates indicated:

	September 30, 2010		December 31, 2009
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities and exchange-traded funds	$12,057	$32,704	$35,941	$35,530
Listed options	700	1,071	4,086	1,098
Convertible and fixed income debt instruments	91,663	26,446	54,451	15,041

	$104,420	$60,221	$94,478	$51,669

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

Other Long-Term Investments

Other long-term investments consisted of the following as of the dates indicated:

	September 30, 2010	December 31, 2009
Non-public equity securities	$68,153	$33,662
Investment funds	1,236	9,329
Note receivable	317	312

	$69,706	$43,303

The Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the three and nine months ended September 30, 2010 and 2009.

During the three and nine months ended September 30, 2010, the Company received $1,777 and $10,907, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $32 and $211, respectively. During the nine months ended September 30, 2009, the Company received $1,747 from sales of, or distributions from, non-public equity securities, resulting in gross gains of $324. There were no sales of, or distributions from, non-public equity securities during the three months ended September 30, 2009.

During the three and nine months ended September 30, 2010, the Company received $217 and $8,440, respectively, from the redemption of investments in investment funds. During the three and nine months ended September 30, 2009, the Company received $201 and $5,355, respectively, from the redemption of investments in investment funds.

3.	Income Taxes:

During the three and nine months ended September 30, 2010, the Company recorded tax benefits of $(982) and $(3,649), respectively. During the three and nine months ended September 30, 2009, the Company recorded tax provisions of $12 and $725, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2010 were 12.9% and 8.2%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2009 were (0.2%) and (1.6%), respectively. The effective tax rates for the three and nine months ended September 30, 2010 and 2009 differed from the statutory tax rates primarily due to the full valuation allowance on the deferred tax benefit of the book losses incurred in these periods and as a result of the benefit of tax losses expected to be realized in 2010 and tax liability expected to be incurred in 2009.

As of September 30, 2010, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBR Capital Markets International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2010, FBR & Co. had net capital of $31,724, which was $28,753 in excess of its required net capital of $2,971. As of September 30, 2010, FBRIL had net capital in excess of required amounts.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and nine months ended September 30, 2010 and 2009, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,547	63,547	63,181	63,181
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,547	63,547	63,181	63,181

Net loss applicable to common stock	$(6,611)	$(6,611)	$(6,970)	$(6,970)

Net loss per common share	$(0.10)	$(0.10)	$(0.11)	$(0.11)

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,508	63,508	58,912	58,912
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,508	63,508	58,912	58,912

Net loss applicable to common stock	$(40,640)	$(40,640)	$(44,881)	$(44,881)

Net loss per common share	$(0.64)	$(0.64)	$(0.76)	$(0.76)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Options—Employees and directors	8,192	7,045	8,192	7,045
Stock Options—Non-employee	3,256	3,102	3,256	3,102
Restricted Stock, unvested	686	1,369	686	1,369
Restricted Stock Units, unvested	8,328	7,301	8,328	7,301

	20,462	18,817	20,462	18,817

6.	Commitments and Contingencies:

As of September 30, 2010, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. On July 5, 2010, the District Court ruled that it would allow the plaintiffs to file a motion for leave to amend the complaint; the District Court is also allowing plaintiffs to file a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR & Co. will oppose those motions.

FBR & Co. has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBR & Co. is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBR & Co. are limited to Cambridge’s purchases of a combined $22 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBR & Co. has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

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

Share Repurchases

In July 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number of shares of the Company’s common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company repurchased 2,768,385 shares, of its common stock in open market transactions at a weighted average share price of $5.16 per share, for a total cost of $14,274.

In May 2009, the Company entered into an agreement with Arlington Asset Investment Corp. (“Arlington Asset”) and Arlington Asset’s direct, wholly-owned subsidiary, FBR TRS Holdings, Inc., pursuant to which, among other things, the Company repurchased 16,667,000 shares of its common stock at a share price of $4.35 for a total cost of $72,501 plus transaction-related expenses of $971. See Note 8 for additional information regarding this transaction.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2010, the Company recognized compensation expense of $73 and $350, respectively. For the three and nine months ended September 30, 2009, the Company recognized compensation expense of $136 and $385, respectively.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company has offered to provide a full recourse loan to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR Capital Markets Long-Term Incentive Plan

(described below) that are subject to a 3-year cliff vesting requirement. For the nine months ended September 30, 2010, participants purchased 264,535 shares for an aggregate purchase price of $1,286. There were no shares purchased by participants during the three months ended September 30, 2010. As of September 30, 2010, the Company had loans outstanding to participants of $729, including accrued interest.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Stock options	$1,019	$1,392	$3,102	$4,055
Restricted shares	$577	$1,409	$2,397	$3,758
RSUs	$2,981	$2,525	$9,015	$6,487

The following table presents issuance activity related to grants of these awards for the periods indicated:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	89,528	1,513,530	—	2,635,972
Grant date fair value per share	$—	$—	$3.44	$2.19	$—	$5.31

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

Nine Months Ended September 30, 2010
Volatility	45.0%
Risk-free interest rate	2.45%
Expected life	5.1 years
Dividend yield	—

The fair value of each RSU with a market condition is estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations is similar to those described above for stock options. The assumptions used for 76,000 RSUs with a market condition granted during the nine months ended September 30, 2010 were a volatility of 45.0%, risk-free interest rate of 1.43% and an expected term based on the applicable service condition. The assumptions used for 64,002 RSUs with a market condition granted during nine months ended September 30, 2009 were a volatility of 56.8%, risk-free interest rate of 1.89% and an expected term based on the applicable service condition. There were no RSUs with a market condition granted during the three months ended September 30, 2010 and 2009, respectively.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of September 30, 2010
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$6,716	$2,537	$21,245
Unvested awards	5,136,195	685,830	8,327,750
Weighted average vesting period	2.9 years	1.6 years	3.0 years

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
RSU issuances	105,730	1,206,843
Aggregate grant date fair value	$358	$6,839

8.	Related Party Transactions:

In October 2009, Arlington Asset and related affiliates (collectively, the Company’s former majority shareholder), sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. As a result of this sale, Arlington Asset no longer maintains an ownership interest in the Company. Subsequent to this sale, the Company’s relationship with Arlington Asset has been limited to subleasing certain office space to Arlington Asset at a market rate. The paragraphs that follow provide additional detail regarding our historical relationship with Arlington Asset, including amounts reflected in our 2009 financial statements.

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

In connection with the services agreement, during the three and nine months ended September 30, 2009, the Company’s operating expenses are reported net of $47 and $370, respectively, representing overhead costs allocated to Arlington Asset.

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

In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. Based on Crestview’s election, in June 2010, the Company issued 153,846 such options to Crestview Advisors, L.L.C. valued at $200. The remaining $800 of the 2010 strategic advisory fee will be payable in cash. During the three and nine months ended September 30, 2010, the Company recognized $250 and $750, respectively, of expense associated with this agreement. During the three and nine months ended September 30, 2009, the Company recognized $236 and $708, respectively, of expense associated with this agreement.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates, including private equity and hedge funds, totaled $529 and $567 as of September 30, 2010 and December 31, 2009, respectively.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $1,926 and $3,389 for the three months ended September 30, 2010 and 2009, respectively. The Company’s revenues from foreign operations totaled $7,602 and $8,625 for the nine months ended September 30, 2010 and 2009, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended September 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$29,789	$—	$—	$29,789
Institutional brokerage	23,445	—	—	23,445
Asset management fees	—	3,346	—	3,346
Net investment income	—	17	30	47
Net interest income, dividends and other	537	4	226	767

Total	53,771	3,367	256	57,394

Operating Expenses:
Variable	19,588	1,736	5	21,329
Fixed	41,419	2,213	26	43,658

Total	61,007	3,949	31	64,987

Pre-tax (loss) income	$(7,236)	$(582)	$225	$(7,593)

Compensation and benefits:
Variable	$14,191	$797	$5	$14,993
Fixed	25,236	1,190	15	26,441

Total	$39,427	$1,987	$20	$41,434

	Three Months Ended September 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$33,721	$—	$—	$33,721
Institutional brokerage	31,326	—	—	31,326
Asset management fees	—	3,624	—	3,624
Net investment income	—	—	29	29
Net interest income, dividends and other	376	157	2,207	2,740

Total	65,423	3,781	2,236	71,440

Operating Expenses:
Variable	27,014	2,325	21	29,360
Fixed	45,406	3,188	444	49,038

Total	72,420	5,513	465	78,398

Pre-tax (loss) income	$(6,997)	$(1,732)	$1,771	$(6,958)

Compensation and benefits:
Variable	$20,004	$696	$20	$20,720
Fixed	24,717	1,483	209	26,409

Total	$44,721	$2,179	$229	$47,129

	Nine Months Ended September 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$81,377	$—	$—	$81,377
Institutional brokerage	75,259	—	—	75,259
Asset management fees	—	10,489	—	10,489
Net investment income	—	17	78	95
Net interest income, dividends and other	1,541	14	2,542	4,097

Total	158,177	10,520	2,620	171,317

Operating Expenses:
Variable	67,658	5,459	23	73,140
Fixed	134,153	7,793	520	142,466

Total	201,811	13,252	543	215,606

Pre-tax (loss) income	$(43,634)	$(2,732)	$2,077	$(44,289)

Compensation and benefits:
Variable	$45,995	$2,910	$19	$48,924
Fixed	82,031	4,191	323	86,545

Total	$128,026	$7,101	$342	$135,469

	Nine Months Ended September 30, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$50,275	$—	$—	$50,275
Institutional brokerage	104,332	—	—	104,332
Asset management fees	—	9,783	—	9,783
Net investment loss	—	—	(49)	(49)
Net interest income, dividends and other	865	507	2,706	4,078

Total	155,472	10,290	2,657	168,419

Operating Expenses:
Variable	63,209	6,654	45	69,908
Fixed	126,225	9,865	1,227	137,317
Impairment of intangible assets	—	5,350	—	5,350

Total	189,434	21,869	1,272	212,575

Pre-tax loss	$(33,962)	$(11,579)	$1,385	$(44,156)

Compensation and benefits:
Variable	$46,120	$1,702	$31	$47,853
Fixed	66,861	4,620	346	71,827

Total	$112,981	$6,322	$377	$119,680

10.	Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) required additional disclosure requirements for fair value measurements under ASC 820. The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements. Previous disclosure requirements allowed for the net presentation of these activities within a single item on the reconciliation. These changes were effective for reporting periods beginning after December 15, 2009. The adoption did not have a material impact on the Company’s financial statements.

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

Business Environment

During the third quarter of 2010, the U.S. equity markets recovered from the losses incurred during the second quarter. However, the quarter continued to demonstrate the significant uncertainty that still surrounds the strength of the economic recovery as investors were concerned of a possible double-dip recession in the U.S. economy. A weak domestic housing market despite record low mortgage interest rates, a high domestic unemployment rate, the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the global impact of European financial market instability resulting from high debt levels of certain members of the European Union have all contributed to this unsettled economic environment.

As previously disclosed, we expect economic conditions to remain challenging and volatile throughout the year, and our ability to complete investment banking transactions may continue to be negatively affected by uncertainty in the capital markets.

Executive Summary

For the three months ended September 30, 2010, our total revenues, net of interest expense, were $57.4 million, our pre-tax loss was $7.6 million and our net loss was $6.6 million, compared to total net revenues of $71.4 million, a pre-tax loss of $7.0 million and a net loss of $7.0 million for the three months ended September 30, 2009. Included in the three months ended September 30, 2010 net loss is a $1.0 million tax benefit as compared to a $12 thousand tax provision for the three months ended September 30, 2009. Our tax (benefit) provision for the three months ended September 30, 2010 and 2009 is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income.

For the nine months ended September 30, 2010, our total revenues, net of interest expense, were $171.3 million, our pre-tax loss was $44.3 million and our net loss was $40.6 million, compared to total net revenues of $168.4 million, a pre-tax loss of $44.2 million and a net loss of $44.9 million for the nine months ended September 30, 2009. Included in the nine months ended September 30, 2010 net loss is a $3.6 million tax benefit as compared to a $0.7 million tax provision for the nine months ended September 30, 2009.

Our results for the nine months ended September 30, 2010 include severance charges of $5.9 million, $4.3 million of which was incurred during the three months ended June 30, 2010. These charges are the result of steps taken that will reduce our annual fixed compensation cost run rate by approximately $15.0 million and better position our cost structure for future periods. As a result of these steps and other initiatives to reduce fixed costs, third quarter 2010 fixed costs were approximately $4.0 million lower than the second quarter of 2010. The reductions contributed to the improvement in our overall performance in the third quarter of 2010 at lower revenue levels than the third quarter of 2009.

The following is an analysis of our operating results by segment for the three and nine months ended September 30, 2010 and 2009.

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

	Three Months Ended September 30,
	2010	2009
Revenues, net of interest expense:
Investment banking	$29,789	$33,721
Institutional brokerage	23,445	31,326
Net interest income, dividends and other	537	376

Total	53,771	65,423

Operating Expenses:
Variable	19,588	27,014
Fixed	41,419	45,406

Total	61,007	72,420

Pre-tax loss	$(7,236)	$(6,997)

The pre-tax loss from our capital markets segment increased to $7.2 million for the three months ended September 30, 2010 from $7.0 million for the three months ended September 30, 2009. This increase in pre-tax loss is attributable to a decrease in revenues substantially offset by a decrease in both variable and fixed costs. Our institutional brokerage revenues decreased $7.9 million to $23.4 million for the three months ended September 30, 2010 from $31.3 million for the three months ended September 30, 2009, primarily as a result of an industry-wide decrease in overall trading volume and a decrease in trading gains from our convertible securities desk due primarily to narrower bid to offer spreads during the three months ended September 30, 2010.

Investment banking revenues decreased $3.9 million to $29.8 million during the three months ended September 30, 2010 from $33.7 million during the three months ended September 30, 2009. The results for the three months ended September 30, 2010 included the realization of $16.1 million of contingent revenue related to two previously completed transactions. The results for the three months ended September 30, 2009 include the completion of a $285 million sole-managed private equity offering in July 2009 as well as a higher volume of capital raising activity when compared to the three months ended September 30, 2010.

Variable expenses decreased $7.4 million, or 27.4%, in 2010 reflecting a decrease in variable compensation due to changes in variable compensation plans and a decrease in clearing and brokerage costs associated with the decline in institutional brokerage activity for the quarter. Fixed expenses decreased $4.0 million, or 8.8%, in 2010, attributable to a reduction in employees and other non-compensation cost reduction initiatives.

	Nine Months Ended September 30,
	2010	2009
Revenues, net of interest expense:
Investment banking	$81,377	$50,275
Institutional brokerage	75,259	104,332
Net interest income, dividends and other	1,541	865

Total	158,177	155,472

Operating Expenses:
Variable	67,658	63,209
Fixed	134,153	126,225

Total	201,811	189,434

Pre-tax loss	$(43,634)	$(33,962)

The pre-tax loss from our capital markets segment increased to $43.6 million for the nine months ended September 30, 2010 from $34.0 million for the nine months ended September 30, 2009. The increase in pre-tax loss is primarily attributable to an increase in fixed expenses of $8.0 million and variable expenses of $4.5 million partially offset by an increase in net revenues. Fixed expenses increased $8.0 million, or 6.3%, to $134.2 million for the nine months ended September 30, 2010 as compared to $126.2 million for the nine months ended September 30, 2009. The increase in fixed expenses is attributable to severance costs of $5.5 million and an increase in fixed compensation costs, reflecting the addition of senior employees to our investment banking group and the expansion of our trading platform since the third quarter of 2009. Partially reflected within the 2010 fixed expenses are the results of steps taken to reduce our annual fixed compensation cost run rate in order to better position our cost structure for future periods. Variable expenses increased $4.5 million, or 7.1%, in 2010 as a result of increased investment banking activity, including increased transaction related expenses.

Investment banking revenues increased $31.1 million for the nine months ended September 30, 2010 to $81.4 million as compared to $50.3 million for the nine months ended September 30, 2009. This increase is a result of increased capital raising activity; including fees earned from a June 2010 private placement that in-total raised in excess of $1.2 billion of equity capital.

Institutional brokerage revenues decreased $29.0 million, or 27.8%, to $75.3 million for the nine months ended September 30, 2010 as compared to $104.3 million for the nine months ended September 30, 2009. This decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by revenues from our credit and listed-options trading desks in the first nine months of 2010 as these desks were launched during the second half of 2009. The decrease in our commission revenues was the result of lower trading volumes in the equity markets.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 7.1% to $1.5 billion at September 30, 2010 from $1.4 billion at June 30, 2010 and increased 15.4% from $1.3 billion at December 31, 2009. The increase in mutual fund assets under management during the three months ended September 30, 2010 is primarily the result of an 11% increase in market value, offset partially by net redemptions of $77.2 million. The increase in mutual fund assets under management during the nine months ended September 30, 2010 is primarily the result of a 6%

increase in market value, as well as net inflows of $49.2 million, which included the addition of assets from the acquisition of the mutual fund operations of the Armed Forces Benefits Association 5Star Funds. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended September 30,
	2010	2009
Revenues, net of interest expense:
Asset management fees	$3,346	$3,624
Other	21	157

Total	3,367	3,781

Operating Expenses:
Variable	1,736	2,325
Fixed	2,213	3,188

Total	3,949	5,513

Pre-tax loss	$(582)	$(1,732)

The pre-tax loss from our asset management segment decreased to $0.6 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009. The decrease in pre-tax loss is a result of decreases in both fixed and variable expenses. The decreases in fixed and variable expenses were the result of non-compensation cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009. The decrease in asset management fees is a result of a decrease in our average assets under management during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

	Nine Months Ended September 30,
	2010	2009
Revenues, net of interest expense:
Asset management fees	$10,489	$9,783
Other	31	507

Total	10,520	10,290

Operating Expenses:
Variable	5,459	6,654
Fixed	7,793	9,865
Impairment of intangible assets	—	5,350

Total	13,252	21,869

Pre-tax loss	$(2,732)	$(11,579)

The pre-tax loss from our asset management segment decreased to $2.7 million for the nine months ended September 30, 2010 from $11.6 million for the nine months ended September 30, 2009. The pre-tax loss for the nine months ended September 30, 2009 included a $5.4 million impairment of an intangible asset related to a management contract for a money market mutual fund, which is not comparable to 2010. The decrease in pre-tax loss is also a result of decreases in both fixed and variable expenses, as well as increased asset management fees. The decreases in fixed and variable expenses were the result of cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009 and a reduction in employees associated with the elimination of our private client group in May 2009. Fixed expenses for the nine months ended September 30, 2010 include $0.3 million of severance that is not comparable to 2009. The increase in asset management fees was a direct result of an increase in our average assets under management during the first nine months of 2010 as compared to the first nine months of 2009.

The following table provides details relating to our assets under management (dollars in millions):

	September 30, 2010		December 31, 2009
	Gross(1)	Net(2)	Gross(1)	Net(2)
Mutual funds:
Equity	$1,339.6	$1,335.5	$1,325.9	$1,317.9
Balanced and fixed income	112.2	109.9	—	—
Private equity and hedge funds	6.9	6.0	10.1	9.3

Total	$1,458.7	$1,451.4	$1,336.0	$1,327.2

(1)	Gross assets under management represent the amount of actual gross assets of our mutual funds and proprietary investment partnerships, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit and any other liabilities.

Principal Investing

As of September 30, 2010, our principal investing activity consists primarily of investments in merchant banking and long-term equity investments and investments in mutual, hedge and venture funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2010	2009
Revenues, net of interest expense:
Net investment income	$30	$29
Net interest income, dividends and other	226	2,207

Total	256	2,236

Operating Expenses:
Variable	5	21
Fixed	26	444

Total	31	465

Pre-tax income	$225	$1,771

The pre-tax income from our principal investing segment decreased to $0.2 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. The decrease in pre-tax income is primarily attributable to the decrease in dividend income from merchant banking investments, partially offset by a decrease in operating expenses.

	Nine Months Ended September 30,
	2010	2009
Revenues, net of interest expense:
Net investment income (loss)	$78	$(49)
Net interest income, dividends and other	2,542	2,706

Total	2,620	2,657

Operating Expenses:
Variable	23	45
Fixed	520	1,227

Total	543	1,272

Pre-tax income	$2,077	$1,385

The pre-tax income from our principal investing segment increased to $2.1 million for the nine months ended September 30, 2010 from $1.4 million for the nine months ended September 30, 2009. The increase in pre-tax income is primarily attributable to the $0.7 million, or 58.3%, decrease in fixed expenses to $0.5 million for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009. The decrease in fixed expenses is associated with non-compensation cost reduction initiatives.

During the nine months ended September 30, 2009, we sold $454.3 million of mortgage-backed security positions and related hedging assets held as of December 31, 2008 and retired the repurchase agreements financing these positions resulting in net loss of $1.0 million, with no comparable activity in the nine months ended September 30, 2010. These losses were offset by gains from sales of merchant banking positions and the performance of investments in mutual funds during the nine months ended September 30, 2009.

Beginning in the third quarter of 2009, we have held short positions in certain exchange-traded funds in order to hedge the effects of the performance of our investments in mutual funds. As a result, subsequent to the second quarter of 2009, the net investment income (loss) from our mutual funds investments have not been significant. For the nine months ended September 30, 2009, we earned net investment income of $0.5 million related to our mutual fund investments.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $69.8 million as of September 30, 2010. Of this total, $68.6 million was held in the merchant banking portfolio and $1.2 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of September 30, 2010 (dollars in thousands):

	September 30, 2010
	Number of Shares	Original Cost Basis/ Principal	Adjusted Basis(1)	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking-marketable equity securities:
Cohen & Company, Inc.	32,000	$192	$192	$142

Total long-term investments, at fair value		$192	$192	$142

Other long-term investments:
Merchant banking—non-public securities:
Air Lease Corporation(2)	253,907	$5,074	$5,074	$5,074
Banctec, Inc.(3)	495,145	2,476	2,476	2,476
Cohen & Company, Inc. (Note)(3)	n/a	312	317	317
Diana Containerships, Inc.(3)	1,073,830	15,469	15,469	15,469
Ellington Financial LLC(3)	1,438,750	27,049	21,581	21,581
NBH Holdings Corp.(2)	1,019,625	19,866	19,866	19,866
North American Financial Holdings, Inc.(2)	183,615	3,672	3,672	3,672

Total		$73,918	$68,455	$68,455

Investment funds and other				1,251

Total other long-term investments				$69,706

(1)	Adjusted basis reflects the effects of other-than-temporary impairment charges, if any.
(2)	As of September 30, 2010, the sale of these shares was subject to restrictive covenants.
(3)	As of September 30, 2010, these securities cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions. As of October 8, 2010, shares of Ellington Financial LLC are tradable in a public market as a result of the completion of their initial public offering.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net loss decreased to $6.6 million in the third quarter of 2010 from $7.0 million in the third quarter of 2009. The decrease in net loss was primarily the result of the effects of cost reduction initiatives that have been implemented during 2010, including an approximate 15% reduction in our headcount since the beginning of the year. Our third quarter 2010 net loss also includes a $1.0 million tax benefit as compared to a $12 thousand tax provision in the third quarter of 2009. Our pre-tax loss increased to $7.6 million in the third quarter of 2010 from $7.0 million in the third quarter of 2009 as a result of a decrease in net revenues to $57.4 million in 2010 from $71.4 million in 2009, partially offset by a decrease in operating expenses to $65.0 million in 2010 from $78.4 million in 2009.

The pre-tax loss in our capital markets segment increased to $7.2 million during the third quarter of 2010 from $7.0 million during the third quarter of 2009 due to a decrease in institutional brokerage revenues and investment banking capital raising revenues, partially offset by a decrease in operating expenses. The pre-tax loss from our asset management segment decreased to $0.6 million during the third quarter of 2010 from $1.7 million during the third quarter of 2009 primarily due to a decrease in operating expenses, partially offset by a decrease in asset management fees. Pre-tax income from our principal investing segment decreased to $0.2 million during the third quarter of 2010 from $1.8 million during the third quarter of 2009, reflecting a decrease in dividend income, partially offset by a decrease in operating expenses for the third quarter of 2010 as compared to the same period in 2009.

Our net revenues decreased 19.6% to $57.4 million during the third quarter of 2010 from $71.4 million during the third quarter of 2009 due to the changes in revenues discussed below.

Capital raising revenues decreased to $23.1 million in the third quarter of 2010 from $29.0 million in the third quarter of 2009. Capital raising revenues for the third quarter of 2010 included $16.1 million representing the realization of contingent revenue related to two previously completed transactions. During the third quarter of 2009, we were the lead manager of four public equity offerings raising $309.7 million and sole manager of a $285 million private placement.

Advisory revenues increased 42.6% to $6.7 million in the third quarter of 2010 from $4.7 million in the third quarter of 2009. We completed eight assignments in the third quarter of 2010 as compared to five assignments in the third quarter of 2009.

Institutional brokerage revenues from agency commissions and principal transactions decreased 25.7% to $23.4 million in the third quarter of 2010 from $31.5 million in the third quarter of 2009. This decrease is primarily a result of an industry-wide decrease in overall trading volume and a decrease in trading gains from our convertible securities desk due primarily to narrower bid to offer spreads during the three months ended September 30, 2010.

Asset management fees decreased 8.3% to $3.3 million in the third quarter of 2010 from $3.6 million in the third quarter of 2009. This decrease is primarily attributable to a decrease in average mutual fund assets under management.

Net investment income was $47 thousand in the third quarter of 2010 compared to $29 thousand in the third quarter of 2009. Beginning in the third quarter of 2009, we have held short positions in certain exchange-traded funds in order to hedge the effects of the performance of our investments in mutual funds. As a result, subsequent to the second quarter of 2009, the net investment income (loss) from our mutual funds investments have not been significant. Also, there were no significant realized gains or losses from sales of merchant banking investments during the 2010 and 2009 periods.

Net interest income, dividends and other revenues decreased to $0.8 million in the third quarter of 2010 from $2.6 million in the third quarter of 2009. This decrease is primarily attributable to a reduction in dividend income related to one of our equity investments in our merchant banking portfolio.

Total non-interest expenses decreased 17.1% to $65.0 million in the third quarter of 2010 from $78.4 million in the third quarter of 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 12.1% to $41.4 million in the third quarter of 2010 from $47.1 million in the third quarter of 2009. This decrease is due to a $5.7 million decrease in variable compensation during the third quarter of 2010 due to decreased institutional brokerage and investment banking revenues for the period, as compared to the third quarter of 2009. Fixed compensation remained consistent at $26.4 million reflecting the effects of the overall reduction in workforce during the current quarter, offset by the addition of senior employees in our investment banking group and the expansion of our trading platform in prior periods. Fixed compensation for the third quarter of 2010 included severance of $0.6 million compared to $0.2 million in the third quarter of 2009.

Professional services expenses decreased 33.9% to $3.9 million in the third quarter of 2010 from $5.9 million in the third quarter of 2009 primarily due to the reduction in sub-advisory fees as a result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009 and due to non-recurring transaction costs of $0.5 million incurred as part of our acquisition of Watch Hill Partners, LLC in August 2009.

Business development expenses decreased 3.4% to $2.8 million in the third quarter of 2010 from $2.9 million in the third quarter of 2009. This decrease is primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 26.3% to $2.8 million in the third quarter of 2010 from $3.8 million in the third quarter of 2009. The decrease is primarily due to a lower volume of trading activity, especially in our convertible securities and equity trading desks.

Occupancy and equipment expenses decreased 35.2% to $5.9 million in the third quarter of 2010 from $9.1 million in the third quarter of 2009. The decrease in occupancy costs is a result of facility right-sizing initiatives along with other cost reduction initiatives since the third quarter of 2009.

Communications expenses decreased 3.8% to $5.1 million in the third quarter of 2010 from $5.3 million in the third quarter of 2009. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services, as a result of the reduction in our workforce since the beginning of 2010.

Other operating expenses decreased 27.9% to $3.1 million in the third quarter of 2010 from $4.3 million in the third quarter of 2009. The decrease in expenses is primarily due to a decrease in intangible asset amortization associated with our acquisition of Watch Hill Partners, LLC, as well as a decrease in corporate insurance costs.

Our income tax provision decreased to a $1.0 million tax benefit in the third quarter of 2010 from $12 thousand in the third quarter of 2009. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 12.9% and (0.2%) in the third quarters of 2010 and 2009, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods. The effective tax rate in third quarter of 2010 reflects the benefit of tax losses expected to be realized in this period.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net loss decreased to $40.6 million in the first nine months of 2010 from $44.9 million in the first nine months of 2009. Income taxes changed to a $3.6 million tax benefit in the first nine months of 2010 from a $0.7 million tax provision in the first nine months of 2009. Our pre-tax loss increased to $44.3 million in the first nine months of 2010 from $44.2 million in the first nine months of 2009.

Pre-tax loss from our capital markets segment increased to $43.6 million in the first nine months of 2010 from $34.0 million in the first nine months of 2009 due to a decrease in our institutional brokerage revenues and increases in operating expenses which included $5.5 million of severance charges, offset partially by increased revenues from investment banking. The pre-tax loss in our asset management segment decreased to $2.7 million in the first nine months of 2010 from $11.6 million in the first nine months of 2009 due to a $5.4 million impairment of an intangible asset related to a money market mutual fund management contract in 2009 that is not comparable to 2010, as well as reductions in operating expenses. Pre-tax income from our principal investing segment increased to $2.1 million during the first nine months of 2010 from $1.4 million during the first nine months of 2009, reflecting a decrease in operating expenses and an increase in net investment income, offset partially by a decrease in dividend income.

Our net revenues increased 1.7% to $171.3 million during the first nine months of 2010 from $168.4 million during the first nine months of 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased to $68.3 million in the first nine months of 2010 from $37.5 million in the first nine months of 2009. Our revenues from private placements during the first nine months of 2010 were $41.6 million compared to $25.4 million during the first nine months of 2009. During the first nine months of 2010, we recognized $16.1 million of contingent revenue related to two transactions completed in the previous year. Also, our aggregate transaction value on public offerings increased from the first nine months of 2009 to the first nine months of 2010.

Advisory revenues increased 3.1% to $13.1 million generated in the first nine months of 2010 from $12.7 million in the first nine months of 2009. We completed 14 assignments in the first nine months of 2010 as compared to 13 assignments in the first nine months of 2009.

Institutional brokerage revenues from agency commissions and principal transactions decreased 28.1% to $75.3 million in the first nine months of 2010 from $104.8 million in the first nine months of 2009. The decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by revenues from our credit and listed-options trading desks in the first nine months of 2010 following the launch of these two businesses during the second half of 2009. The decrease in our commission revenues was primarily the result of decreased volume in the equity markets.

Asset management fees increased 7.1% to $10.5 million in the first nine months of 2010 from $9.8 million in the first nine months of 2009. The increase is primarily attributable to an increase in average mutual fund assets under management.

Net investment income was $95 thousand in the first nine months of 2010 compared to a loss $49 thousand in the first nine months of 2009. Net investment income for the first nine months of 2010 is related to income from investment funds due to fund performance and the sale of certain merchant banking investments, partially offset by losses on short positions in certain exchange-traded funds that are intended to hedge the fund investments. Net investment loss for the first nine months of 2009 includes $1.0 million of realized losses on the sale of mortgage-backed securities and derivative assets, offset by the income from investment funds as a result of fund performance and gains from the sale of certain merchant banking investments.

Net interest income, dividends and other revenues increased to $4.1 million in the first nine months of 2010 from $3.8 million in the first nine months of 2009. This increase is primarily attributable to increased dividend income from certain merchant banking investments.

Total non-interest expenses increased 1.4% to $215.6 million in the first nine months of 2010 from $212.6 million in the first nine months of 2009. This increase was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses increased 13.2% to $135.5 million in the first nine months of 2010 from $119.7 million in the first nine months of 2009. This increase is primarily due to severance costs of $5.9 million, an increase in fixed compensation reflecting the effects of the addition of senior employees in our investment banking group and the expansion of our trading platform noted above. Partially reflected within the 2010 expense are the results of steps taken to reduce our annual fixed compensation cost run rate by approximately $15.0 million and better position our cost structure for future periods. Variable compensation increased $1.1 million due to an increase in net revenues.

Professional services expenses increased 3.3% to $15.5 million in the first nine months of 2010 from $15.0 million in the first nine months of 2009 primarily due to increased expenses related to investment banking transactions in 2010 as compared to 2009. Partially offsetting this increase was a decrease in sub-advisory fees related to our management of mutual funds, along with non-recurring transaction costs of $0.5 million incurred as part of our acquisition of Watch Hill Partners, LLC in August 2009. The reduction in sub-advisory fees is the result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses increased 15.2% to $10.6 million in the first nine months of 2010 from $9.2 million in the first nine months of 2009. This increase is primarily the result of increased costs associated with our investment banking transactions, partially offset by a decrease in costs associated with our involvement in what had been known as the PGA Tour’s FBR Open in 2009.

Clearing and brokerage fees decreased 8.3% to $9.9 million in the first nine months of 2010 from $10.8 million in the first nine months of 2009. This decrease is primarily the result of decreased equity trading volumes, offset partially by the initiation of non-exchange traded product lines with higher clearing costs during the second half of 2009.

Occupancy and equipment expenses decreased 25.4% to $18.5 million in the first nine months of 2010 from $24.8 million in the first nine months of 2009. The decrease in occupancy costs is a result of facility right-sizing initiatives along with other cost reduction initiatives over the past year.

Communications expenses decreased 2.6% to $15.2 million in the first nine months of 2010 from $15.6 million in the first nine months of 2009. The decrease in these expenses is primarily due to the effects of cost reduction initiatives over the past year and decreased costs related to market data and customer trading services.

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

Other operating expenses decreased 14.0% to $10.4 million in the first nine months of 2010 from $12.1 million in the first nine months of 2009. The decrease in expenses is primarily due to a decrease in corporate insurance costs as well as a decrease in intangible asset amortization associated with our acquisition of Watch Hill Partners, LLC.

Income taxes changed to a $3.6 million tax benefit in the first nine months of 2010 from a $0.7 million tax provision in the first nine months of 2009. Our tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 8.2% and (1.6%) in the first nine months of 2010 and 2009, respectively. These rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred in these periods. The effective tax rates for nine months ended September 30, 2010 and 2009 also reflect tax benefit of losses and the expected tax liability for these periods, respectively.

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

Cash Flows

As of September 30, 2010, our cash and cash equivalents totaled $177.2 million representing a net decrease of $98.3 million for the nine months ended September 30, 2010. The decrease is attributable to $63.9 million of cash used in operating activities, $21.9 million of cash used in investing activities and $12.5 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $63.9 million during the first nine months of 2010 compares to $27.5 million during the first nine months of 2009. The cash used in operating activities for the first nine months of 2010 reflects net operating losses and our payment of previously accrued compensation associated with prior year operating results partially offset by decreased capital investment in our trading businesses.

Net cash used in investing activities of $21.9 million during the first nine months of 2010 compares to net cash provided by investing activities of $462.9 million during the first nine months of 2009, reflecting the difference in investing activity during the periods. The 2010 activity reflects the purchase and sale of certain merchant banking investments while the 2009 activity reflects the sale of the remaining mortgage-backed securities held at December 31, 2008.

Net cash used in financing activities of $12.5 million during the first nine months of 2010 compares to net cash used in financing activities of $399.1 million during the first nine months of 2009. The 2010 activity primarily represents the repurchase of 2.8 million shares of our common stock. The 2009 activity reflects the sale of mortgage-backed securities and repayment of related repurchase agreement financings as discussed above, as well as the net effects of repurchasing 16.7 million shares of common stock from Arlington Asset Investment Corporation (our former majority shareholder) and completing a follow-on offering of 20.0 million shares of our common stock.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $177.2 million at September 30, 2010) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At September 30, 2010, we had no outstanding borrowings.

Assets

As of September 30, 2010, our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes, long-term investments and due from brokers, dealers and clearing organizations. As of September 30, 2010 and December 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $177.2 million and $275.5 million, respectively.

The decrease in our total assets to $426.7 million as of September 30, 2010 compared to $556.3 million as of December 31, 2009, is primarily the result of the decrease in cash and cash equivalents and a reduction of $57.7 million in trading-related assets associated with our credit-related trading activities.

As of September 30, 2010, our $69.8 million of long-term investments primarily consist of investments in non-public equity securities. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost, for impairment. If and when we determine that a decline in fair value less than our carrying value is “other-than-temporary”, we will reflect the reduction as an investment loss. Similarly, we review our portfolio of marketable equity securities on a quarterly basis. If we determine that a decline in value of an investment in a marketable equity security accounted for as available-for-sale below our cost basis is “other-than-temporary”, the loss will be recognized in the statement of operations during the period in which the liquidation or determination is made.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades. In addition, due to industry standards regarding required standard documentation and settlement procedures, we believe our exposure to default risk is low. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $23.7 million and $26.9 million, respectively, as of September 30, 2010. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2010, FBR & Co. had total regulatory net capital of $31.7 million, which exceeded its required net capital of $3.0 million by $28.7 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the nine months ended September 30, 2010, we repurchased 2,768,385 shares of our common stock in open market transactions at a weighted average share price of $5.16 per share for a total cost of $14.3 million. There were no repurchases of common stock during the three months ended September 30, 2010. In July 2010, the Board of Directors approved a 5,000,000 share increase to the number of shares of our common stock that we are authorized to repurchase.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at September 30, 2010 was approximately $437 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the nine months ended September 30, 2010. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the nine months ended September 30, 2010 was $149 thousand. Over the same period, the worst one-day trading revenues were $105 thousand which is below the $571 thousand daily trading loss implied by the average one-day VaR for the first nine months of 2010.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2010. The fair value of the $12.1 million of trading portfolio equity securities held would increase or decrease to $13.3 million and $10.9 million, respectively, and the fair value of the $69.8 million of long-term investments would increase or decrease to $76.8 million and $62.8 million respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2010 and December 31, 2009, we have recorded no liabilities with regard to this right. During the nine months ended September 30, 2010 and 2009, we did not make any payments to the clearing broker related to these guarantees. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2010, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2010, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits and arbitrations relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. On July 5, 2010, the District Court ruled that it would allow the plaintiffs to file a motion for leave to amend the complaint; the District Court is also allowing plaintiffs to file a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR & Co. is opposing those motions.

FBR & Co. has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBR & Co. is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBR & Co. are limited to Cambridge’s purchases of a combined $22 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBR & Co. has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

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

As of September 30, 2010, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

FBR Capital Markets Corporation

Date: November 8, 2010	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2010	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)