Form 10-K
period 2010-12-31
FBR CAPITAL MARKETS CORP
filed 2011-03-15
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR Capital Markets Corporation’s outstanding common stock held by non-affiliates as of June 30, 2010 was approximately $140.9 million. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR Capital Markets Corporation’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On February 28, 2011, there were 62,354,677 shares of FBR Capital Markets Corporation common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR Capital Markets Corporation 2010 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2011)	Part III, Items 10, 11, 12, 13 and 14

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

Our public internet site is http://www.fbr.com. We make available free of charge through our public internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our public internet site statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

We also make available on http://www.fbr.com (i) our Corporate Governance Guidelines, (ii) Statement of Business Principles (our code of business conduct and ethics), including any waivers, if any, therefrom granted to executive officers or directors, and (iii) the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning:

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

Through our principal operating subsidiaries, FBR Capital Markets & Co. (“FBR & Co.”), an SEC-registered broker-dealer, FBR Capital Markets International, Ltd. (“FBRIL”), a broker-dealer registered with the United Kingdom’s Financial Services Authority (“FSA”), and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), an SEC-registered investment adviser, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;

•	institutional sales and trading services focused on equities, equity-linked securities, listed options, high-yield bonds, senior debt and bank loans;

•	research coverage;

•	asset management services through a family of mutual funds; and

•	principal investment returns to our shareholders through merchant banking and other direct investments that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these sectors as our “core sectors.”

Our asset management business manages a family of mutual funds. As of December 31, 2010, we had approximately $1.6 billion in mutual fund assets under management.

We are a Virginia corporation that was initially formed as a consolidated subsidiary of Arlington Asset Investment Corp. (“Arlington Asset”), a separate publicly-traded corporation that invests primarily in mortgage-related assets. In July 2006, Arlington Asset contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” Since our July 2006 private offering, we have operated as an independent company with a separate board of directors. We became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBCM) in June 2007. In May 2009, we repurchased shares of our common stock from Arlington Asset and, in October 2009, Arlington Asset sold its remaining shares of our common stock in a secondary public offering.

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

Financial information concerning our company for the fiscal years ended December 31, 2010, 2009, and 2008, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 14 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking and institutional brokerage professionals through our U.S. and United Kingdom broker-dealer subsidiaries. These professionals provide investment banking services, including capital raising and financial advisory services for our corporate issuer clients, and institutional brokerage services including sales, trading, and research services, to our institutional investor clients. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs. Since January 2008, we have reduced our total number of employees and made adjustments to our variable cost structure to better align our overall cost structure with current market conditions, while at the same time adding capabilities in convertible securities sales and trading, loan trading, restructuring and liability management advisory services, and high yield debt and listed options sales and trading.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services in industry specific investment banking teams that operate across our core sectors: consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, healthcare, and TMT. These teams work closely with our equity, equity-linked and debt capital markets personnel in originating and executing capital markets transactions. In addition to our industry specific teams, our financial sponsors investment banking group delivers investment banking products and solutions to the private equity community and their portfolio companies, our M&A investment banking group delivers a broad range financial advisory services to our investment banking clients, and our restructuring finance and advisory group focuses on accessing the debt and equity capital markets to deliver client solutions inside and outside of insolvency proceedings.

As an investment bank with an ability to raise equity in the private capital markets, we are involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our investment banking clients with the financing and advisory services that they will need at all stages of their corporate lifecycle. We have made, and expect to continue making, opportunistic acquisitions to complement our investment banking platform to increase our product offerings and add to the coverage in our core industry groups.

Capital Raising. We have developed a strong market presence, primarily in a book-managing role, as a leading underwriter of equity securities in the United States. We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all backed by extensive due diligence. We offer a wide range of financial products and services designed to serve the needs of our investment banking clients, including private equity offerings, initial public, follow-on, and secondary offerings of common equity, convertible debt offerings, public and private preferred equity offerings, and high yield debt offerings and bank-loan syndication.

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

Institutional Brokerage and Research

Through our institutional brokerage professionals, we provide research and institutional sales and trading services to institutional investors in North America, Europe and elsewhere. We execute securities transactions for institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans, and our ability to work on multiple securities classes with clients enhances our overall brokerage relationships with our clients. We currently operate desks that cover the trading of equity securities, convertible securities, high-yield debt securities, loan products and listed options.

Institutional Brokerage. We believe our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries in which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and provide trade execution and sales and trading services to a diverse institutional client base. Many of our institutional clients have been long-standing investors in transactions that our investment banking teams have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

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

Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify attractive investment opportunities in the capital markets; and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

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

Asset Management

Our SEC registered investment adviser subsidiaries principally manage a family of mutual funds. We are focused on expanding our asset management business and strive to utilize our intellectual capital, relationships and other resources, to achieve this goal. As of December 31, 2010, we had $1.6 billion in assets under management.

At December 31, 2010, we managed client assets through our ten mutual fund product lines that cover a range of sectors and asset classes. Through strict attention to relative valuation and careful security selection, our actively managed mutual funds strive both to participate in rising markets and preserve capital in down markets.

Principal Investing

Our principal investing activity consists primarily of investments in merchant banking investments, investments in publicly traded companies, and investments in short-term liquid instruments. We have historically made merchant banking investments in selected transactions that our investment banking group underwrites. This strategy involves putting our capital to work alongside the capital of our institutional clients.

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

Compliance, Legal, and Risk Management

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, compliance personnel test for compliance by our personnel with our policies and procedures. Our legal personnel also provide legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

From 2008-2010, the financial services industry underwent a dramatic reshaping, as several major financial institutions consolidated, were forced to merge, declared bankruptcy, received substantial government assistance or were placed into conservatorship, all of which has resulted in significant upheaval in the competitive environment. These events accelerated a longstanding trend toward consolidation among companies in the financial services industry and created an environment of uncertainty among financial services firms of all sizes. As a full-service investment banking, institutional brokerage and asset management firm, all aspects of our business are intensely competitive. Our competitors are other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. Some of our competitors have fundamentally changed their respective business models over the past two years, including, in certain cases, becoming commercial banks, and there has been significant movement of personnel, both among firms as well as out of the industry altogether. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services, and recent developments could result in our remaining competitors gaining even greater capital and other resources. We believe that the principal factors that allow us to compete effectively include the strength and extent of our client relationships, our reputation, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

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

Employees

As of December 31, 2010, we had 501 employees, in comparison to the 595 employees we had as of December 31, 2009. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

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

We believe that at all times FBR & Co. and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA. A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in any of our broker-dealer subsidiaries’ net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to us and to our broker-dealer subsidiary.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted on July 21, 2010. Among other things, the legislation expands the authority of our existing regulators; broadens the reporting and regulation of executive compensation; and expand the standards for market participants in dealing with clients and customers. The specific impact of the Dodd-Frank Act on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years.

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

Risks Related to Adverse Market Conditions

Our businesses have been and may in the future be materially and adversely affected by financial market conditions and economic conditions generally.

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally. Although market valuations recovered strongly in 2010, the liquidity seen in the markets prior to 2008 has not yet returned. Lower levels of liquidity continue to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

Our investment banking revenues are directly related to the number and size of the transactions in which we participate. Future market downturns that affect the size and number of capital raising transactions will likely have a similar negative impact on our investment banking business. Sustained market downturns and credit market dislocations and liquidity issues in the future would also likely lead to a decline in the volume of secondary market trading that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our mutual fund product lines are based on the value of assets under management, a market downturn that reduces the value of assets under management would reduce the revenues we receive from our asset management business. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

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

Our people are our most valuable resource. Our ability to secure and maintain investment banking engagements depends upon the reputation, judgment, business generation capabilities and project execution skills of our professionals. Our professionals’ reputations and relationships with our clients are a critical element in obtaining and executing client engagements. Generally, we do not have employment or non-competition agreements with any of our professionals. We encounter intense competition for qualified professionals from other companies in the investment banking industry and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds. We may experience losses of investment banking, brokerage, research and other professionals and our failure to hire qualified professionals and retain our existing professionals may materially impede our success and growth. The departure or other loss of our key professionals who manage substantial client relationships or who possess substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations. In addition, if any of our investment bankers or members of our executive management team were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. We may not be able to prevent our investment bankers or the members of our executive management team from resigning to join our competitors or from forming a competing company.

We depend on relatively few industries to generate a significant percentage of our revenue, which may limit our revenues and net income and may adversely affect our operating results.

We are dependent on revenues related to securities issued by companies in specific industry sectors. The diversified industrials, energy and natural resources, and financial institutions sectors account for the majority of our investment banking, asset management, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

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

We have incurred losses in recent periods. For the year ended December 31, 2010, we had a net loss of $37.6 million. We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Our ability to develop our capital markets business depends upon expanding and enhancing the investment banking services we presently offer. We have recently added capabilities in restructuring, convertible securities sales and trading, bank loan syndication and trading, high yield debt sales and trading and listed options sales and trading. We intend to incur increased costs to support these capabilities. Our failure to successfully integrate these capabilities into our business could have an adverse impact on our business. Furthermore, our failure to develop these capabilities to satisfy anticipated near-term demand in our core sectors may harm our growth prospects.

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

We make merchant banking and principal investments that are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a further decline in market value of our investment securities may further reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

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

In addition, changes in interest rates may impact some of our merchant banking and/or principal equity investments in companies whose business models are sensitive to interest rates.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. Plaintiffs were granted leave by the District court to file a motion for leave to amend the complaint and a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR & Co. opposed those motions; briefing is complete and the motions were argued on November 3, 2010. The District Court’s decision is still pending.

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

On October 22, 2009, as a result of the sale by Arlington Asset of all of the remaining shares of our common stock then beneficially owned by it, we had an “ownership change” as defined in Internal Revenue Code section 382. Section 382 limits tax deductions for net operating losses (“NOL”), net capital losses (“NCL”) and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders over the relevant testing period.

Under the provisions of Section 13 of the Worker, Homeownership, and Business Act of 2009, enacted on November 6, 2009, we elected to use a five year carryback period for the domestic federal NOL incurred in 2008. As a result, we do not have any domestic federal NOL carryover that would be subject to limitations of section 382. As of the end of 2010, we had NCL carryovers and certain built-in losses that would be subject to an annual section 382 limitation.

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

As of December 31, 2010, Crestview, directly and indirectly, beneficially owned approximately 17% of the outstanding shares of our common stock, including stock options issued to them. We entered into a registration rights agreement with Crestview, dated as of July 20, 2006, with respect to the shares of our common stock beneficially owned by Crestview. The registration rights agreement contains certain demand and piggyback registration rights.

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

We have agreed, subject to the modification described below, to pay Crestview Advisors, L.L.C., an affiliate of Crestview, a $1.0 million annual strategic advisory fee and reimburse Crestview Advisors, L.L.C. for reasonable out-of-pocket expenses in exchange for ongoing strategic advice and assistance. This fee is payable for as long as Crestview beneficially owns at least 50% of the shares of our common stock that the Crestview affiliates purchased in our 2006 private offering. In September 2008, we granted Crestview Advisors, L.L.C. options to purchase 502,268 shares of our common stock at a price of $5.30 per share in lieu of cash payments for the strategic advisory fee for the period from October 1, 2008 through December 31, 2009. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. Based on Crestview’s election, in June 2010, the Company issued 153,846 such options to Crestview Advisors, L.L.C. valued at $0.2 million. The remaining $0.8 million of the 2010 strategic advisory fee will be payable in cash. Crestview Advisors, L.L.C. is not required to provide specified services to us or our affiliates, and we cannot assure you that this agreement will result in increased opportunities for any of our businesses or in the establishment of new relationships with potential clients or investors. To the extent that we do not capture the anticipated benefit of these services, our payment obligations under this agreement may impede our growth and negatively impact our operating results.

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

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, FINRA, FSA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The specific impact of the Dodd-Frank Act on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. Plaintiffs were granted leave by the District court to file a motion for leave to amend the complaint and a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR & Co. opposed those motions; briefing is complete and the motions were argued on November 3, 2010. The District Court’s decision is still pending.

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

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Select MarketSM under the symbol “FBCM” since our initial public offering on June 7, 2007 and traded on this exchange since June 8, 2007. As of February 28, 2011, there were 62,354,677 shares of our common stock outstanding and approximately 33 holders of record. The table below shows the high and low sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$4.10	$3.14
Third Quarter	3.76	3.13
Second Quarter	4.80	3.33
First Quarter	6.65	4.43

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$7.26	$5.60
Third Quarter	6.10	4.60
Second Quarter	6.40	3.19
First Quarter	5.15	1.98

Dividends

Our board of directors has not authorized and we have not declared or paid any cash dividends on our common stock. We do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future as we currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, where appropriate, repurchase shares.

Share Repurchases

The following table provides information on the Company’s share repurchases during the fourth quarter of 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2010	—	$—	—	5,650,500
November 1 to November 30, 2010	73,689	3.70	73,689	5,576,811
December 1 to December 31, 2010	355,300	3.82	355,300	5,221,511

Total	428,989	$3.80	428,989	5,221,511

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 5,221,511 remains as authorized to be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$98,768	$121,007	$76,377	$289,545	$190,576
Advisory	19,505	17,716	20,573	34,063	24,148
Institutional brokerage:
Principal transactions	22,227	40,271	20,261	10,152	5,814
Agency commissions	77,864	92,864	118,314	104,633	100,855
Mortgage trading interest income	—	—	—	—	51,148
Mortgage trading net investment loss	—	—	—	—	(3,298)
Asset management fees	14,097	13,244	15,883	23,950	21,198
Net investment income (loss)	9,218	1,577	(81,335)	(4,497)	3,372
Interest, dividends & other	4,908	5,806	24,292	27,050	24,826

Total revenues	246,587	292,485	194,365	484,896	418,639
Interest expense	—	252	12,457	5,337	54,543

Revenue, net of interest expense	246,587	292,233	181,908	479,559	364,096

Non-interest expenses:
Compensation and benefits	182,430	193,017	227,114	287,752	225,712
Professional services	18,529	23,971	34,895	45,303	43,712
Business development	14,936	13,770	30,057	37,356	33,772
Clearing and brokerage fees	13,129	13,945	14,010	12,373	11,715
Occupancy and equipment	25,595	33,655	33,244	33,197	30,039
Communications	20,067	21,304	24,183	22,434	20,039
Impairment of intangible assets	—	5,350	—	—	—
Other operating expenses	13,563	16,210	16,625	15,868	12,219

Total non-interest expenses	288,249	321,222	380,128	454,283	377,208

(Loss) income before income taxes	(41,662)	(28,989)	(198,220)	25,276	(13,112)
Income tax (benefit) provision	(4,104)	(1,338)	(3,490)	20,032	(3,271)

Net (loss) income	$(37,558)	$(27,651)	$(194,730)	$5,244	$(9,841)

Basic and diluted (loss) earnings per share	$(0.59)	$(0.46)	$(3.09)	$0.08	$(0.18)
Weighted-average shares (in thousands):(1)
Basic	63,546	60,094	63,056	64,123	54,137
Diluted	63,546	60,094	63,056	64,187	54,137

(1)	The weighted average shares outstanding used in the calculation of earnings per share for the year ended December 31, 2006, is presented assuming the issuance of 1,000 shares associated with our formation and 45,999,000 shares associated with the contribution transaction prior to our July 2006 private offering as of January 1, 2006 and the effect of 18,000,000 shares issued in our July 2006 private offering.

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$236,077	$275,506	$207,801	$383,558	$151,417
Mortgage-backed securities, at fair value	—	—	454,339	—	415,391
Financial instruments owned, at fair value	86,400	104,124	31,209	57,496	45,416
Other investment, at cost	45,224	33,974	27,919	45,637	5,107
Due from brokers, dealers, and clearing organizations	15,463	96,477	—	—	28,691
Other	48,303	46,244	79,101	122,041	113,397

Total assets	$431,467	$556,325	$800,369	$608,732	$759,419

Liabilities:
Securities sold but not yet purchased, at fair value	$55,444	$51,669	$8,325	$206	$202
Repurchase agreements	—	—	416,037	—	189,155
Accounts payable and other liabilities	77,209	94,989	69,271	94,274	85,674
Due to brokers, dealers, and clearing organizations	7,323	90,168	3,009	7,512	—

Total liabilities	139,976	236,826	496,642	101,992	275,031

Shareholders’ equity	291,491	319,499	303,727	506,740	484,388

Total liabilities and shareholders’ equity	$431,467	$556,325	$800,369	$608,732	$759,419

	Year ended December 31,
	2010	2009	2008	2007	2006
Statistical Data:
Total employees(1)	501	595	568	758	702
Net revenue per employee(2)	$450	$503	$274	$657	$498
Pre-tax (loss) return on average equity	(14)%	(9)%	(49)%	5%	(4)%
Compensation and benefits expense as a percentage of net revenues	74%	66%	125%	60%	62%

(1)	As of end of the period reported
(2)	Based on average of employees as of the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through our principal operating subsidiaries, FBR Capital Markets & Co. (“FBR & Co.”), an SEC-registered broker-dealer, FBR Capital Markets International, Ltd. (“FBRIL”), a broker-dealer registered with the United Kingdom’s FSA, and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), an SEC-registered investment adviser, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”), advisory, restructuring, liability management, recapitalization and strategic alternative analysis;

•	institutional sales and trading services focused on equity, equity-linked securities, high-yield bonds, senior debt and bank loans;

•	research coverage, and;

•	asset management services through a family of mutual funds; and

•	principal investment returns to our shareholders through merchant banking and other direct investments that we make utilizing our own capital.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). We collectively refer to these sectors as our “core sectors.”

On the asset management side of our business, through FBR Fund Advisers, we provide clients with a range of investment choices through The FBR Funds, a family of mutual funds. As of December 31, 2010, we had $1.6 billion in mutual fund assets under management.

Our business is comprised of three separate segments: capital markets, which includes investment banking and institutional brokerage (including institutional sales and trading and research); asset management; and principal investing (including merchant banking).

Business Environment

The environment for both equity and debt securities continued to improve throughout 2010. Valuations trended up throughout the year across most sectors as capital returned to the market. The performance of the credit markets was particularly strong as investors were attracted to high current returns offered in both high yield debt and bank loan markets. While the environment steadily improved for investors, the market continued to be impacted by elevated fears of event risk. This fear was exhibited clearly during the “flash crash” in May when major market indices fell by 9-10% intraday before recovering to finish down about 3%, in a significant one day drop. This event impacted investor confidence and the new issue markets for several weeks before the market’s appetite for risk began to return.

Despite the strong recovery in valuations in 2010, the market has yet to recapture the high level of liquidity it enjoyed prior to 2008. This lack of liquidity is a function of a number of factors, including the overall deleveraging that is a continuing impact of the severe market stress encountered in 2008 and early 2009. Lower levels of liquidity are negatively impacting trading volumes in the equity market, in particular, which has a direct negative impact on our cash equities trading business.

The recovery in securities markets and the continued quantitative easing by the Federal Reserve has led the overall U.S. economy to continue on its path to recovery. Thus far, the economic recovery has not been sufficient in magnitude or duration to lead to significant job growth and high levels of unemployment continue to be a risk to the economy’s ability to achieve a self-sustaining recovery. Despite historically low mortgage rates, a depressed housing market continues to be an added headwind to achieving consistent economic growth.

As we look forward into 2011, we expect the markets to continue to perform well during the Fed’s quantitative easing phase. In particular, we expect risk assets (equities and high yield debt) to benefit from historically low current yields offered as an alternative in the Treasury market and the related concern of potential losses should rates increase as the Federal Reserve ceases its purchases of Treasury debt as planned in the middle of this year. The outlook for late 2011 and 2012 is less clear and, we believe, is marked by specific risks, including: the end of the Fed purchases of U.S. Treasuries, continued high levels of unemployment, the continued overhang of foreclosed and unsold homes, the high cost of oil, world-wide sovereign debt challenges, political unrest in the Middle East, and, importantly, the ultimate deleveraging of the Federal Reserve balance sheet.

Despite the numerous issues confronting the financial markets and the economy, we believe that 2011 will present opportunities for issuers to access capital to meet refinancing and growth objectives at costs consistent with these objectives. We also expect the trading environment to continue be challenging, however we expect liquidity to slowly return to the equity markets as capital flows move away from fixed income and into equities. We continue to be cautious in our outlook because of both the fragility of the economic recovery in the U.S. and the heightened risks mentioned previously as markets continue to recover from a historic dislocation.

Executive Summary

For the year ended December 31, 2010, our total revenues, net of interest expense, were $246.6 million with a net loss of $37.6 million, compared to total net revenues of $292.2 million and a net loss of $27.7 million for the year ended December 31, 2009. For the year ended December 31, 2008, our total revenues, net of interest expense, were $181.9 million and our net loss was $194.7 million. The increase in our 2010 net loss as compared to 2009 is primarily the result of the decrease in our capital markets segment revenue from $272.7 million in 2009 to $220.5 million during 2010. Specifically, our investment banking revenue in 2010 decreased due to the fact that we raised less capital in sole book run transactions in 2010 as compared to 2009 and our institutional brokerage revenue in 2010 decreased due to an industry-wide decrease in equity and convertible trading volumes for the year.

Our results for the year ended December 31, 2010 include the effects of steps taken during the second half of the year to better position our cost structure for future periods. Specifically, we incurred severance charges of $6.5 million as a result of headcount reductions and incurred $1.1 million of impairment charges related to reductions in our leased office space. As a result of these and other actions, we have reduced our fixed costs by more than $20 million on an annualized basis as compared to the second quarter of 2010.

While we have reduced our overall headcount, we have added professionals that have expanded our capabilities in areas that we believe will provide additional revenues. Such capabilities, including restructuring, convertible debt, high yield debt, and bank loan syndication and trading, allow us to provide services to clients throughout their corporate lifecycle. In addition, as of December 31, 2010, we maintained a strong and liquid balance sheet with over $236 million of cash and no debt providing us with flexibility to continue to make investments in our businesses as opportunities present themselves.

The following is an analysis of our operating results by segment for the years ended December 31, 2010, 2009 and 2008.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT sectors. By their nature, our capital markets business activities are highly competitive and are subject to market conditions as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period. The following table provides a summary of our results within the capital markets segment (dollars in thousands).

	For the year ended December 31,
	2010	2009	2008
Revenues, net of interest expense:
Investment banking	$118,273	$138,723	$96,950
Institutional brokerage	100,091	132,629	137,263
Net interest income, dividends, and other	2,102	1,358	1,795

Total	220,466	272,710	236,008

Operating Expenses:
Variable	95,429	116,159	121,270
Fixed	173,354	176,103	224,789

Total	268,783	292,262	346,059

Pre-tax loss	$(48,317)	$(19,552)	$(110,051)

The pre-tax loss from our capital markets segment increased to $48.3 million in 2010 from $19.6 million in 2009. This increase is primarily attributable to a decrease in institutional brokerage and investment banking revenues offset partially by decreases in both variable and fixed costs. Institutional brokerage sales and trading revenues decreased $32.5 million as a result of reduced trading volumes industry-wide in equity and convertible markets during 2010.

Our investment banking revenues decreased to $118.3 million in 2010 as compared to $138.7 million in 2009, which is primarily attributable to our completion of a lower volume of sole-managed private placements in 2010 as compared to 2009. Our results for 2010 include the realization of $16.1 million of contingent revenue related to two capital raising transactions completed in 2009. During 2009, we completed three significant sole-managed private placement transactions raising approximately $2.0 billion for our clients associated with the recapitalization of the banking industry. While banking recapitalization transactions decreased during 2010, we partially offset this decrease by completing private placement transactions in the airline leasing, energy and diversified industrials industries.

Variable expenses in our capital markets segment decreased $20.7 million, or 17.8% in 2010, as a result of a comparable decrease in net revenues. This decrease is comprised primarily of a decrease in variable compensation of $21.4 million as well as clearing costs related to the decrease in trading volume. This decrease was partially offset by an increase in investment banking transaction costs due to the nature of certain transactions executed during the current year. Fixed expenses decreased $2.7 million, or 1.6% in 2010, which is attributable to a reduction in non-compensation costs of $12.6 million resulting from cost reduction initiatives including a decrease in leased office space and other costs directly attributable to the number of employees. These decreases were partially offset by severance charges of $6.0 million and a $1.1 million impairment charge related to leasehold improvements for office space that had been subleased to a third party.

The pre-tax loss from our capital markets segment decreased to $19.6 million for 2009 from $110.1 million for 2008. This decrease is primarily attributable to a $41.8 million increase in investment banking revenues during 2009, reflecting a higher volume of capital raising activity, and a $53.8 million reduction in operating expenses. Our institutional brokerage sales and trading revenues decreased to $132.6 million for 2009 as compared to $137.3 million for the year ended 2008. This decrease is primarily attributable to higher trading volume during the fourth quarter of 2008 as a result of significant volatility in the market partially offset by increased revenue from our convertible securities, credit, and listed option trading businesses in 2009. Fixed expenses decreased $48.7 million, or 21.7% in 2009, which is attributable to non-compensation cost reduction initiatives, a reduction in average employees, and a decrease in business development activities. The reduction in fixed costs reflects our actions during 2009 to size our business and cost structure to the current operating environment. Variable expenses decreased $5.1 million, or 4.2% in 2009, in contrast to a 15.6% increase in net revenues, reflecting initiatives undertaken to reduce compensation expense and costs associated with investment banking transactions.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 23.1% to $1.6 billion at December 31, 2010 from $1.3 billion at December 31, 2009. The increase in mutual fund assets under management is primarily the result of a 17% increase in market value, as well as net inflows of $44.0 million, which included the addition of assets from the acquisition of mutual fund operations of the Armed Forces Benefits Association 5 Star Funds. Our remaining assets under management are related to private investment and hedge funds that are in the process of being closed. These assets decreased to $4.3 million at December 31, 2010 from $9.3 million at December 31, 2009. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	For the year ended December 31,
	2010	2009	2008
Revenues, net of interest expense:
Asset management fees	$14,097	$13,244	$15,883
Net interest income and other	88	525	1,390

Total	14,185	13,769	17,273

Operating Expenses:
Variable	7,118	8,839	11,304
Fixed	9,908	13,027	20,880
Impairment of intangible assets	—	5,350	—

Total	17,026	27,216	32,184

Pre-tax loss	$(2,841)	$(13,447)	$(14,911)

The pre-tax loss from our asset management segment decreased to $2.8 million in 2010 compared to a pre-tax loss of $13.4 million in 2009. This decrease is primarily attributable to a $5.4 million impairment of an intangible asset related to the management contract for a money market mutual fund in 2009. The decrease in pre-tax loss is also a result of decreases in both fixed and variable expenses, as well as increased asset management fees. The decreases in fixed and variable expenses were the result of cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009 and a reduction in employees associated with the elimination of our private client group in May 2009. Fixed expenses for 2010 include $0.4 million of severance. The increase in asset management fees was a direct result of an increase in our average assets under management for year ended December 31, 2010 compared to prior year.

The pre-tax loss from our asset management segment decreased to $13.4 million in 2009 compared to $14.9 million in 2008. Our results for 2009 include a $5.4 million impairment of an intangible asset related to the management contract for a money market mutual fund noted above. The impairment was the result of factors such as significantly reduced yields on short-term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period. We also considered the cost structure of this fund, a forecasted continuation of a low rate environment for the fund’s investments and the forecasted ongoing waiver of our management fee in recognizing this impairment charge. Despite this impairment charge, we were able to decrease the pre-tax loss for this segment due to a decrease in fixed expenses as a result of cost reduction initiatives in non-compensation expenses and a reduction in employees.

The following provides details relating to our assets under management (dollars in millions):

	December 31, 2010		December 31, 2009
	Gross(1)	Net(2)	Gross(1)	Net(2)
Mutual funds:
Equity	$1,478.6	$1,470.6	$1,325.9	$1,317.9
Balanced and fixed income	113.0	112.1	—	—
Private equity and hedge funds	5.3	4.3	10.1	9.3

Total	$1,596.9	$1,587.0	$1,336.0	$1,327.2

(1)	Gross assets under management represent the amount of actual gross assets of our mutual funds and proprietary investment partnerships, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds.

Principal Investing

As of December 31, 2010, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2010	2009	2008
Revenues, net of interest expense:
Net investment income (loss)	$9,162	$1,577	$(79,551)
Net interest income, dividends, and other	2,774	4,177	8,178

Total	11,936	5,754	(71,373)

Operating Expenses:
Variable	276	109	55
Fixed	2,164	1,635	1,830

Total	2,440	1,744	1,885

Pre-tax income (loss)	$9,496	$4,010	$(73,258)

The following table details the components of net investment income/loss for the periods (dollars in thousands):

	For the year ended December 31,
	2010	2009	2008
Income (loss) on merchant banking and other equity investments and investment funds	$9,162	$3,079	$(5,066)
Other-than-temporary impairment losses on merchant banking and other equity investments	—	—	(41,458)
Realized loss on sales of mortgage-backed securities	—	(1,502)	(21,853)
Other-than-temporary impairment losses on mortgage-backed securities	—	—	(11,174)

Total	$9,162	$1,577	$(79,551)

The pre-tax income from our principal investing activities increased to $9.5 million for 2010 as compared to $4.0 million in 2009. This increase is primarily attributable to $9.2 million of net investment income during 2010 as compared to $1.6 million of net investment income for 2009, partially offset by a decrease in net interest income and dividends. For the year ended December 31, 2010, our net investment income consisted primarily of realized gains from the sales of equity investments.

The pre-tax income from our principal investing activities increased to $4.0 million in 2009 as compared to a pre-tax loss of $73.3 million in 2008. This change is primarily attributable to a $79.6 million net investment loss incurred during 2008 as compared to $1.6 million of net investment income in 2009 partially offset by a decrease in net interest income. The net investment loss in 2008 includes other-than-temporary impairment charges related to merchant banking and other equity investments and mortgage-backed securities that aren’t comparable to 2009.

For the year ended December 31, 2009, we generated income on equity investments and investment funds, consisting primarily of realized gains on sales and increases in the fair value of our seed investments in our mutual funds, of $3.1 million. This compares to losses on investment funds of $5.1 million as a result of market conditions during 2008.

The other-than-temporary impairment losses recorded for the year ended December 31, 2008 related to merchant banking and other equity investments reflect our assessment of the severity and duration of unrealized losses related to various securities. The recognition of these other-than-temporary impairment losses during 2008 was a result of economic and market conditions during that period and our assessment of these conditions, as well as other company-specific factors, relative to the various investments. Based on our consideration of comparable factors, there were no other-than-temporary impairment losses recorded for the years ended December 31, 2010 and 2009. In addition, during 2008 we realized losses of $21.9 million and recognized other-than-temporary impairment losses of $11.2 million associated with the actual and planned disposition of mortgage-backed securities held during the year. This compares to $1.5 million of realized losses related to the disposition during the first quarter of 2009 of the remaining mortgage-backed securities held at December 31, 2008.

Investments

The total value of our investment portfolio was $49.4 million as of December 31, 2010. Of this total, $45.2 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $3.6 million of marketable equity securities and $0.6 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of December 31, 2010 (dollars in thousands):

Merchant Banking and Other Investments

	December 31, 2010
	Number of Shares	Cost Basis	Carrying Value/ Fair Value
Merchant banking—non-public securities:
Air Lease Corporation(1)	253,907	$5,074	$5,074
Cohen & Company, Inc (Note)(2)	n/a	317	317
Diana Containerships, Inc(2)	1,073,830	15,469	15,469
NBH Holdings, Inc(1)	1,049,906	20,472	20,472
North American Financial Holdings, Inc.(1)	194,614	3,892	3,892

Total		$45,224	$45,224

Marketable equity securities, at fair value			3,623
Investment funds			555

Total investments			$49,402

(1)	As of December 31, 2010, the sale of these shares was subject to restrictive covenants.
(2)	As of December 31, 2010, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions. As of January 19, 2011, shares of Diana Containerships, Inc. are tradable in a public market as a result of the shares listing on NASDAQ.

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

In our principal investing activities, merchant banking and other investments are subject to market risk, as well as, any number of specific additional risks related to each investment. As a result, net investment income and dividends generated from these investments will vary and cannot be accurately predicted. Also, during the year ended December 31, 2008 and for the quarter ended March 31, 2009, our principal investing revenues included the results of mortgage-backed securities that were financed by repurchase agreement borrowings were subject to market risk and risks related to the terms and conditions of the financing agreements. During the first quarter of 2009, we sold our remaining leveraged mortgage-backed securities and retired the related repurchase agreement borrowings used to finance these securities.

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

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity securities and mortgage-backed securities, impairment losses related to investments in marketable and non-public equity securities and mortgage-backed securities, realized and unrealized gains and losses on investments held at broker-dealer subsidiaries and other investments designated as trading as well as income from investment funds.

We record in net investment income in our statements of operations changes in the net asset value of mutual, hedge, private equity and venture funds and other partnerships in which we have made investments.

Interest, Dividends & Other Income

Interest income and dividends includes interest earned on treasury management investments, which includes interest income earned on interest-bearing accounts and securities and dividends on merchant banking and other equity investments. Other income primarily includes other miscellaneous fees generated from non-core business activities.

Expenses

Interest expense includes the costs of repurchase agreement borrowings, as well as costs of subordinated credit lines, margin financing and other financings.

Compensation and benefits expense includes base salaries, non-cash expenses associated with all stock-based awards granted to employees, and incentive compensation. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, from time-to-time, severance charges related to reductions in our workforce will be included in this amount.

Professional services expenses include legal and consulting fees, recruiting fees, and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees are, to a large extent, variable with revenue.

Business development expenses include travel and entertainment expenses related to investment banking transactions, costs of investor conferences, sponsorships and advertising. Expenses that are directly related to investment banking transactions are variable with revenue.

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

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
Investment banking:
Capital raising	40.1%	41.4%	42.0%
Advisory	7.9%	6.1%	11.3%

Subtotal	48.0%	47.5%	53.3%

Institutional brokerage:
Principal transactions	9.0%	13.8%	11.1%
Agency commissions	31.6%	31.8%	65.0%

Subtotal	40.6%	45.6%	76.1%

Asset management fees	5.7%	4.5%	8.6%
Net investment income (loss)	3.7%	0.5%	(44.7)%
Interest, dividends & other	2.0%	2.0%	13.5%

Total revenues	100.0%	100.1%	106.8%
Interest expense	—	0.1%	6.8%

Revenues, net of interest expense	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	74.0%	66.0%	124.9%
Professional services	7.5%	8.2%	19.2%
Business development	6.1%	4.7%	16.5%
Clearing and brokerage fees	5.3%	4.8%	7.7%
Occupancy and equipment	10.4%	11.5%	18.3%
Communications	8.1%	7.3%	13.3%
Impairment of intangible assets	—	1.8%	—
Other operating expenses	5.5%	5.6%	9.1%

Total non-interest expenses	116.9%	109.9%	209.0%

Loss before income taxes	(16.9)%	(9.9)%	(109.0)%

Comparison of the Years Ended December 31, 2010 and 2009

Net loss increased to $37.6 million in 2010 from $27.7 million in 2009. Income tax benefit increased to $4.1 million in 2010 from $1.3 million tax benefit in 2009 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks.

Our pre-tax loss increased to $41.7 million in 2010 from $29.0 million in 2009. Pre-tax loss from our capital markets segment increased to $48.3 million in 2010 from $19.6 million in 2009 due to decreases in our institutional brokerage and investment banking revenues, partially offset by decreases in our operating expenses due to the impact of decreased revenues on variable costs and cost reduction initiatives. The pre-tax loss in our asset management segment decreased to $2.8 million in 2010 from $13.4 million in 2009 due to a $5.4 million impairment of an intangible asset related to a money market mutual fund management contract in 2009 that is not comparable to 2010, as well as increased management fee revenues and reductions in operating expenses. Pre-tax income from our principal investing segment increased to $9.5 million in 2010 from $4.0 million in 2009, reflecting an increase in net investment income, partially offset by a decrease in dividend income.

Revenues

Our net revenues decreased 15.6% to $246.6 million in 2010 from $292.2 million in 2009 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 18.3% to $98.8 million in 2010 from $121.0 million in 2009. Our revenues from private placements in 2010 were $79.6 million compared to $100.5 million in 2009. Our results for 2010 include the realization of $16.1 million of contingent revenue related to two transactions completed in 2009. During 2009, we completed three significant sole-managed private placement transactions raising approximately $2.0 billion for our clients associated with the recapitalization of the banking industry. While banking recapitalization transactions decreased during 2010, we partially offset this decrease by completing private placement transactions in the airline leasing, energy and diversified industrials industries.

Advisory revenues increased 10.2% to $19.5 million in 2010 from $17.7 million in 2009. We completed 20 assignments in 2010 as compared to 19 assignments in 2009.

Institutional brokerage revenues from agency commissions and principal transactions decreased 24.8% to $100.1 million in 2010 from $133.1 million in 2009. The decrease is primarily attributable to a reduction in revenues from our convertible securities and equities trading desks in 2010 partially offset by increased revenues from our listed-options trading desk in 2010 following the launch of this business during the second half of 2009. The decrease in our brokerage revenues was primarily the result of reduced trading volumes industry-wide in the equity and convertible markets during 2010.

Asset management fees increased 6.8% to $14.1 million in 2010 from $13.2 million in 2009. The increase is primarily attributable to an increase in average mutual fund assets under management. The increase in average assets under management was attributable to the overall performance of the funds and the addition of assets from the acquisition of mutual fund operations of the Armed Forces Benefits Association 5 Star Funds in the first quarter of 2010.

Net investment income was $9.2 million in 2010 compared to $1.6 million in 2009. Net investment income for 2010 includes gains related to sale of certain merchant banking investments and income from investment funds due to fund performance, partially offset by losses on short positions in certain exchange-traded funds that are intended to hedge the fund investments. Net investment income for 2009 includes income from investment funds as a result of fund performance and gains from the sale of certain merchant banking investments.

Net interest income, dividends and other revenues decreased to $4.9 million in 2010 from $5.6 million in 2009. This decrease is primarily attributable to decreased dividend income from certain merchant banking investments that declared lower dividends per share in 2010, offset partially by increased interest income from our convertible and credit trading positions.

Expenses

Total non-interest expenses decreased 10.3% to $288.2 million in 2010 from $321.2 million in 2009. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 5.5% to $182.4 million in 2010 from $193.0 million in 2009. This decrease is primarily attributable to a decrease in variable compensation of $20.6 million as a result of a decrease in net revenues in our capital markets segment. This decrease is partially offset by severance costs of $6.5 million relating to headcount reductions which will reduce our annual fixed compensation run rate and better position our cost structure for future periods.

Professional services expenses decreased 22.9% to $18.5 million in 2010 from $24.0 million in 2009 primarily due to decreased expenses related to corporate legal costs and consultant fees. Also contributing to the decrease, is the reduction in sub-advisory fees related to our management of mutual funds as a result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009. Partially offsetting these decreases was an increase in expenses related to investment banking transactions in 2010 as compared to 2009 due to the nature of certain transactions executed during the current year.

Business development expenses increased 8.0% to $14.9 million in 2010 from $13.8 million in 2009. This increase is primarily the result of increased costs associated with the development of new client relationships and our investment banking transactions, partially offset by a decrease in costs associated with our golf event sponsorship in 2009.

Clearing and brokerage fees decreased 5.8% to $13.1 million in 2010 from $13.9 million in 2009. This decrease is primarily the result of decreased equity trading volumes, offset partially by the initiation of non-exchange traded product lines with higher clearing costs during the second half of 2009.

Occupancy and equipment expenses decreased 24.0% to $25.6 million in 2010 from $33.7 million in 2009. The decrease in occupancy costs is a result of reductions in our leased office space along with other cost reduction initiatives. We incurred charges of $1.2 million in 2010 associated with lease terminations and the subleasing of certain office space compared to $3.0 million of similar charges in 2009.

Communications expenses decreased 5.6% to $20.1 million in 2010 from $21.3 million in 2009. The decrease in these expenses is primarily due to the effects of cost reduction initiatives over the past year and decreased costs related to market data and customer trading services.

During 2009, we recognized a $5.4 million impairment of an intangible asset related to a money market fund managed by us. The impairment was the result of factors such as significantly reduced yields on short-term government investments and the requirement for us to both waive our management fees and reimburse certain expenses of the fund resulting in the management contract becoming unprofitable for us in the period.

Other operating expenses decreased 16.0% to $13.6 million in 2010 from $16.2 million in 2009. The decrease in expenses is primarily due to a decrease in corporate insurance costs as well as a decrease in intangible asset amortization.

The income tax benefit increased to $4.1 million in 2010 from $1.3 million in 2009 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks. The income tax benefits for 2010 and 2009, include the benefit for federal net operating losses utilized as a result of carryback of $3.2 million and $6.9 million, respectively. Our effective tax rate was 9.8% in 2010 as compared to 4.6% in 2009. In addition to the effects of the valuation allowance, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”) as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. The effective tax rate for 2009 also differed from the statutory rate due to the expected tax liability related to domestic operations. Without these and other discrete items, our effective income tax rate would have been 36.4% and 33.2%, respectively, for the years ended December 31, 2010 and 2009.

At December 31, 2010, our net deferred tax assets totaled $88.4 million. We have established a full valuation allowance against these deferred tax assets based on the criteria in the ASC 740, “Income Taxes” (“ASC 740”). We reflect a net deferred tax liability of $0.2 million related to an indefinite-lived intangible which cannot serve as a source of future income for determination of our valuation allowance.

Comparison of the Years Ended December 31, 2009 and 2008

Net loss decreased to $27.7 million in 2009 from $194.7 million in 2008. Income tax benefit decreased to $1.3 million in 2009 from $3.5 million tax benefit in 2008 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks.

Our pre-tax loss decreased to $29.0 million in 2009 from $198.2 million in 2008. The decrease in pre-tax loss was primarily the result of the performance of our capital markets segment where, due to the increase in capital raising revenues, pre-tax loss decreased to $19.6 million during 2009 from $110.1 million during 2008. In addition, pre-tax income from our principal investing segment increased to pre-tax income of $4.0 million during 2009 from a pre-tax loss of $73.3 million during 2008, reflecting the effects of other-than-temporary impairments related to certain of our merchant banking investments, realized losses from sales and other-than-temporary impairments of mortgage-backed securities, and losses from investment funds in 2008 that are not comparable to 2009. The pre-tax loss from our asset management segment decreased to $13.4 million during 2009 from $14.9 million during 2008 as a result of decreased fixed costs partially offset by an impairment loss on a management contract intangible asset attributed to this segment of $5.4 million.

Revenues

Our net revenues increased 60.6% to $292.2 million during 2009 from $181.9 million during 2008 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased 58.4% to $121.0 million in 2009 from $76.4 million in 2008. Our revenues from 10 private placements completed during 2009 totaled $100.5 million as compared to $60.0 million in revenues from four private placements completed in 2008. Our 2009 capital raising revenues include $68.1 million from our completion of two large private placements. Also, our aggregate transaction value on lead- or co-lead-managed public offerings increased from 2008 to 2009.

Advisory revenues decreased 14.1% to $17.7 million generated in 2009 from $20.6 million in 2008. We completed 19 M&A and advisory assignments in 2009 as compared to 15 M&A and advisory assignments in 2008.

Institutional brokerage revenues from agency commissions and principal transactions decreased 4.0% to $133.1 million in 2009 from $138.6 million in 2008 as a result of decreases in overall trading volume and decreased volatility in the equity markets, partially offset by increased revenues from the integration of our convertible securities, credit, and listed-options trading platforms beginning in September 2008 and continuing throughout 2009.

Asset management fees decreased 17.0% to $13.2 million in 2009 from $15.9 million in 2008. The decrease is primarily attributable to the decrease in average mutual fund assets under management during 2009 partially offset by increased revenues related to 12b-1 fees associated with our acquisition of a mutual fund distribution business in the third quarter of 2008.

Net investment income was $1.6 million in 2009 compared to net investment loss of $81.3 million in 2008. This change is primarily attributable to income from investment funds as a result of fund performance and net gains from the sale of certain merchant banking investments and mortgage-backed securities in 2009 as compared to realized losses on sales and other-than-temporary impairment losses on mortgage-backed securities of $21.9 million and $11.2 million, respectively, and other-than-temporary impairment losses of $41.5 million on certain merchant banking and long-term investments during 2008.

Net interest, dividends and other revenues decreased 52.5% to $5.6 million in 2009 from $11.8 million in 2008. This decrease is primarily attributable to a reduction in net interest income as a result of the sale of our mortgage-backed securities positions in the first quarter of 2009, partially offset by increases in dividends received on certain merchant banking investments in 2009.

Expenses

Total non-interest expenses decreased 15.5% to $321.2 million in 2009 from $380.1 million in 2008. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 15.0% to $193.0 million in 2009 from $227.1 million in 2008. This decrease is primarily due to a $15.1 million decrease in fixed compensation and benefits due to a 22% reduction in average employees since the beginning of 2008 along with a $16.8 million decrease in severance costs in 2009 as compared to 2008.

Professional services expenses decreased 31.2% to $24.0 million in 2009 from $34.9 million in 2008 primarily due to decreased costs related to consultants, primarily associated with our cost reduction initiatives, a reduction in investment banking transaction costs, and a reduction in sub-advisory fees related to our management of mutual funds. The reduction in sub-advisory fees was the result of lower average mutual fund assets under management in 2009 compared to 2008 and our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009.

Business development expenses decreased 54.2% to $13.8 million in 2009 from $30.1 million in 2008. This decrease reflects the effects of our cost reduction initiatives and is primarily due to a decrease in costs associated with investor conferences and our involvement in what had been known as the PGA Tour’s FBR Open as well as an overall reduction in the costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 0.7% to $13.9 million in 2009 from $14.0 million in 2008. The decrease is due to decreased equity trading volumes.

Occupancy and equipment expenses increased 1.5% to $33.7 million in 2009 from $33.2 million in 2008. The increase is due to charges of $3.0 million associated with lease terminations and the subleasing of certain office space. An overall decrease in occupancy costs as a result of these reductions in leased office space along with other cost reduction initiatives over the past two years partially offset the termination charges incurred in 2009.

Communications expenses decreased 12.0% to $21.3 million in 2009 from $24.2 million in 2008. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past two years including decreased costs related to market data and customer trading services.

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

Other operating expenses decreased 2.4% to $16.2 million in 2009 from $16.6 million in 2008 due primarily to a decrease in corporate insurance costs partially offset by an increase in 12b-1 fees.

The income tax benefit decreased to $1.3 million in 2009 from $3.5 million in 2008 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks. The income tax benefits for 2009 and 2008, include a benefit for federal net operating losses utilized as a result of carryback of $6.9 million and $17.8 million, respectively. Our effective tax rate was 4.6% in 2009 as compared to 1.8% in 2008. In addition to the effects of the valuation allowance, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under ASC 718 as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. The effective tax rate for 2009 also differed from the statutory rate due to the expected tax liability related to domestic operations. Without these and other discrete items, our effective income tax rate would have been 33.2% and 39.6%, respectively, for the years ended December 31, 2009 and 2008.

At December 31, 2009, our net deferred tax assets totaled $82.3 million. We have established a full valuation allowance against these deferred tax assets based on the criteria in the ASC 740. We reflect a net deferred tax liability of $0.1 million related to an indefinite-lived intangible which cannot serve as a source of future income for determination of our valuation allowance.

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

Cash Flows

As of December 31, 2010, our cash and cash equivalents totaled $236.1 million representing a net decrease of $39.4 million for the year ended December 31, 2010. The decrease is primarily attributable cash used in operating activities of $33.4 million, which includes a cash operating loss of $31.0 million and $2.4 million of net changes in operating assets and liabilities. Cash used in financing activities of $13.7 million, primarily associated with the repurchase of our common stock, was partially offset by $7.7 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $33.4 million during 2010, compares to net cash provided by operating activities of $9.3 million during 2009. The cash used in operating activities for 2010 reflects net operating losses and our payment of previously accrued compensation associated with prior year operating results partially offset by decreased capital investment in our trading businesses.

Net cash used in financing activities of $13.7 million during 2010 compares to $397.6 million used during 2009. The 2010 activity primarily represents the repurchase of 3.2 million shares of our common stock for $15.9 million. The 2009 activity reflects the sale of mortgage-backed securities and repayment of related repurchase agreement financings, as well as the net effects of repurchasing 16.7 million shares of our common stock for $72.5 million from Arlington Asset, our former majority owner, and completing a follow-on offering of 20.0 million shares of our common stock for $90.1 million.

Net cash provided by investing activities of $7.7 million during 2010 compares to $456.0 million provided during 2009. The 2010 activity reflects the purchase and sale of certain merchant banking investments while the 2009 activity reflects the sale of the remaining mortgage-backed securities held as of December 31, 2008.

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

Net cash provided by our operating activities of $9.3 million during 2009, compares to $78.9 million of cash used in operating activities during 2008. This increase in operating cash flows reflects the effects of the increase in capital raising revenues during 2009 as compared to 2008 as well as the effects of cost reduction initiatives implemented over both of those years.

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

Similarly, the primary difference between the net cash used in financing activities of $397.6 million during 2009, as compared to net cash provided by financing activities of $382.9 million during 2008, relates to the partial financing of the mortgage-backed securities in 2008, as compared to sales of mortgage-backed securities and repayment of related repurchase agreement financings during 2009. Also, during 2009, we received net inflows of $18.4 million primarily as a result of our public, follow-on offering of common shares for $90.1 million offset partially by a repurchase of 16.7 million shares of our common stock for $72.5 million from Arlington Asset, our former majority owner.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $236.1 million at December 31, 2010), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2010, we had $236.1 million of available liquid capital and no outstanding borrowings.

Assets

As of December 31, 2010, our principal assets consist of cash and cash equivalents, receivables, trading securities and investments. As of December 31, 2010 and 2009, liquid assets consisted primarily of cash and cash equivalents of $236.1 million and $275.5 million, respectively.

The decrease in our total assets to $431.5 million as of December 31, 2010 compared to $556.3 million as of December 31, 2009, is primarily the result of an $81.0 million reduction in receivables from brokers, dealers and clearing organizations and a $39.4 million decrease in cash and cash equivalents discussed above. Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. A decrease in unsettled trades outstanding associated with these activities was the primary reason for the decrease in the receivable from and corresponding payable to brokers, dealers and clearing organization. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $11.4 million and $7.3 million, respectively, as of December 31, 2010 compared $92.5 million and $90.2 million, respectively, as of December 31, 2009. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of December 31, 2010, our $49.4 million of investments primarily consist of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2010, FBR & Co. had total regulatory net capital of $59.0 million, which exceeded its required net capital of $4.6 million by $54.4 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Equity Transactions

During 2010, we repurchased 3.2 million shares of our common stock in open market transactions at a weighted average share price of $4.97 per share for a total cost of $15.9 million. In July 2010, the Board of Directors approved a 5.0 million share increase to the number of shares of our common stock that we are authorized to repurchase. As of December 31, 2010, the Company has remaining authority to repurchase up to 5.2 million additional shares.

In October 2009, Arlington Asset and related affiliates, our former majority shareholder, sold 14.8 million shares of our common stock in an underwritten public offering. This transaction represented the sale of the remainder of their ownership position in us.

In May 2009, we repurchased 16.7 million shares of our common stock from Arlington Asset at $4.35 per share, for a total cost of $72.5 million. In June 2009, we completed a follow-on public offering in which we sold 20.0 million shares, at $4.65 per share, which raised $90.1 million in new capital and in which Arlington Asset sold 1.5 million shares of our common stock at the same price. Together, these two transactions along with a subsequent exercise of an overallotment in July 2009, in which an additional 411 thousand shares owned by Arlington Asset were sold, reduced Arlington Asset’s ownership stake to approximately 23% at that time.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to an investment partnership that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Minimum rental commitments(1)	$10,246	$9,135	$9,026	$8,242	$1,908	$3,509	$42,066
Capital commitments and other(2)	150	—	—	—	—	—	150

Total Contractual Obligations	$10,396	$9,135	$9,026	$8,242	$1,908	$3,509	$42,216

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases.
(2)	The table above excludes $0.4 million of uncalled capital commitments to an investment partnership that may be called over the next five years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include reserves for income taxes of $2.1 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at December 31, 2010 was approximately $323 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the year ended December 31, 2010. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the year ended December 31, 2010 was $146 thousand. Over the same period, the worst one-day trading revenues were $105 thousand which is below the $526 thousand daily trading loss implied by the average one-day VaR for 2010.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2010. The fair value of the $14.2 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $15.6 million and $12.8 million, respectively, and the fair value of the $49.8 million of other equity investments would increase or decrease to $54.8 million and $44.8 million, respectively.

Except to the extent that we sell our equity securities designated as available-for-sale or our other equity investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings. However, an increase or decrease in the value of trading securities held by broker-dealer subsidiaries, investment securities designated as trading, or investment funds will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2010 and 2009, we have recorded no liabilities with regard to this right. During the years ended December 31, 2010, 2009 and 2008, we did not incur any significant costs, with regard to this right. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives such as credit default swaps.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bonds and syndicated loan trades. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom we have outstanding bank loan trades.

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

Level 3 Inputs—Unobservable inputs for the asset or liability, including significant assumptions by us and other market participants.

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options, and exchange-traded funds—We classify marketable equity securities, listed options, and exchange-traded funds within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, we analyze various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Convertible and fixed income debt instruments—We classify convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Other—We invest in proprietary investment funds that are valued at NAV determined by the fund administrator. Investments in mutual funds are classified within Level 1 of the fair value hierarchy because investments within the funds are primarily exchange-traded securities and no restrictions exist on the redemption of the amounts invested by us. For investments in non-registered investment companies (private equity and fund of funds), we classify these investment within Level 3 as the underlying securities held by these investment companies are primarily private-equity securities and restrictions exist on the redemption of amounts invested by us. As a practical expedient, we rely on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Securities and Principal Investments

Trading securities and investments owned by our broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the statements of operations. Realized and unrealized losses from such other investments are reflected in net investment income in the statements of operations.

Marketable equity, debt, and asset-backed securities held for investment purposes at non-broker-dealer subsidiaries are designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer subsidiaries are carried at cost.

We evaluate available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our investments in marketable equity securities designated as available-for-sale can fluctuate significantly. The value of our investments in securities of non-public companies can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions by us and consideration of the liquidity and size of our position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income (loss) in the statement of operations.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recognized as an other-than-temporary impairment loss at the time the determination is made.

Realized gains and losses on sales of non-asset-backed securities are determined using the specific identification method. The Company held mortgage-backed securities for the year ended December 31, 2008 and through the period ended February 2009, realized gains and losses on these mortgage-backed securities transactions were determined based on average cost.

As of December 31, 2010, we held $3.6 million of investments in marketable equity securities accounted for under ASC 320 and $45.2 million of non-public equity securities held in non-broker dealer subsidiaries. As of December 31, 2010, we evaluated our portfolio of available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairments. Based on this evaluation, we do not consider any of our investments in loss positions to be other than temporarily impaired.

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the guidance in ASC 740, it is more likely than not that they will not be realized. Our 2010 tax benefit reflects a full valuation allowance on tax benefits attributable to losses that are not realizable through loss carrybacks. At December 31, 2010, our net deferred tax assets totaled $88.4 million offset by a full valuation allowance. In addition, we have a $0.2 million net deferred tax liability due to the existence of a deferred tax liability on an indefinite-lived intangible which cannot serve as a source of future income for determination of our valuation allowance.

Intangible Assets

Our intangible assets consist of goodwill from a business combination and intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurs that may indicate impairment. The assessment of goodwill is performed at the reporting unit level. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. The carrying value of goodwill and intangible assets with finite useful lives was $5.9 million and $2.6 million, respectively, as of December 31, 2010. As of December 31, 2010, there were no significant indicators of impairment relating to these assets.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.3	Registration Rights Agreement, dated January 26, 2009, between the Registrant and Friedman, Billings, Ramsey Group, Inc.(8)

4.4	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(9)

4.5	Form of Senior Indenture.(11)

4.6	Form of Subordinated Indenture.(11)

4.7	Form of Subscription Agreement by and between FBR Capital Markets Corporation and purchasers of common stock of FBR Capital Markets Corporation in connection with the closing of the transactions contemplated by the Watch Hill Purchase Agreement.(12)

10.1	2006 Long-Term Incentive Plan (as Amended and Restated Effective June 3, 2010).(13)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

10.4	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.6	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.7	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.8	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

Exhibit Number	Description
10.9	Amendment No. 2 to Professional Services Agreement, dated June 14, 2010, between Registrant and Crestview Advisors, L.L.C.(14)
10.10	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.11	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.(2)†

10.12	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.13	Description of the Registrant’s 2008 Incentive Compensation Program.(4)†

10.14	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.15	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.16	Form of Amendment to Original 2008 Performance RSU Award Agreement.(6)†

10.17	Form of August 2008 Performance RSU Award Agreement.(6)†

10.18	Form of Stock Option Agreement.(6)†

10.19	Form of Restrictive Covenant Agreement.(6)†

10.20	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.21	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.22	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(9)

10.23	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.24	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.25	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.26	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.27	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.28	Form of LTIP RSU Award Agreement.(10)†

10.29	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.30	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.31	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(10)†

Exhibit Number	Description
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 8, 2009, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-159415), which was initially filed with the SEC on May 22, 2009, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-161416), which was initially filed with the SEC on August 18, 2009, as amended, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 8, 2010, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 14, 2010, and incorporated herein by reference.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR CAPITAL MARKETS CORPORATION

Date: March 15, 2011	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RICHARD J. HENDRIX RICHARD J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 15, 2011

/S/ BRADLEY J. WRIGHT BRADLEY J. WRIGHT	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 15, 2011

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 15, 2011

/S/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman and Director	March 15, 2011

/S/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	March 15, 2011

/S/ ADAM J. KLEIN ADAM J. KLEIN	Director	March 15, 2011

/S/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	March 15, 2011

/S/ RALPH S. MICHAEL, III RALPH S. MICHAEL, III	Director	March 15, 2011

/S/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	March 15, 2011

/S/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	March 15, 2011

FBR CAPITAL MARKETS CORPORATION

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

FBR Capital Markets Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR Capital Markets Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 15, 2011

FBR CAPITAL MARKETS CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$236,077	$275,506
Receivables:
Due from brokers, dealers and clearing organizations	15,463	96,477
Customers	10,280	6,425
Due from affiliates	701	567
Other	10,934	8,759
Financial instruments owned, at fair value	86,400	104,124
Other investments, at cost	45,224	33,974
Goodwill	5,882	5,882
Intangible assets, net	2,583	2,542
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	9,741	15,172
Prepaid expenses and other assets	8,182	6,897

Total assets	$431,467	$556,325

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$55,444	$51,669
Accrued compensation and benefits	53,305	72,537
Accounts payable, accrued expenses and other liabilities	23,904	22,452
Due to brokers, dealers and clearing organizations	7,323	90,168

Total liabilities	139,976	236,826

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 61,717,837 and 64,064,784 shares issued and outstanding, respectively	62	64
Additional paid-in capital	424,641	429,052
Employee stock loan receivable, including accrued interest (115,950 and 57,500 shares, respectively)	(706)	(391)
Restricted stock units	34,239	19,979
Accumulated other comprehensive loss, net of taxes	(53)	(71)
Accumulated deficit	(166,692)	(129,134)

Total shareholders’ equity	291,491	319,499

Total liabilities and shareholders’ equity	$431,467	$556,325

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Investment banking:
Capital raising	$98,768	$121,007	$76,377
Advisory	19,505	17,716	20,573
Institutional brokerage:
Principal transactions	22,227	40,271	20,261
Agency commissions	77,864	92,864	118,314
Asset management fees	14,097	13,244	15,883
Net investment income (loss)	9,218	1,577	(81,335)
Interest income, dividends, and other	4,908	5,806	24,292

Total revenues	246,587	292,485	194,365
Interest expense	—	252	12,457

Revenues, net of interest expense	246,587	292,233	181,908

Non-Interest Expenses:
Compensation and benefits	182,430	193,017	227,114
Professional services	18,529	23,971	34,895
Business development	14,936	13,770	30,057
Clearing and brokerage fees	13,129	13,945	14,010
Occupancy and equipment	25,595	33,655	33,244
Communications	20,067	21,304	24,183
Impairment of intangible assets	—	5,350	—
Other operating expenses	13,563	16,210	16,625

Total non-interest expenses	288,249	321,222	380,128

Loss before income taxes	(41,662)	(28,989)	(198,220)
Income tax benefit	(4,104)	(1,338)	(3,490)

Net loss	$(37,558)	$(27,651)	$(194,730)

Basic and diluted loss per share	$(0.59)	$(0.46)	$(3.09)

Basic weighted average shares outstanding (in thousands)	63,546	60,094	63,056

Diluted weighted average shares outstanding (in thousands)	63,546	60,094	63,056

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Loss
Balances at December 31, 2007	66,003	$66	$412,805	$—	$—	$622	$93,247	$506,740

Net loss	—	—	—	—	—	—	(194,730)	(194,730)	$(194,730)
Reimbursement to affiliates	—	—	(183)	—	—	—	—	(183)
Issuance of common stock, net of forfeitures	538	1	11,453	—	—	—	—	11,454
Repurchase of common stock	(6,749)	(7)	(33,893)	—	—	—	—	(33,900)
Stock compensation expense for options granted to purchase common stock	—	—	5,877	—	—	—	—	5,877
Issuance of restricted stock units	—	—	—	9,309	—	—	—	9,309
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(840)	—	(840)	(840)

Comprehensive loss									$(195,570)

Balances at December 31, 2008	59,792	$60	$396,059	$9,309	$—	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	—	(27,651)	(27,651)	$(27,651)
Contribution from FBR TRS Holdings, Inc.	—	—	34	—	—	—	—	34
Issuance of common stock, net of forfeitures	20,940	21	100,852	(1,540)	(391)	—	—	98,942
Repurchase of common stock	(16,667)	(17)	(73,455)	—	—	—	—	(73,472)
Stock compensation expense for options granted to purchase common stock	—	—	5,562	—	—	—	—	5,562
Issuance of restricted stock units	—	—	—	12,210	—	—	—	12,210
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	147	—	147	147

Comprehensive loss									$(27,504)

Balances at December 31, 2009	64,065	$64	$429,052	$19,979	$(391)	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(37,558)	(37,558)	$(37,558)
Issuance of common stock, net of forfeitures	850	1	6,655	(4,453)	(315)	—	—	1,888
Repurchase of common stock	(3,197)	(3)	(15,902)	—	—	—	—	(15,905)
Stock compensation expense for options granted to purchase common stock	—	—	4,836	—	—	—	—	4,836
Issuance of restricted stock units	—	—	—	18,713	—	—	—	18,713
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	18	—	18	18

Comprehensive loss									$(37,540)

Balances at December 31, 2010	61,718	$62	$424,641	$34,239	$(706)	$(53)	$(166,692)	$291,491

The accompanying notes are an integral part of these consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(37,558)	$(27,651)	$(194,730)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	7,471	10,983	10,814
Income tax provision—deferred	149	356	17,698
Net investment (income) loss from investments and mortgage-backed securities.	(9,218)	(1,577)	81,335
Stock compensation	20,237	20,200	18,953
Impairment of intangible assets	—	5,350	—
Securities received in lieu of cash	(14,068)	—	—
Other	1,955	1,704	451
Changes in operating assets
Receivables
Brokers, dealers and clearing organizations	81,014	(96,476)	—
Customers	(4,821)	(3,573)	(5,352)
Affiliates	36	2,506	3,493
Interest, dividends and other	(2,137)	17,108	(7,607)
Trading account securities	12,708	(76,525)	(10,067)
Prepaid expenses and other assets	(1,434)	7,167	2,502
Changes in operating liabilities
Trading account securities sold but not yet purchased	11,331	35,788	8,118
Accounts payable, accrued expenses and other liabilities	(1,488)	(4,495)	(5,288)
Accrued compensation and benefits	(14,770)	31,282	4,785
Brokers, dealers and clearing organizations	(82,845)	87,159	(3,988)

Net cash (used in) provided by operating activities	(33,438)	9,306	(78,883)

Cash flows from investing activities
Purchases of investment securities and other investments	(32,855)	(10,150)	(6,748)
Proceeds from sales of and distributions from investments	51,672	12,009	16,894
Securities sold but not yet purchased, net	(7,812)	5,933	—
Purchases of furniture, equipment, software, and leasehold improvements	(2,777)	(1,336)	(4,780)
Acquisition of net assets	(488)	(3,311)	(461)
Purchases of mortgage-backed securities	—	—	(899,953)
Receipt of principal payments on mortgage-backed securities	—	2,441	54,380
Proceeds from sales of mortgage-backed securities	—	450,396	360,930

Net cash provided by (used in) investing activities	7,740	455,982	(479,738)

Cash flows from financing activities
Repurchases of common stock	(15,905)	(73,472)	(33,900)
Proceeds from sales of common stock	2,140	91,926	791
Proceeds from repayment of employee stock purchase plan.	34	—	—
Decrease in due to affiliates, net	—	—	(64)
(Repayment of) proceeds from repurchase agreements, net	—	(416,037)	416,037

Net cash (used in) provided by financing activities	(13,731)	(397,583)	382,864

Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(39,429)	67,705	(175,757)
Cash and cash equivalents, beginning of period	275,506	207,801	383,558

Cash and cash equivalents, end of period	$236,077	$275,506	$207,801

Supplemental cash flows disclosures
Income tax payments	$5,077	$25	$563
Interest payments	—	255	12,384
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$14,068	$—	$5,000

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

FBR & Co. is an SEC-registered broker-dealer and member of Financial Industry Regulatory Authority Inc. (“FINRA”). FBR & Co. acts as an introducing broker and forwards all transactions to clearing brokers on a fully disclosed basis. FBR & Co. does not hold funds or securities for, nor owe funds or securities to, customers. In addition, FBR & Co. provides capital raising and advisory services. FBRIL, headquartered in United Kingdom, is an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. The Company conducts its syndicated loan trading activity at FBRLT.

FBRFA is an SEC-registered investment adviser that manages The FBR Funds, a family of mutual funds. FBRIS, an SEC-registered broker-dealer and member of FINRA, is the Distributor of The FBR Funds.

FBRPT holds and manages the Company’s portfolio of investments which includes certain merchant banking investments.

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

Nature of Operations

The Company’s principal business activities, including capital raising, securities sales and trading, merger, acquisition and advisory services, proprietary investments, and other asset management services, are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the following industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”) sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking and fees from asset management are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues may vary significantly from period to period and year-to-year.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2010, 2009 and 2008 investment banking revenue accounted for 48.0%, 47.5% and 53.3%, respectively, of the Company’s revenues, net of interest expense. For the year ended December 31, 2008, revenues net of interest expense includes a net investment loss of $81,335. This net investment loss has a significant impact on the comparability of the 2008 percentage to other years.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to previously reported balances on the balance sheet to conform to the current presentation. These reclassifications had no impact on total assets, liabilities, or shareholders’ equity as of December 31, 2010 and 2009.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and market information (when available) and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2010 and 2009, approximately 38% and 74%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

The Company determines fair values for the following assets and liabilities:

Equity, listed option, and exchange-traded fund securities—The Company classifies marketable equity securities, listed options, and exchange-traded funds within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Convertible and fixed income debt instruments—The Company classifies convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Other—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. Investments in mutual funds are classified within Level 1 of the fair value hierarchy because investments within the funds are primarily exchange-traded securities and no restrictions exist on the redemption of the amounts invested by the Company. For investments in non-registered investment companies (private equity and fund of funds), the Company classifies these investment within Level 3 as the underlying securities held by these investment companies are primarily private-equity securities and restrictions exist on the redemption of amounts invested by the Company.

As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$236,077	$236,077	$275,506	$275,506
Non-interest bearing receivables	21,915	21,915	15,751	15,751
Financial instruments owned, at fair value	86,400	86,400	104,124	104,124
Other investments, at cost	45,224	45,224	33,974	33,974
Financial liabilities
Securities sold but not yet purchased, at fair value	55,444	55,444	51,669	51,669

Securities and Principal Investments

Trading securities and investments owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the statements of operations. Realized and unrealized losses from such long term investments are reflected in net investment income in the statements of operations.

Marketable equity, debt, and asset-backed securities held for investment purposes at non-broker-dealer subsidiaries are designated as either available-for-sale or trading investments pursuant to Accounting Standards Codification (“ASC”) 320 “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer subsidiaries are carried at cost.

The Company evaluates available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our investments in marketable equity securities designated as available-for-sale can fluctuate significantly. The value of our investments in securities of non-public companies can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions of the Company and consideration of the liquidity and size of the Company’s position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income (loss) in the statement of operations.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recognized as an other-than-temporary impairment loss at the time the determination is made.

Realized gains and losses on sales of equity securities are determined using the specific identification method. The Company held mortgage-backed securities for the year ended December 31, 2008 and through the period ended February 2009, realized gains and losses on these mortgage-backed securities transactions were determined based on average cost.

For restricted shares, including private company shares, these investments by their nature have limited or no price transparency. Adjustments to carrying value may be based on third-party transactions evidencing a change in value and output from the Company’s valuation models and estimates of fair value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

The Company’s investments in proprietary investment funds includes mutual funds, private equity and fund of funds. These investments are comprised of registered and non-registered investment companies that report a net asset value or equivalent (“NAV”) to investors representing the fair value of the underlying investments held by the funds. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the statements of operations.

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

Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. Based on the terms and conditions of the Company’s agreements with its clearing broker, the amount receivable from the clearing broker represents proceeds from unsettled securities sold and less amounts payable for unsettled securities purchased by the Company. The amounts payable are collateralized by securities owned by the Company. In addition, these balances include unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets.

Intangible Assets

The Company’s intangible assets consist of goodwill and intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurs that may indicate impairment. The assessment of goodwill is performed at the reporting unit level. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

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

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company’s investment securities accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the years ended December 31, 2010, 2009 and 2008, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,546	63,546	60,094	60,094	63,056	63,056
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,546	63,546	60,094	60,094	63,056	63,056

Net loss applicable to common stock	$(37,558)	$(37,558)	$(27,651)	$(27,651)	$(194,730)	$(194,730)

Loss per common share	$(0.59)	$(0.59)	$(0.46)	$(0.46)	$(3.09)	$(3.09)

The following table present the number of antidilutive stock options, unvested restricted stock and RSUs for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Stock Options—Employees and directors	7,979	7,477	5,912
Stock Options—Non-employee	3,256	3,102	3,102
Restricted Stock, unvested	658	1,361	1,626
Restricted Stock Units, unvested	8,231	7,338	5,580

Total	20,124	19,278	16,220

Recent Accounting Pronouncements

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

In October 2009, Arlington Asset and related affiliates (collectively, the Company’s former majority shareholder), sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. As a result of this sale, Arlington Asset no longer maintains an ownership interest in the Company. Subsequent to this sale, the Company’s relationship with Arlington Asset has been limited to subleasing certain office space to Arlington Asset at a market rate. The paragraphs that follow provide additional detail regarding our historical relationship with Arlington Asset, including amounts reflected in our 2009 and 2008 financial statements.

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

In connection with the services agreement and the transition services agreement, during the years ended December 31, 2009 and 2008, the Company’s operating expenses are reported net of $370 and $2,134, respectively, representing overhead costs allocated to affiliates.

Corporate Agreement

Under the corporate agreement with Arlington Asset, Arlington Asset agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arose out of actions or events that occurred prior to the contribution. During the years ended December 31, 2009 and 2008, Arlington Asset incurred/(recovered) costs of $34 and $(183), respectively, net of taxes pursuant to these indemnification provisions. The Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from or (reimbursement to) Arlington Asset. This agreement was terminated in connection with the Repurchase Agreement.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. If elected, stock options would be issued with a strike price equal to the prevailing market price per share as of the grant date and with an expiration of 4 years. Based on Crestview’s election, in June 2010, the Company issued 153,846 such options to Crestview Advisors, L.L.C. valued at $200. The remaining $800 of the 2010 strategic advisory fee was paid in cash. During the year ended December 31, 2010, the Company recognized $1,000 of expense associated with this agreement.

In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the year ended December 31, 2009, the Company recognized $944 of non-cash expense associated with these options.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates totaled $701 and $567 as of December 31, 2010 and 2009, respectively.

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

In May 2009, Arlington Asset and related affiliates sold 1,500,000 shares of the Company’s common stock in an underwritten public offering. FBR & Co. acted as a book-running manager for this offering and earned investment banking revenues of $349.

Note 4. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of December 31, 2010 and 2009, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2010	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$14,165	$9,703	$—	$4,462
Listed options	2,474	2,474	—	—
Convertible and fixed income debt instruments	65,215	—	65,215	—

	81,854	12,177	65,215	4,462
Financial instruments held for investment activities:
Designated as trading:
Corporate equity securities	3,484	3,484	—	—
Designated as available-for-sale:
Corporate equity securities	139	139	—	—

	3,623	3,623	—	—
Other	923	368	—	555

Total	$86,400	$16,168	$65,215	$5,017

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$34,448	$34,448	$—	$—
Listed options	887	887	—	—
Convertible and fixed income debt instruments	20,109	—	20,109	—

Total	$55,444	$35,335	$20,109	$—

As of December 31, 2010, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $5,017 or 1.2% of the Company’s total assets at that date.

	December 31, 2009	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$35,941	$20,463	$—	$15,478
Listed options	4,086	4,086	—	—
Convertible and fixed income debt instruments	54,451	—	54,448	3

	94,478	24,549	54,448	15,481
Financial instruments held for investment activities:
Designated as available-for-sale:
Corporate equity securities	317	317	—	—
Other	9,329	8,415	—	914

Total	$104,124	$33,281	$54,448	$16,395

Securities sold but not yet purchased, at fair value:
Marketable equity securities and exchange-traded funds	$35,530	$35,530	$—	$—
Listed options	1,098	1,098	—	—
Convertible and fixed income debt instruments	15,041	—	15,041	—

Total	$51,669	$36,628	$15,041	$—

As of December 31, 2009, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $16,395, or 2.9% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, January 1, 2010	$15,481	$914	$16,395
Total net losses (realized/unrealized)
Included in earnings	42	(19)	23
Included in other comprehensive income	—	—	—
Purchases	215,466	—	215,466
Sales/Distributions	(225,011)	(340)	(225,351)
Transfers out of Level 3	(1,516)	—	(1,516)

Ending balance, December 31, 2010	$4,462	$555	$5,017

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$50	$(19)	$31

	Trading Securities	Other	Total
Beginning balance, January 1, 2009	$3,207	$4,219	$7,426
Total net losses (realized/unrealized)
Included in earnings	55	192	247
Included in other comprehensive income	—	—	—
Purchases	143,646	150	143,796
Sales/Distributions	(131,427)	(3,647)	(135,074)

Ending balance, December 31, 2009	$15,481	$914	$16,395

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$363	$163	$526

There were no transfers of securities in to, or out of, Level 3 financial assets during the year ended December 31, 2009.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2010, 2009, and 2008, are reported in the following line descriptions on the Company’s statements of operations:

	Year ended December 31,
	2010	2009	2008
Total gains and losses included in earnings for the period:
Principal transactions	$42	$55	$(4,003)
Net investment income (loss)	(19)	192	(3,241)
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$50	$363	$(2,274)
Net investment income (loss)	(19)	163	(1,872)

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets and other assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets. Due to the nature of these assets, unobservable inputs are used to value these assets. In determining the fair value, the Company analyzes various financial, performance and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets are classified within Level 3 of the fair value hierarchy.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Year Ended December 31, 2010
					Gains (Losses)
Leasehold improvements	$—	$—	$—	$—	$(1,135)

In assessing certain leasehold improvements as of December 31, 2010, as discussed in Note 5, the Company determined that as a result of the Company executing a new lease agreement in December 2010 for its office located in London, UK, including a sublease of its existing office space, that a fair value assessment of its leasehold improvements located at the current office space was required. Based on that assessment, the Company determined that the asset was fully impaired.

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in 2009:

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

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2010, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Year ended December 31,
	2010	2009	2008
Net gains (losses) recognized on trading securities	$10,018	$—	$—
Less: Net (gains) losses recognized on trading securities sold during the period	(8,884)	—	—

Unrealized gains (losses) recognized on trading securities still held at the reporting	$1,134	$—	$—

During the years ended December 31, 2009 and 2008, the Company did not hold financial instruments held for investment that were designated as trading securities.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2010 and 2009, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$192	$—	$(53)	$139

	December 31, 2009
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$388	$—	$(71)	$317

(1)	Duration of unrealized losses is less than 12 months

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2010	2009	2008
Beginning balance	$(71)	$(218)	$622
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	(18)	(71)	(34,691)
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	36	218	33,851

Ending balance	$(53)	$(71)	$(218)

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairment losses of $-0-, $-0-, and $1,537, respectively, in the statements of operations relating to marketable equity securities. As of December 31, 2010, the Company held one marketable equity security in an unrealized loss position, and based on the partial recovery of the value subsequent to year end combined with the limited duration of the loss, the Company does not consider this investment to be other than temporarily impaired.

During the years ended December 31, 2010, 2009, and 2008, the Company received $206, $1,084, and $12,281, respectively, from sales of marketable equity securities resulting in gross gains of $9, $116, and $911, respectively, and gross losses of $-0-, $-0-, and $239, respectively.

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

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	December 31, 2010	December 31, 2009
Non-public equity securities	$44,907	$33,662
Note receivable	317	312

	$45,224	$33,974

The Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments in non-public equity securities, the Company recorded no impairment losses during the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, the Company recorded other-than-temporary impairment losses of $36,116 relating to investments in non-public equity securities. Also, based on its evaluations of its one non-public debt security, including consideration of the diminishment in the credit quality of the underlying issuer, the Company recorded an other-than-temporary impairment loss of $3,899 during the year ended December 31, 2008.

During 2010, the Company received $11,916 from sales of, or distributions from, non-public equity securities, resulting in gross gains and losses of $286 and $963, respectively. During 2009, the Company received $5,278 from sales of, or distributions from, non-public equity securities, resulting in gross gains of $1,805. During 2008, the Company received $1,543 of distributions from non-public equity and debt securities, resulting in no gains or losses.

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2010	2009
Furniture and equipment	$21,031	$21,787
Software	15,276	14,878
Leasehold improvements	21,575	23,193

	57,882	59,858
Less: Accumulated depreciation and amortization	(48,141)	(44,686)

	$9,741	$15,172

For the years ended December 31, 2010, 2009 and 2008, depreciation expense was $7,024, $9,227 and $9,320, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company incurred losses of $1,135, $1,370, and $-0-, respectively, related to the write-off of leasehold improvements as a result of lease terminations. For the year ended December 31, 2010, the charge represents the impairment of certain leasehold improvements related to office space that had been subleased to a third party effective in February 2011. Based on the lack of transferability of these assets and no anticipated salvage value of the assets, the Company assessed the fair value of these assets as $-0- as of December 31, 2010. As a result of this assessment, the Company incurred an impairment charge of $1,135 for the year ended December 31, 2010. For the year ended December 31, 2009, the charge of $1,370 represents the write-off of certain leasehold improvements related to office space that was subleased during the year in which the sublease covers the remaining period of the Company’s original lease agreement.

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

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,
	2010	2009
Balance as of January 1:
Goodwill	$5,882	$—
Accumulated impairment losses	—	—

	5,882	—

Goodwill acquired during year	—	5,882
Impairment losses	—	—
Balance as of December 31:
Goodwill	5,882	5,882
Accumulated impairment losses	—	—

	$5,882	$5,882

The Company performed its annual assessment of goodwill impairment during the fourth quarters of 2010 and 2009. Based on this assessment, no impairment charges were recognized during the years ended December 31, 2010 and 2009. Management’s assessment process includes determining the fair value of its reporting units (considered its business segments) based on current market information, including relevant recent mergers and acquisitions, and comparing such fair value to the carrying value of the respective reporting units. In addition, the Company compares the sum of the fair values of its reporting units to its total market capitalization. With regard to the capital markets segment, the only segment with goodwill, the Company determined that the fair value of the segment significantly exceeded its carrying value.

Note 7. Intangible Assets:

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2010	December 31, 2009
Management contracts and customer relationships associated with asset management activities	$6,144	$5,656
Accumulated amortization	(3,561)	(3,114)

Net	$2,583	$2,542

For the years ended December 31, 2010, 2009 and 2008, amortization expense recognized was $447, $1,756 and $1,495, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2011	$462
2012	462
2013	462
2014	462
2015	462

During the years ended December 31, 2010, 2009 and 2008, the Company recognized impairment charges of $-0-, $5,350, and $-0-, respectively, in the statement of operations relating to the management contracts and customer relationships associated with the asset management segment.

For the impairment charge of $5,350 recognized during the year ended December 31, 2009, factors such as significantly reduced yields on short term government investments and the requirement for the Company to both waive its management fees and reimburse certain expenses of a money market fund resulted in one of its management contracts becoming unprofitable for the Company during the first half of 2009. In determining the fair value of this intangible asset, the Company concluded that based on the cost structure of the money market fund, a forecasted continuation of a low rate environment for short term government investments and the forecasted ongoing waiver of its management fees and the resulting negative cash flows of these conditions, the intangible asset should be valued at zero as of June 30, 2009.

Note 8. Borrowings:

Repurchase Agreements

Prior to February 2009, the Company had entered into repurchase agreements with various financial institutions that had been used in conjunction with the Company’s investments in agency mortgage-backed securities. As of December 31, 2010 and 2009, there were no outstanding repurchase agreement borrowings.

During the years ended December 31, 2010, 2009 and 2008, interest expense related to repurchase agreement borrowings totaled $-0-, $252 and $12,428, respectively.

In January and February 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. Concurrent with the sale of these securities, the Company repaid all outstanding repurchase agreements used to finance these securities.

Note 9. Income Taxes:

The (benefit) provision for income taxes consists of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Federal	$(3,884)	$(3,169)	$(3,675)
State	(198)	1,711	276
Foreign	(22)	120	(91)

	$(4,104)	$(1,338)	$(3,490)

Current	$(4,253)	$(1,694)	$(21,188)
Deferred	149	356	17,698

	$(4,104)	$(1,338)	$(3,490)

The federal tax benefit includes a benefit for domestic federal net operating losses of $3,233, $6,862 and $17,764 for the years ended December 31, 2010, 2009 and 2008, respectively. The benefits of these net operating losses were realized through carryback of losses to offset income in prior years.

On November 6, 2009, the opportunity to elect an extended carryback period for net operating losses was added by Section 13 of the Worker, Homeownership, and Business Act of 2009. The provision allowed taxpayers to elect to carry back an applicable net operating loss for a period of three, four or five years. The provision also suspended the 90-percent alternative minimum tax credit limitation for the carried back net operating loss. As a result of this provision, the Company utilized all of its losses generated in 2008 to offset prior year taxable income without paying alternative minimum tax respective to the carryback years and therefore, reflected an additional federal tax benefit of $6,862 in tax year ended December 31, 2009. During 2010, the Company filed claims to carry back its losses from tax year 2008 to prior periods including periods in which it was part of the FBR TRS Holdings, Inc.’s consolidated group and received the incremental benefit of the net operating loss carryback, pursuant to its tax sharing agreement with FBR TRS Holdings, Inc.

Deferred tax assets and liabilities consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Unrealized investment gains, recorded in accumulated other comprehensive income	$21	$28
Stock-based compensation	29,334	29,774
Depreciation and amortization	7,327	7,010
Other-than-temporary investment write downs	5,662	14,754
Capital loss carry forward	26,221	20,114
Other, net	655	962
Net operating loss	19,185	9,719

Total deferred tax asset	88,405	82,361
Valuation allowance	(88,405)	(82,361)
Goodwill amortization	(213)	(64)

Net deferred tax liability	$(213)	$(64)

The net deferred tax liability is included in other liabilities in the consolidated balance sheet.

At December 31, 2010, the Company’s net deferred tax assets totaled $88,405. The Company has established a full valuation allowance against these assets since the Company believes that, based on the criteria in ASC 740, it is more likely than not that the benefits of these assets will not be realized in the future. The company reflects a net deferred tax liability related to an indefinite-lived intangible which cannot serve as a source of future income for determination of the Company’s valuation allowance. During the years ended December 31, 2010 and 2009, the Company’s valuation allowance increased by $6,044 and $5,665, respectively.

As of December 31, 2010, the company has federal net operating losses of $20,064 which include tax windfalls of $774 resulting from stock vestings. The tax benefits of the net operating losses related to these windfalls will be recognized as additional paid-in capital when the losses are utilized in the future. The Company has state net operating loss carryovers of $8,192 on a tax effected basis, excluding the effect of federal offset. The state net operating losses include $79 of tax benefit related to windfalls from stock vestings which will be recognized as additional paid-in capital when these losses are utilized in the future. The federal net operating losses will expire in 2030 and the state net operating losses begin to expire in 2013.

As of December 31, 2010, the Company’s net operating losses related to FBRIL and its operations in the United Kingdom are $26,554, including $34 of benefits related to windfalls from stock vestings which will be recognized as additional paid in capital when these losses are utilized in the future. These net operating losses may be carried forward indefinitely to offset future income of FBRIL.

As of December 31, 2010, the Company has pre-tax capital loss carryovers of $20,911, $31,634, and $14,750 which will expire in years 2013, 2014, and 2015, respectively.

Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. On October 22, 2009 as a result of the sale by Arlington Asset of the Company’s stock, the Company incurred an ownership change as defined in Section 382. The ownership change will cause the future utilization of capital losses incurred before the change date to be subject to an annual limitation of $17,201.

The Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 9.85%, 4.62% and 1.76% respectively. The provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s reported amount of income tax (benefit) provision attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	For the year ended December 31,
	2010	2009	2008
Federal income tax benefit, at statutory rate	$(14,591)	$(10,146)	$(69,377)
State income taxes benefit, net of Federal benefit	(1,383)	(261)	(11,339)
Effect of rates different than statutory	923	428	978
Nondeductible expenses	797	972	1,657
Effect of stock-based compensation	4,296	2,748	2,327
Gain on warrants	—	—	(3,783)
Investment write-down	—	—	722
Partnership deferred tax asset	—	(1,192)	—
Other, net	(190)	448	249
Valuation allowance	6,044	5,665	75,076

Effective income tax benefit	$(4,104)	$(1,338)	$(3,490)

The components of losses before income taxes were as follows:

	For the year ended December 31,
	2010	2009	2008
United States	$(35,642)	$(22,482)	$(184,263)
United Kingdom	(6,020)	(6,507)	(13,957)

	$(41,662)	$(28,989)	$(198,220)

The following table displays the change in unrecognized tax benefits for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
Balance at beginning of period	$(1,989)	$(1,301)
Increases to tax positions for prior years	(162)	(769)
Decreases to tax positions for prior years	21	81

Balance at end of period	$(2,130)	$(1,989)

The amount of unrecognized tax benefits that would provide a benefit to the effective tax rate, if recognized, is $1,175. In addition, if the Company continues to maintain in a full valuation allowance against its net deferred tax assets, the recognition of $699 of temporary tax differences that are unrecognized tax benefits would provide a benefit to the effective rate indirectly through the release of the related valuation allowance.

The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The total amount of interest related to tax uncertainties recognized in the statement of operations for the periods ended December 31, 2010 and December 31, 2009 was $147 and $51, respectively. The total amount of accrued interest related to uncertain tax positions was $239 and $93 as of December 31, 2010 and December 31, 2009, respectively.

As of December 31, 2010, tax years subsequent to December 31, 2005 remain open under the federal statute of limitations, as well as for the Company’s significant state jurisdictions of California, Massachusetts, New York, Virginia and Texas. The IRS is currently examining tax years 2006 to 2008 and has completed the fieldwork for these years. The net proposed adjustments to date would not have an adverse effect on the Company.

It is reasonably possible that the Company could have a significant decrease in unrecognized tax benefits in the next 12 months as the years in which the unrecognized tax benefits arose are currently being examined by the IRS.

Note 10. Regulatory Capital Requirements:

FBR & Co. is registered with the SEC and is a member of FINRA. Additionally, FBRIL is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2010 and 2009, FBR & Co. had net capital of $58,951 and $54,577, respectively, that was $54,387 and $49,338, respectively, in excess of its required net capital of $4,564 and $5,239, respectively. As of December 31, 2010 and 2009, FBRIL had net capital in excess of required amounts.

Note 11. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as an uncalled capital commitment to an investment partnership that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2011	2012	2013	2014	2015	Thereafter	Total
Minimum rental commitments(1)	$10,246	$9,135	$9,026	$8,242	$1,908	$3,509	$42,066
Capital commitments(2)	150	—	—	—	—	—	150

Total Contractual Obligations	$10,396	$9,135	$9,026	$8,242	$1,908	$3,509	$42,216

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2010, 2009 and 2008 were $9,314, $13,935 and $13,843, respectively.
(2)	The table above excludes a $400 uncalled capital commitment to an investment partnership that may be called over the next five years. This amount was excluded because the Company cannot currently determine when, if ever, the commitment will be called.

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

As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2010 and 2009, the Company has recorded no liabilities, and during the years ended December 31, 2010, 2009 and 2008, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2010, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBR & Co.) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now includes claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBR & Co. relate only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs seek restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBR & Co. is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBR & Co. receives from TMI. On September 22, 2008, FBR & Co. filed a motion to dismiss the consolidated class action complaint as to FBR & Co. The District Court granted that motion on January 27, 2010. Plaintiffs were granted leave by the District court to file a motion for leave to amend the complaint and a motion for reconsideration of the Court’s order dismissing the amended complaint. FBR & Co. opposed those motions; briefing is complete and the motions were argued on November 3, 2010. The District Court’s decision is still pending.

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

Note 12. Shareholders’ Equity:

Equity Offering

In June 2009, the Company completed a public follow-on equity offering of 20,000,000 shares of its common stock at a per share price of $4.65. As result of the offering, the Company received proceeds of $90,143, net of $2,857 in transaction costs.

Share Repurchases

As of January 1, 2010, the Company had authority to repurchase up to 3,418,885 shares of common stock. In July 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number of shares of the Company’s common stock that the Company is authorized to repurchase. During the year ended December 31, 2010, the Company repurchased 3,197,374 shares, of its common stock in open market transactions at a weighted average share price of $4.97 per share, for a total cost of $15,905. The remaining repurchase authority is 5,221,511 shares as of December 31, 2010.

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

In October 2008, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock that the Company is authorized to repurchase to 10,000,000 shares. During the year ended December 31, 2008, the Company repurchased a total of 6,748,546 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by the Company on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. No repurchases were made during the year ended December 31, 2009 under this authorization.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation expense of $378, $465, and $376, respectively, related to the Purchase Plan.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR Capital Markets Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the years ended December 31, 2010 and 2009, participants purchased 264,535 and 210,500, respectively, for an aggregate purchase price of $1,286 and $1,431, respectively. As of December 31, 2010 and 2009, the Company had loans outstanding to participants of $706 and $391, respectively. The employee stock loan receivable balance is included in shareholders’ equity on the balance sheet.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Stock Options	$3,937	$5,096	$4,116
Restricted shares	2,939	5,153	6,373
RSUs	11,749	9,088	8,063

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

	Year Ended December 31,
	2010	2009	2008
Volatility	45.0%	56.8%	56.6%
Risk-free interest rate	2.5%	2.3%	3.0%
Expected life (years)	5.1	5.1	5.5
Dividend yield	—	—	—
Weighted average fair value	$2.19	$2.55	$2.99

The fair value of each RSU with a market condition is estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations is similar to those described above for stock options. The assumptions used for 76,000 RSUs with a market condition granted during the year ended December 31, 2010 were a volatility of 45.0%, risk-free interest rate of 1.4% and an expected term based on the applicable service condition. The assumptions used for RSUs with a market condition granted during years ended December 31, 2009 and 2008 were a volatility of 56.8%, risk-free interest rates between 1.9% – 3.0% and an expected term based on the applicable service condition.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2010
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$5,881	$1,938	$18,398
Unvested awards	5,088,862	658,204	8,230,665
Weighted average vesting period	2.7 years	1.4 years	2.8 years

Stock Options

A summary of option activity under the FBR Capital Markets Long Term Incentive Plan as of December 31, 2010, and changes during the years ended December 31, 2010, 2009, and 2008 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2007	4,432,754	$15.03	5.0
Granted	2,525,169	5.60
Forfeitures	(1,045,963)	14.90

Share Balance as of December 31, 2008	5,911,960	$11.03	5.2
Granted	2,589,026	5.16
Forfeitures	(1,023,833)	14.47

Share Balance as of December 31, 2009	7,477,153	$8.52	5.1
Granted	1,513,530	5.14
Forfeitures	(1,011,500)	8.16

Share Balance as of December 31, 2010	7,979,183	$7.93	4.3

Options Exercisable as of December 31, 2010	2,890,321	$12.50	2.4

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2010, and changes during the years ended December 31, 2010, 2009, and 2008 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	1,943,863	$16.29	3.9
Granted	295,989	6.85
Vestings	(84,892)	15.01
Forfeitures	(529,191)	15.87

Share Balance as of December 31, 2008	1,625,769	$14.68	2.9
Granted	—	—
Vestings	(110,040)	12.49
Forfeitures	(154,897)	15.63

Share Balance as of December 31, 2009	1,360,832	$14.86	1.9
Granted	—	—
Vestings	(613,835)	15.65
Forfeitures	(88,793)	16.08

Share Balance as of December 31, 2010	658,204	$13.96	1.4

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

A summary of unvested restricted stock units as of December 31, 2010, and changes during the years ended December 31, 2010, 2009, and 2008 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	9,455,725	5.65
Vestings	(3)	8.21
Forfeitures	(733,844)	3.71
Cancellations	(3,142,334)	2.10

Share Balance as of December 31, 2008	5,579,544	$5.61	4.1
Granted	2,203,388	4.85
Vestings	(171,005)	5.20
Forfeitures	(274,242)	5.35

Share Balance as of December 31, 2009	7,337,685	$5.38	3.5
Granted	2,778,592	5.27
Vestings	(417,123)	5.48
Forfeitures	(1,468,489)	5.35

Share Balance as of December 31, 2010(1)	8,230,665	$5.34	2.8

(1)	As of December 31, 2010, 1,060,000 RSUs had vesting requirements that were subject to a market condition in which the Company does not believe will be achieved.

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the years ended December 31, 2010, 2009, and 2008, the Company granted such stock-based awards with an aggregate fair value upon grant date of $6,975, $3,048, and $6,434, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2010, and changes during the years ended December 31, 2010, 2009, and 2008 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	727,964	$13.35	2.6
Granted	700,374	7.30
Vestings	(253,313)	12.73
Cancelled and reissued as RSUs	(5,691)	13.33

Share Balance as of December 31, 2008	1,169,334	$9.86	1.9
Granted	—	—
Vestings	(412,806)	10.29

Share Balance as of December 31, 2009	756,528	$9.64	0.9
Granted	—	—
Vestings	(413,600)	10.35

Share Balance as of December 31, 2010	342,928	$8.77	0.7

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2010, and changes during the years ended December 31, 2010, 2009, and 2008 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	227,377	5.81
Vestings	(8,427)	9.36

Share Balance as of December 31, 2008	218,950	$5.67	2.6
Granted	888,569	3.43
Vestings	(113,127)	5.07

Share Balance as of December 31, 2009	994,392	$3.74	2.1
Granted	1,238,881	5.63
Vestings	(513,587)	4.26

Share Balance as of December 31, 2010	1,719,686	$4.94	1.8

Note 13. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities, convertible debt securities, corporate debt securities, bank loans, and listed equity options that are primarily traded in United States markets. The Company previously invested in mortgage-backed securities and partially funded its investments through repurchase agreement borrowings. Accordingly, the Company was subject to leverage and interest rate risk prior to the sale of its remaining mortgage-backed securities and repayment of the related repurchase agreements in the first quarter of 2009.

The Company’s investment funds that are advised by our asset management subsidiaries trade and invest in public and non-public securities. As of December 31, 2010 and 2009, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, as part of its market making activities, the Company sells equity and debt securities it does not currently own (securities sold, not yet purchased—see Note 4). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

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

The Company’s broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2010 and 2009, the Company has recorded no liabilities, and during the years ended December 31, 2010, 2009 and 2008, the Company did not incur any significant costs, with regard to this right.

The due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with the Company’s credit sales and trading platform. These transactions include corporate bonds and syndicated loan trades. As part of this activity, the Company incurs counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, the Company is at risk if one of its counterparties defaults on a trade obligation and the Company has to meet this obligation at market prices that are adverse relative to the original trade. The Company manages this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom it has outstanding bank loan trades.

In addition, the Company has the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing broker and all counterparties with which it conducts business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but from time to time may also hedge credit risk exposure through the use of credit derivatives such as credit default swaps.

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

The Company’s equity and debt securities held for trading and investment purposes include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

Note 14. Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. Principal investing includes investments in merchant banking and other investments.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $9,331, $12,233, and $18,069 for the years ended December 31, 2010, 2009 and 2008, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated.

	For year ended December 31, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$118,273	$—	$—	$118,273
Institutional brokerage	100,091	—	—	100,091
Asset management fees	—	14,097	—	14,097
Net investment income	—	56	9,162	9,218
Net interest income, dividends, and other	2,102	32	2,774	4,908

Total	220,466	14,185	11,936	246,587

Operating Expenses:
Variable	95,429	7,118	276	102,823
Fixed	173,354	9,908	2,164	185,426

Total	268,783	17,026	2,440	288,249

Pre-tax (loss) income	$(48,317)	$(2,841)	$9,496	$(41,662)

Compensation and benefits:
Variable	$68,040	$3,697	$244	$71,981
Fixed	103,886	5,268	1,295	110,449

Total	$171,926	$8,965	$1,539	$182,430

Total assets	$277,601	$17,321	$136,545	$431,467

Total net assets	$139,914	$15,315	$136,262	$291,491

	For year ended December 31, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$138,723	$—	$—	$138,723
Institutional brokerage	132,629	—	—	132,629
Asset management fees	—	13,244	—	13,244
Net investment income	—	—	1,577	1,577
Net interest income, dividends, and other	1,358	525	4,177	6,060

Total	272,710	13,769	5,754	292,233

Operating Expenses:
Variable	116,159	8,839	109	125,107
Fixed	176,103	13,027	1,635	190,765
Impairment of intangible assets	—	5,350	—	5,350

Total	292,262	27,216	1,744	321,222

Pre-tax (loss) income	$(19,552)	$(13,447)	$4,010	$(28,989)

Compensation and benefits:
Variable	$89,404	$3,128	$97	$92,629
Fixed	94,046	5,815	527	100,388

Total	$183,450	$8,943	$624	$193,017

Total assets	$369,739	$20,689	$165,897	$556,325

Total net assets	$142,917	$18,241	$158,341	$319,499

	For year ended December 31, 2008
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$96,950	$—	$—	$96,950
Institutional brokerage	137,263	—	—	137,263
Asset management fees	—	15,883	—	15,883
Net investment loss	—	—	(79,551)	(79,551)
Net interest income, dividends, and other	1,795	1,390	8,178	11,363

Total	236,008	17,273	(71,373)	181,908

Operating Expenses:
Variable	121,270	11,304	55	132,629
Fixed	224,789	20,880	1,830	247,499

Total	346,059	32,184	1,885	380,128

Pre-tax loss	$(110,051)	$(14,911)	$(73,258)	$(198,220)

Compensation and benefits:
Variable	$90,810	$4,042	$4	$94,856
Fixed	122,970	9,053	235	132,258

Total	$213,780	$13,095	$239	$227,114

Total assets	$218,574	$34,607	$547,188	$800,369

Total net assets	$144,428	$30,789	$128,510	$303,727

Note 15. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2010 and 2009. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (Loss) Income Before Income Taxes	Net (Loss) Income	Basic (Loss) Earnings Per Share	Diluted (Loss) Earnings Per Share
2010
First Quarter	$44,217	$(24,541)	$(8,262)	$(0.13)	$(0.13)
Second Quarter	69,706	(12,155)	(25,767)	(0.41)	(0.41)
Third Quarter	57,394	(7,593)	(6,611)	(0.10)	(0.10)
Fourth Quarter	75,270	2,627	3,082	0.05	0.05

Total Year	$246,587	$(41,662)	$(37,558)	$(0.59)	$(0.59)

2009
First Quarter	$49,903	$(15,558)	$(16,167)	$(0.27)	$(0.27)
Second Quarter	47,328	(21,640)	(21,744)	(0.40)	(0.40)
Third Quarter	71,440	(6,958)	(6,970)	(0.11)	(0.11)
Fourth Quarter	123,814	15,167	17,230	0.27	0.26

Total Year	$292,485	$(28,989)	$(27,651)	$(0.46)	$(0.46)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.3	Registration Rights Agreement, dated January 26, 2009, between the Registrant and Friedman, Billings, Ramsey Group, Inc.(8)

4.4	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(9)

4.5	Form of Senior Indenture.(11)

4.6	Form of Subordinated Indenture.(11)

4.7	Form of Subscription Agreement by and between FBR Capital Markets Corporation and purchasers of common stock of FBR Capital Markets Corporation in connection with the closing of the transactions contemplated by the Watch Hill Purchase Agreement.(12)

10.1	2006 Long-Term Incentive Plan (as Amended and Restated Effective June 3, 2010).(13)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

10.4	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.6	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.7	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.8	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.9	Amendment No. 2 to Professional Services Agreement, dated June 14, 2010, between the Registrant and Crestview Advisors, L.L.C.(14)

10.10	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.11	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.(2)†

10.12	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.13	Description of the Registrant’s 2008 Incentive Compensation Program.(4)†

10.14	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.15	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

Exhibit Number	Description

10.16	Form of Amendment to Original 2008 Performance RSU Award Agreement.(6)†

10.17	Form of August 2008 Performance RSU Award Agreement.(6)†

10.18	Form of Stock Option Agreement.(6)†

10.19	Form of Restrictive Covenant Agreement.(6)†

10.20	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.21	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.22	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(9)

10.23	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.24	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.25	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.26	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.27	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.28	Form of LTIP RSU Award Agreement.(10)†

10.29	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.30	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.31	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(10)†

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 8, 2009, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-159415), which was initially filed with the SEC on May 22, 2009, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-161416), which was initially filed with the SEC on August 18, 2009, as amended, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 8, 2010, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 14, 2010, and incorporated herein by reference.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.