Form 10-K/A
period 2010-12-31
FBR CAPITAL MARKETS CORP
filed 2011-05-02
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

On April 7, 2011, there were 61,684,723 shares of FBR Capital Markets Corporation common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATION FOR AMENDMENT

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2010 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2011, of FBR Capital Markets Corporation. We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III not included in the Original Filing within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Terms used in this Amendment have the same meaning as in the Original Filing unless otherwise indicated herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following table sets forth the name, age and the position(s) with us, if any, currently held by each director:

Name	Age	Title
Eric F. Billings	58	Chairman of the Board of Directors
Reena Aggarwal (2)	53	Director
Richard J. Hendrix	45	President, Chief Executive Officer and Director
Thomas J. Hynes, Jr.(1)(3)	71	Director
Adam J. Klein	33	Director
Richard A. Kraemer(2)(3)	67	Director
Ralph S. Michael, III(1)(2)(3)	56	Director
Thomas S. Murphy, Jr.(3)	51	Director
Arthur J. Reimers (1)(2)(3)(4)	56	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Lead Director.

Following are biographical summaries for our directors:

ERIC F. BILLINGS has served as Chairman of our Board of Directors since our formation in 2006. He served as Chairman and Chief Executive Officer from 2006 through 2008 prior to retiring from his role as Chief Executive Officer effective January 1, 2009. Mr. Billings is also the Chairman and Chief Executive Officer of Arlington Asset Investment Corp., formerly known as Friedman, Billings, Ramsey Group, Inc. (“Arlington Asset”), a publicly-traded portfolio company that invests in primarily mortgage-related assets. Since 1989, Mr. Billings has continuously served as a director for Arlington Asset in addition to holding other roles within Arlington Asset, including Vice Chairman and Chief Operating Officer from 1989 to 1999, Vice Chairman and Co-Chief Executive Officer from 1999 to April 2003, and Co-Chairman and Co-Chief Executive Officer from April 2003 to April 2005. He was appointed Chairman and Chief Executive Officer of Arlington Asset on April 28, 2005. Mr. Billings concurrently holds the position of Senior Managing Partner and Co-Portfolio Manager of Billings Capital Management, an investment company he runs with his sons. Billings Capital Management was formed in 2008, and Mr. Billings joined that firm in 2009 after his retirement from FBR Capital Markets. Mr. Billings serves on the Board of Visitors and the Center for Financial Policy Advisory Board at the University of Maryland’s Robert H. Smith School of Business. He also sits on the leadership Council of the Board of the Boys & Girls Club of Greater Washington. Mr. Billings is the brother of Mr. Jonathan L. Billings, who served as Executive Vice President and Head of Institutional Brokerage for our company until his retirement on July 25, 2010.

Based on Mr. Billings’ experience in the financial services industry as a founder of our company and its predecessors, and his leadership position as Chief Executive Officer of Arlington Asset and as our Chairman and Chief Executive Officer from 2006 through 2008, the Board determined that Mr. Billings is qualified to serve as our Chairman of the Board of Directors.

REENA AGGARWAL is a member of our Board of Directors, a position she has held since March 2011. Since 2009, Dr. Aggarwal has been the Robert E. McDonough Professor of Business Administration and since 2000, Professor of Finance at Georgetown University’s McDonough School of Business. She has held various positions at Georgetown University’s McDonough School of Business including, Deputy Dean in 2006 to 2008, and Interim Dean in 2004 to 2005. She was a FINRA Academic Fellow in 2007 and 2008, a visiting Professor of Finance at Massachusetts Institute of Technology’s Sloan School of Management in 2005 and 2006, a Visiting Research Scholar at the International Monetary Fund during 2003 and 2004, an Academic Fellow at the U.S. Securities and Exchange Commission from 1997 through 1999, and Fulbright Scholar to Brazil and Chile in 1990 and 1991. She is the Director of the Center for Financial Markets and Policy at Georgetown University. From 2006 through March 2011, Ms. Aggarwal served as a Trustee of FBR Funds. She has served as a Trustee of IndexIQ since 2008. Dr. Aggarwal has a Master of Management Studies from B.I.T.S. in Pilani, India and a Ph.D. in Finance from the University of Maryland.

Based on Dr. Aggarwal’s expertise on matters relating to public offerings, institutional investors, stock markets, corporate governance and securities market regulations, the Board determined that Dr. Aggarwal is qualified to serve as a director.

RICHARD J. HENDRIX is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR Capital Markets & Co. (f/k/a Friedman, Billings, Ramsey & Co., Inc.). Prior to joining FBR Capital Markets & Co. in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ investment banking group. Mr. Hendrix previously also headed PNC Capital Markets’ asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR Capital Markets & Co. in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School.

Based on Mr. Hendrix’s experience in the financial services industry, prior experience in a number of positions within our company, including as our President and Chief Executive Officer, and his leadership position as President and Chief Operating Officer of Arlington Asset from 2004 through 2007, the Board determined that Mr. Hendrix is qualified to serve as a director.

THOMAS J. HYNES, JR. is a member of our Board of Directors, a position he has held since January 2007. Mr. Hynes is Co-Chairman and Chief Executive Officer of Colliers International-Boston, a commercial real estate services firm. Mr. Hynes has been employed by Colliers International-Boston and its predecessor companies since 1965, during which time he has held various offices including being appointed President in 1988 and Chairman in 2007. Mr. Hynes also serves as Chairman of the Board of Trustees of Emmanuel College, a board member and member of the Executive Committee of A Better City, a non-profit membership organization supporting infrastructure investments in the Boston area, director of the Massachusetts Business Roundtable, a non-profit, non-partisan, statewide public affairs organization that represents Massachusetts’ leading industry and business enterprises, where he served as Chairman from 2004 to 2006, and as a director of the John F. Kennedy Library Foundation. From October 1996 to January 2006, Mr. Hynes served as a director of Prentiss Properties Trust, a publicly-traded real estate investment trust (“REIT”) that was acquired by Brandywine Realty Trust in January 2006.

Based on Mr. Hynes’ experience in senior capacity roles in the real estate services industry and as a director of another public company, and his leadership position as Co-Chairman and Chief Executive Officer of Colliers International-Boston and senior executive officer with other organizations, the Board determined that Mr. Hynes is qualified to serve as a director.

ADAM J. KLEIN is a member of our Board of Directors, a position he has held since February 2010. Mr. Klein is a Principal of Crestview Advisors, L.L.C. (“Crestview”), a private equity firm, a position he has held since 2007 and in which he has been involved with monitoring Crestview’s interests in our company. Mr. Klein attended Harvard Business School from 2005 to 2007. Prior to attending Harvard Business School, Mr. Klein worked as an investment professional at Centennial Ventures, a venture capital firm, from 2003 to 2005, where he was involved in Centennial Venture’s investments in early- to mid-stage companies across multiple industries. Before Centennial Ventures, Mr. Klein worked in the Mergers & Acquisitions group at Compass Advisers from 2001 to 2003, advising corporations and private equity firms on a wide range of transactions. Previously, Mr. Klein worked in the Media & Telecom group at Donaldson, Lufkin & Jenrette and then Credit Suisse from 2000 through 2001. Mr. Klein is a director of Select Energy Services LLC, an oil field services company. Mr. Klein received a Bachelor of Arts in Economics from Harvard College, cum laude, and a Master of Business Administration from Harvard Business School.

Based on Mr. Klein’s experience in the investment banking and financial services industries, including his role at Crestview, the Board determined that Mr. Klein is qualified to serve as a director.

RICHARD A. KRAEMER is a member of our Board of Directors, a position he has held since January 2007. Mr. Kraemer served as Chairman of the Board of Directors of Saxon Capital Inc., a publicly-traded mortgage REIT, from 2001 through December 2006. Mr. Kraemer also served as a trustee of American Financial Realty Trust, a publicly-traded REIT, from 2002 through March 2008. He also serves as a director of Urban Financial Group, Inc., a bank holding company, a position he has held since 2001. From 1996 to 1999, Mr. Kraemer was Vice Chairman of Republic New York Corporation, a publicly-traded holding company for Republic National Bank. From 1993 to 1996, Mr. Kraemer was Chairman and Chief Executive Officer of Brooklyn Bancorp, a publicly-traded holding company for Crossland Federal Savings Bank.

Based on Mr. Kraemer’s experience in the accounting, banking, and financial services industries, and his leadership position as a senior executive in multiple public companies, the Board determined that Mr. Kraemer is qualified to serve as a director. In addition, the Board determined that Mr. Kraemer’s experience with accounting principles, financial reporting and evaluation of financial results qualified him as an “audit committee financial expert” for purposes of membership on our Audit Committee.

RALPH S. MICHAEL, III is a member of our Board of Directors, a position he has held since June 2009. He has served as President and Chief Executive Officer of Fifth Third Bank Greater Cincinnati, a U.S. regional banking corporation, since 2010, having previously served as President and Chief Operating Officer of The Ohio Casualty Insurance Company, a property casualty insurance company, from July 2005 until its sale in August 2007. From 2003 through July 2005 Mr. Michael served as Executive Vice President and Manager of West Commercial Banking for U.S. Bank, National Association, a commercial bank, and then as Executive Vice President and Manager of Private Asset Management with U.S. Bank. From 1979 to 2002 he held various executive and management positions with PNC Financial Services Group. Mr. Michael is a director of AK Steel Corporation, Key Energy Services, Inc., Arlington Asset, Cincinnati Center City Development Corporation and Cincinnati Bengals, Inc. He is also a trustee of Xavier University (Ohio). Previously, Mr. Michael served as a director for Integrated Alarm Services Group from 2003 to 2007 and for Ohio Casualty Corporation from 2002 to 2005. He holds a Bachelor of Arts from Stanford University and a Master of Business Administration from the Graduate School of Management of the University of California, Los Angeles.

Based on Mr. Michael’s experience in the insurance, banking and financial services industries, and his leadership position as President and Chief Operating Officer of The Ohio Casualty Insurance Company and as President and Chief Executive Officer of Fifth Third Bank Greater Cincinnati, the Board determined that Mr. Michael is qualified to serve as a director. In addition, the Board determined that Mr. Michael’s experience with accounting principles, financial reporting and evaluation of financial results qualified him as an “audit committee financial expert” for purposes of membership on our Audit Committee.

THOMAS S. MURPHY, JR. is a member of our Board of Directors, a position he has held since the completion of our 2006 private offering in July 2006. Mr. Murphy is a Managing Director of Crestview, a position he has held since 2004. Mr. Murphy retired from Goldman, Sachs & Co., an investment bank, in 2003 where he was the Co-Founder and Head of the Financial Sponsors Group. Prior to retiring, Mr. Murphy was also a Partner and Managing Director of Goldman, Sachs & Co. Mr. Murphy sits on the Board of Directors of Key Safety Systems, Inc. and Symbion, Inc. Mr. Murphy also serves on the Boards of The Greenwich Country Day School, The Inner-City Scholarship Fund, The Madison Square Boys and Girls Club and NYU Langone Medical Center.

Based on Mr. Murphy’s experience in the investment banking and financial services industries, and his previous leadership position as a Partner and Managing Director at Goldman, Sachs & Co. and his current leadership position as a Managing Director at Crestview, the Board has determined that Mr. Murphy is qualified to serve as a director.

ARTHUR J. REIMERS is a member of our Board of Directors, a position he has held since January 2007. Since July 2008, Mr. Reimers has been the Board’s Lead Director. Our Lead Director is responsible for presiding over non-committee meetings of the non-management directors and executive sessions of the independent directors. From 2001 to present, Mr. Reimers has acted as an independent investor and business consultant. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.’s initial public offering in 1998, he became a Managing Director and served in that capacity until his retirement in 2001. From 1996 through 1999, Mr. Reimers served as a co-head of Goldman, Sachs & Co.’s Healthcare Group, Investment Banking Division. Mr. Reimers serves as Chairman of the Board of Directors of Rotech Healthcare, Inc., a publicly-traded healthcare company, a position he has held since March 2002. Mr. Reimers also serves on the Board of Directors of The International Justice Mission, a human rights organization, and The Connecticut Coalition for Achievement Now, an education reform advocacy organization. Mr. Reimers also currently serves as a member of the Management Advisory Board of New Mountain Capital, L.L.C., a private equity firm, and as a senior advisor to the New Mountain Vantage Fund, a public equity investment fund. Mr. Reimers is currently an assistant adjunct professor at Miami University and sits on the investment committee of the Miami University Foundation. Mr. Reimers has a Bachelor of Science from Miami University and a Master of Business Administration from the Harvard Business School.

Based on Mr. Reimers experience in the financial services industry and his leadership position as Chairman of the Board of Directors of Rotech Healthcare, Inc., and as a Partner and Managing Director of Goldman Sachs, the Board determined that Mr. Reimers is qualified to serve as a director. In addition, the Board determined that Mr. Reimers’ experience with accounting principles, financial reporting and evaluation of financial results qualified him as an “audit committee financial expert” for purposes of membership on our Audit Committee.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information as of April 7, 2011 for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our Board of Directors.

RICHARD J. HENDRIX, age 45, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the

President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR Capital Markets & Co. Prior to joining FBR Capital Markets & Co. in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ investment banking group. Mr. Hendrix previously also headed PNC Capital Markets asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR Capital Markets & Co. in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School.

BRADLEY J. WRIGHT, age 51, is our Executive Vice President and Chief Financial Officer, a position he has held since March 2008, shortly after joining our company in February 2008, and Chief Administrative Officer, a position he has held since March 2009. Mr. Wright has more than 25 years of experience in financial services and joined our company from The Bear Stearns Companies, Inc. (“Bear Stearns”) where he served as Senior Managing Director and was in charge of finance for Private Client Services. Prior to joining Bear Stearns in 1996, he spent 14 years at PricewaterhouseCoopers LLP in its Capital Markets & Treasury division. Mr. Wright is a Certified Public Accountant and a CFA charter holder.

ADAM J. FISHMAN, age 31, has been Senior Managing Director and Head of Sales & Research of our company since October 2010. Beginning in May 2007, Mr. Fishman served as Senior Managing Director, Head of Institutional Sales of our company. Prior to that, he was a managing director and the leading producer for the FBR Capital Markets & Co.’s New York sales team. Mr. Fishman was an Associate Director in the New York office of CIBC World Markets from July 2001 to February 2004 prior to joining FBR Capital Markets & Co. in March 2004. Mr. Fishman graduated cum laude from Brandeis University with a Bachelor of Arts in Sociology.

WILLIAM J. GINIVAN, age 60, is our Executive Vice President and General Counsel, a position he has held since our formation in June 2006. Mr. Ginivan joined Arlington Asset in January 1998 as Deputy General Counsel and was Executive Vice President and Chief Legal Officer from January 2000 through September 2008. Prior to joining Arlington Asset, Mr. Ginivan was Associate General Counsel of the Student Loan Marketing Association (Sallie Mae), and Managing Director and General Counsel of Sallie Mae’s investment banking subsidiary, Education Securities, Inc., from 1994 to 1997. Prior to joining Sallie Mae, Mr. Ginivan was an attorney in the Enforcement Division of the SEC. Mr. Ginivan is a member of the American Bar Association, Business Law Section’s Committee on Corporate Governance and serves on the Corporate Advisory Board of So Others Might Eat.

ROBERT J. KIERNAN, age 45, is our Senior Vice President, Controller and Chief Accounting Officer, a position he has held since October 2007. Mr. Kiernan joined Arlington Asset in August 2002 as Controller and was its Senior Vice President, Controller and Chief Accounting Officer from April 2003 through September 2008. Prior to joining Arlington Asset, Mr. Kiernan was a senior manager in the assurance practice at Ernst & Young, focusing on clients in the financial services industry.

MICHAEL A. LLOYD, age 43, has been Senior Managing Director & Group Head of Credit, Convertibles, and Options of our company since May 2009. Prior to joining the company in June 2008 as Senior Managing Director, Head of Convertible Securities, Mr. Lloyd served as Senior Managing Director and Global Head of Convertible Trading at Bear Stearns from 2001 to June 2008. Mr. Lloyd has over twenty years of experience in equity and convertibles trading, having held senior positions at Bear Stearns in New York and London, beginning in 1988, after starting his career at Morgan Grenfell in London in 1986.

JAMES C. NEUHAUSER, age 52, is our Executive Vice President and Head of Investment Banking, a position he has held since April 2008. Mr. Neuhauser has worked in our Investment Banking group since 2006, and became Executive Vice President and Co-Head of Investment Banking in February 2007. Mr. Neuhauser joined FBR Capital Markets & Co. in March 1993. Prior to joining FBR Capital Markets & Co., Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation. Prior to joining Trident, Mr. Neuhauser worked in commercial banking with the Bank of New England. He is a CFA charter holder and a member of the Society of Financial Analysts. Mr. Neuhauser received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan. Mr. Neuhauser is a member of the Board of Directors of the Ellington Fund at the Duke Ellington School of the Arts in Washington DC.

RETIRED EXECUTIVE OFFICER

JONATHAN L. BILLINGS, age 56, was our Executive Vice President and Head of Institutional Brokerage, a position he held since our formation in June 2006. Mr. Billings retired from the company on July 25, 2010. Mr. Billings had been with FBR Capital Markets & Co., a subsidiary of our company, since its inception in 1989. Mr. Billings is the brother of Eric F. Billings, our Chairman of the Board.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Kraemer, serving as Chairman of the committee, Mr. Michael, Mr. Reimers and effective as of April 26, 2011, Dr. Reena Aggarwal. The Audit Committee assists and represents the Board of Directors in discharging the Board’s oversight responsibilities relating to: (1) accounting and financial reporting practices, and internal control systems, of our company and its subsidiaries; (2) the reliability and integrity of our company’s financial statements, accounting policies, and financial reporting and disclosure practices; (3) our company’s compliance with legal and regulatory requirements, including our company’s policies and procedures regarding such requirements; (4) the independent auditor’s qualifications, independence and performance; and (5) the staffing, qualifications and performance of our company’s internal audit function. The Board has determined that each member of the Audit Committee is independent according to the independence standards set forth in the NASDAQ listing standards and our Corporate Governance Guidelines. The Board has determined that Messrs. Kraemer, Michael and Reimers, and Dr. Aggarwal are qualified as “audit committee financial experts,” within the meaning of SEC regulations, and possess related financial management expertise, within the meaning of the listing standards of the NASDAQ. The Audit Committee met nine times in 2010. The Board of Directors has adopted a written charter for the Audit Committee, a current copy of which is available to shareholders on our website at www.fbr.com under “Corporate Governance.”

Code of Ethics

We have not adopted a code of ethics that applies only to our principal executive officer, principal financial officer and principal accounting officer, because our Board of Directors has adopted a Statement of Business Principles that is broadly written and covers these officers and their activities. Our Statement of Business Principles is available on our website at www.fbr.com under “Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers to file reports of ownership and changes in ownership of our company’s securities with the SEC. Based solely on our review of the reports and amendments to those reports furnished to us or written representations from these persons that these reports were not required from those persons, we believe that our directors and executive officers filed all reports required by Section 16(a) on a timely basis.

Director Candidate Recommendations and Nominations by Shareholders

A shareholder may nominate a person for election to the Board of Directors in compliance with applicable Virginia law and our Bylaws. Our Bylaws require that any such nominations for our 2012 annual meeting of shareholders must be received by us no earlier than February 2, 2012 and no later than March 4, 2012. Any such notice must satisfy the other requirements with respect to such proposals and nominations contained in our Bylaws. If a shareholder fails to meet the requirements or deadlines described in our policy, such nominations will be considered out of order and will not be acted upon at our 2012 annual meeting of shareholders. We may exercise discretionary voting authority under proxies we solicit to vote against any such proposal.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2010.

Principles and Objectives of Our Compensation Program

The Compensation Committee of our Board has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the Compensation Committee’s goal was to link compensation decisions to both corporate and individual performance, with a focus on rewarding financial results, as well as rewarding the individual performance and accomplishments of our executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our company. Our Chief Executive Officer recommends to the Compensation Committee the amount and form of compensation for each of our named executive officers other than himself. Our Compensation Committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including various subjective or qualitative factors.

Principles

Overall, our compensation programs are designed to align the interests of our employees with the long term interests of our shareholders. The following five “Principles of Compensation” summarize key categories that our Board, the Compensation Committee, and our management team believe are critical to recognize:

•

Firm Performance — All compensation decisions are made within the context of overall firm performance. We evaluate firm performance from a financial perspective as well as from a strategic perspective.

•

Risk Management — By considering and appropriately rewarding returns in light of the level of risk that was taken to generate those returns, compensation decisions neither encourage nor reward excessive or inappropriate risk taking.

•

Alignment — Employees and shareholders are aligned in their interests. Compensation directly reflects both the annual and longer-term performance of the business. The higher the compensation level of the employee, the higher the proportion of their compensation that is paid in longer-term equity versus cash, and therefore the greater the employee’s interest in the strategic success of our company.

•

Employee Contribution — An individual’s compensation, evaluated within the context of overall company results, is determined by the individual’s contribution to the business. We consider both financial and non-financial factors. In determining individual compensation, teamwork and unselfish behavior — “FBR First” — are recognized and appropriately rewarded. The greater the individual’s ability to directly impact firm performance, the higher the variability in the individual’s compensation.

•

Quality and Retention of Staff — Total compensation levels are calibrated to the market such that we remain competitive for attracting, motivating and retaining the very best people. We seek to maximize the value of an employee’s compensation through both appropriate pay design and effective communication of pay programs. Compensation is structured to encourage long-term service and loyalty.

Objectives

The Compensation Committee seeks, through our compensation programs, to foster an entrepreneurial, results-focused culture that we believe is critical to the success of our company and to the long-term growth of shareholder value. In addition to appropriately rewarding individual performance, viewed in light of each named executive officer’s duties, responsibilities and function, the Compensation Committee also believes that it is critical to encourage commitment among the named executive officers to our overall corporate objectives and culture of partnership. A key objective of our overall compensation program is for the named executive officers to have a significant portion of their compensation linked to building long-term value for our shareholders. To achieve this objective, based on the discretion of the Compensation Committee, and in accordance with the terms and conditions of our company’s 2006 Long-Term Incentive Plan (“2006 LTIP”), equity-based grants or awards were made to our named executive officers for their 2010 performance and may be made in subsequent years from the shares authorized under the 2006 LTIP.

Elements of 2010 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2010, summarized in the table below, and why the Compensation Committee chose to include the items in the compensation program. As detailed below, our compensation program during 2010 consisted of base salary, performance-based incentive compensation bonus or “at risk” compensation opportunities, long-term equity incentive compensation, and benefit programs. We do not currently provide perquisites, defined benefit plans or other established retirement benefits, deferred compensation, guaranteed severance or agreed-upon post-termination compensation to our named executive officers, except for certain retirement payments payable to Eric F. Billings as a result of his retirement on January 1, 2009, and certain severance benefits payable to Richard J. Hendrix under his employment agreement under certain circumstances.

In 2010, we paid base salaries and performance-based incentive compensation bonuses payable in both cash and restricted stock units (“RSUs”) to each of our named executive officers, with the exception that Jonathan L. Billings did not receive bonus compensation as he retired from our company and its subsidiaries on July 25, 2010 and was not an employee of our company at fiscal year-end. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance; encourages retention

Performance-Based Annual Incentive Compensation Bonus	Payable annually in cash or stock at the discretion of the Compensation Committee under the Incentive Compensation Program (“ICP”) based on performance	Motivates and rewards for achievement of annual company performance goals

Discretionary Bonuses	Discretionary bonuses awarded in circumstances where individual contribution and performance was excellent; payable in cash or stock at the discretion of the Compensation Committee	Rewards excellent performance relative to the duties, responsibilities, and functions of an individual executive officer

Long-Term Equity Incentives	Provides equity awards (including options, stock appreciation rights, restricted stock, RSUs, performance stock, other stock-based awards or any combination thereof); equity awards may be granted at the Compensation Committee’s discretion under the 2006 LTIP	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and shareholders; increases retention; rewards creation of shareholder value

Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans. Named executive officers receive same coverage as other employees.	Provides market competitive savings and health and welfare benefit programs generally available to other employees based on standard eligibility criteria

Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plans or other retirement benefits, deferred compensation, guaranteed severance or agreed-upon post-termination compensation to our named executive officers, except as noted above.	Not applicable

Retention Incentive Payments	Payable at the discretion of the Compensation Committee upon entry into a retention agreement with the particular named executive officer subject to claw-back restrictions that lapse upon satisfaction of the employment condition	Creates additional incentives for retention of key officers in light of a competitive environment

Under its sole authority, the Compensation Committee retained Towers Watson, Inc., an independent consulting firm, to advise it on executive compensation matters in 2010. Towers Watson, Inc. reported directly to the Compensation Committee. In 2010, a representative of Towers Watson, Inc. attended six of the in-person and telephonic meetings of the Committee and met regularly with the Compensation Committee without members of management present. For the 2010 performance year, Towers Watson, Inc. prepared competitive industry pay analyses and other benchmarking reviews for the Compensation Committee with regard to our named executive officers and with regard to overall compensation structure and levels within the company.

In 2010, the Compensation Committee reviewed the annual salaries and overall compensation of our executive officers, which included a review of market data provided by Towers Watson, Inc.

In reviewing executive compensation, our Compensation Committee considers competitive practice, pay levels, and Chief Executive Officer equity ownership levels from the following companies: Cowen Group, Inc., Evercore Partners Inc., Gleacher & Co., Greenhill & Co., Jefferies Group, Inc., JMP Group Inc., KBW, Inc., Knight Capital Group, Inc., Lazard Group LLC, Oppenheimer Holdings Inc., and Piper Jaffray Companies. In some circumstances not all companies are considered due to differences in practices, corporate structure, corporate strategy, or availability of data. We occasionally look at a broader group of financial firms when reviewing general financial services pay trends, though not as part of our review of executive compensation benchmarks. This broader group is comprised of the following companies: Bank of America, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan, Morgan Stanley, and UBS.

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Under normal circumstances, consistent with industry practice and our pay for performance philosophy, the base salary for each named executive officer typically accounts for less than half of total compensation.

The Compensation Committee seeks to pay our executive officers a competitive base salary in recognition of their job responsibilities for a publicly held company by considering several factors, including competitive factors within our industry, past contributions and individual performance of each named executive officer, as well as retention. As discussed above, in setting base salaries the Compensation Committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded.

Following the review of the above-referenced market data provided by Towers Watson, base salaries for the following named executive officers were changed from amounts paid in 2009: Mr. Wright’s base salary was increased from $250,000 to $375,000, Messrs. Fishman’s and Lloyd’s base salaries were each increased from $250,000 to $400,000, and Messrs. Jonathan Billings’ and Neuhauser’s base salaries were each increased from $250,000 to $500,000. These salary adjustments were made to reflect alignment with base salary movement among peer companies and are intended to achieve a more market-competitive mix of fixed to variable compensation. It is also worth noting that these increases in salary will not impact formulae related to other forms of compensation. For example, performance-based annual incentive compensation bonuses do not increase or decrease automatically as a result of the increase in salary. Base salaries of Mr. Hendrix and Mr. Ginivan of $750,000 and $375,000, respectively, were unchanged in 2010 from 2009 levels based on the above-referenced review of market data and our desired mix of fixed to variable compensation.

Performance-Based Annual Incentive Compensation

For 2010, in consultation with Towers Watson, the Compensation Committee recommended, and the independent members of the Board of Directors approved, the ICP for our named executive officers. Under the ICP, Messrs. Hendrix, Fishman, Ginivan, Lloyd, Neuhauser and Wright were eligible to share in a performance-based bonus pool established under the ICP (the “ICP pool”). Performance-based annual incentive compensation bonuses, including amounts, for each of the ICP participants in 2010 were at the discretion of the Compensation Committee and the Board based on their assessment of performance against quantitative and qualitative factors outlined below, in addition to other considerations including retention, continuity of management, and competitive factors.

•	Cash Profitability[1]

•	Expense Management

•	Return on Equity

•	Risk Management

[1]

Cash Profitability is a non-generally accepted accounting principles (“GAAP “) measurement used by our management team to analyze and assess the results of the core capital markets and asset management operating units. In determining Cash Profitability, we exclude from GAAP income before taxes the following non-core operating items: (1) severance costs associated with reductions in headcount, (2) corporate transaction costs, which includes costs associated with business combinations and acquisitions, and (3) net investment income (losses) from our long-term investments. We also exclude the following non-cash expenses: (1) impairment of intangible assets, (2) compensation costs associated with stock-based awards, and (3) amortization of intangible assets. Management believes that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on the performance of our company, and provides additional clarity around the company’s future earnings capacity and trend.

•	Compliance with Regulatory Requirements

•	Performance Against Strategic Plan

Funding of the ICP pool was based on an assessment of our 2010 financial performance relative to the Compensation Committee’s pre-established financial performance goals, as described below.

A threshold level of net revenue had to be achieved before the ICP funded an ICP pool. For 2010, the Compensation Committee established a threshold goal for ICP funding of $140 million in net revenue. If actual net revenue did not reach the threshold level of performance, the ICP pool would not have funded. If full year net revenue exceeded the established threshold net revenue goal, the ICP would fund an ICP pool equal to 5% of net revenue beginning with the first dollar of net revenue earned.

As 2010 net revenue exceeded the threshold level of performance for ICP funding for 2010, the ICP pool was funded. The Compensation Committee and the Board of Directors have the discretion to reduce the size of the ICP pool and to award a smaller amount that would otherwise be paid, if earned, to the ICP participants from the ICP pool if the Compensation Committee and the Board of Directors believe that it is appropriate. For 2010, management proposed, and the Compensation Committee agreed, to exercise negative discretion and reduce the funding of the ICP pool below the targeted level by approximately 75%. This reduction was based on the meaningful shortfall in achieving cash profitability and targeted return on equity. The Compensation Committee did, however, think it was appropriate to pay some incentive compensation in consideration of management’s strong performance in the following areas:

•	Significant progress in reducing annual fixed costs by $20 million by year end, including a headcount reduction of greater than 15%.

•	The maintenance of a low risk profile across all of our businesses supported by a high level of liquidity.

•	The continuation of a strong record with respect to the level of compliance with all regulatory requirements.

•

Notable achievements in the ongoing execution of our strategic plan as our clients have been increasingly accessing our non-exchange traded desks as well as our cash equities and options desks. In both our equity-linked and credit trading businesses, we added trading partners throughout the year, increasingly experiencing the benefits of being able to work across the entire capital structure with our buy-side clients.

The mix of cash and equity was determined by the Compensation Committee in its discretion.

Each bonus, paid part in cash and part in RSUs granted under the 2006 LTIP, was for the named executive officer’s performance in 2010 and not for performance in 2011, and was as follows:

•

a bonus payable to Richard J. Hendrix, our President and Chief Executive Officer, consisting of a cash component of $400,000 and an equity component equal to $142,125 payable in the form of 37,500 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

•

a bonus payable to Adam J. Fishman, our Senior Managing Director and Head of Sales and Research, consisting of a cash component of $555,846 and an equity component equal to $280,723 payable in the form of 74,697 RSUs, each representing the right to receive one share of our common stock. 68,750 RSUs are scheduled to vest in full on the fourth anniversary of the date of grant, 5,650 RSUs are scheduled to vest on a pro-rata basis on the first, second, and third anniversaries of the date of grant, and 297 RSUs are scheduled to vest in full on the third anniversary of the date of grant, subject to continued employment.

•

a bonus payable to William J. Ginivan, our Executive Vice President and General Counsel, consisting of a cash component of $180,000 and an equity component equal to $33,163 payable in the form of 8,750 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

•

a bonus payable to Michael A. Lloyd, our Senior Managing Director and Group Head of Credit, Convertibles, and Options, consisting of a cash component of $572,000 and an equity component equal to $260,563 payable in the form of 68,750 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

•

a bonus payable to James C. Neuhauser, our Executive Vice President and Head of Investment Banking, consisting of a cash component of $400,000 and an equity component equal to $142,125 payable in the form of 37,500 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

•

a bonus payable to Bradley J. Wright, our Executive Vice President, Chief Financial Officer and Chief Administrative Officer, consisting of a cash component of $200,000 and an equity component equal to $71,063 payable in the form of 18,750 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

Long-Term Equity Incentive Compensation

As noted, the Compensation Committee believes that a portion of our named executive officer compensation should be in the form of equity awards as a retention tool and to align further the long-term interests of named executive officers with those of our other shareholders. As described above, the Compensation Committee has discretion to determine the payment of named executive officer bonuses through a combination of cash and RSUs, representing rights to receive shares of our common stock. Equity awards are made pursuant to our 2006 LTIP, which provides for awards in the form of stock options, restricted stock and RSUs.

The Compensation Committee understands and appreciates that equity incentive compensation can promote high-risk behavior if the incentives it creates for short-term performance are not properly aligned with the interests of our company over the long-term. The Compensation Committee believes that the structure of our company’s long-term equity incentive compensation appropriately mitigates the risk by directly aligning the recipients’ interests with those of our company. We use judgment and discretion rather than rely solely on formulaic results, and do not use highly leveraged incentives that drive risky short-term behavior. Instead, we reward consistent and longer-term performance. Our long-term equity incentive compensation rewards long-term stock performance.

Based on a review of Mr. Hendrix’s increased responsibilities and contributions to our company as Chief Executive Officer, the benefits of further aligning Mr. Hendrix’s short and long-term interests with those of our company and shareholders, and a review of Mr. Hendrix’s equity ownership as Chief Executive Officer of our company, on February 9, 2010 the Board approved the following awards of RSUs and stock options: 750,000 RSUs, each representing the right to receive one share of our company’s common stock, that vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to Mr. Hendrix’s continued employment; and options to purchase 250,000 shares of our company’s common stock. The options have an exercise price of $5.43, which was the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, will vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to Mr. Hendrix’s continued employment, and will expire on the tenth anniversary of the date of grant. These awards are one-time awards and the grant of these awards does not contemplate any additional awards in the future.

On February 9, 2010, we granted Messrs. Jonathan Billings and Neuhauser options to each purchase 150,000 shares of our company’s common stock. The options have an exercise price of $5.43, equal to the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to their continued employment, and will expire on the sixth anniversary of the date of grant. These awards are one-time awards granted for equally important incentive and retention purposes and do not contemplate any additional awards in the future.

On January 4, 2010, in recognition of Mr. Lloyd’s increased responsibilities, we granted Mr. Lloyd one-time awards of RSUs and stock options for incentive and retention purposes, consisting of 30,000 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company; and options to purchase 160,000 shares of our common stock. The options have an exercise price of $6.18, equal to the closing price of our company’s common stock on December 31, 2009, the trading day preceding the date of grant, and will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant. These awards are one-time awards and the grant of these awards does not contemplate any additional awards in the future.

As part of our company’s Partner Leveraged Stock Purchase Program, in which members of our Partnership group, other than named executive officers, were awarded two options for each share of our company’s common stock purchased, Mr. Fishman, who was not a named executive officer of our company at the time, was granted the following awards: On February 4, 2010, Mr. Fishman was awarded options to purchase 17,270 shares of our common stock at an exercise price of $5.79, which was the closing price of our company’s common stock on February 3, 2010, the day preceding the grant date; and on April 8, 2010, Mr. Fishman was awarded options to purchase 40,000 shares of our common stock at an exercise price of $4.57, which was the closing price of our company’s common stock on April 7, 2010, the day preceding the grant date. Both awards of stock options to Mr. Fishman will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause, in which case vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Mr. Fishman sells any shares of our company stock before the expiration date of these option awards, which reduces the aggregate number of shares deemed to be held by Mr. Fishman for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for him under such Guidelines, then the number of shares purchasable under these option awards, whether vested or not vested, shall be immediately reduced by two options per each share sold. According to our Partner Ownership Guidelines implemented in 2010, the target ownership guideline for named executive officer Partners is the equivalent of three times the average of their trailing three years’ total performance compensation. While our named executive officer Partners do not need to meet the target ownership guidelines immediately, we are actively monitoring their progress toward achieving the target levels.

As part of our company’s Partner Leveraged Stock Purchase Program in which the executive officer was awarded three options for each share of our company’s common stock purchased, on April 8, 2010, Mr. Ginivan was awarded options to purchase 50,000 shares of our common stock and Mr. Wright was awarded options to purchase 12,000 shares of our common stock. These options have an exercise price of $4.57, equal to the closing price of our common stock on April 7, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause, in which case vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Messrs. Ginivan or Wright sell any shares of our company stock before the expiration date of their respective options award, which reduces the aggregate number of shares deemed to be held by Messrs. Ginivan or Wright for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for them under such Guidelines, then the number of shares purchasable under the respective options award, whether vested or not vested, shall be immediately reduced by three options per each share sold.

Post-Termination Compensation

With the exception of our company’s employment agreement with Richard J. Hendrix, and the retirement agreement with Eric F. Billings, as disclosed in “Certain Relationships and Transactions With Related Persons — Employment Agreement With Our President and Chief Executive Officer” and “— Retirement and Director Service Agreements With Our Chairman and Then-Chief Executive Officer”, we do not have employment contracts or post-termination compensation agreements with any of our named executive officers, and we do not have contractual provisions or other arrangements with any of the named executive officers, which provide for payments at, following, or in connection with the resignation, severance, retirement or other termination (including constructive termination) of a named executive officer. The Board of Directors retains discretion to provide severance in a particular case, although we are under no obligation to do so. Unvested stock options, restricted stock and RSUs held by grantees, including those held by named executive officers, may vest upon a change in control (as defined in our 2006 LTIP) or following a change in control, or upon termination of employment due to death or disability, as provided under the terms of our 2006 LTIP, including prior plans. The Compensation Committee continues to consider instituting formal policies with respect to severance for the named executive officers. For quantitative information related to post-termination compensation, see “Executive Compensation — Potential Payments Upon Termination or Change-in-Control.”

Deductibility of Executive Compensation

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which provides that we may not deduct compensation of more than $1,000,000 that is paid to our chief executive officer or any one of our four highest paid executive officers, other than our chief executive officer, unless certain conditions are met. As discussed above in “— Elements of 2010 Compensation,” the Compensation Committee has discretion to approve compensation that does not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. For 2010, the Compensation Committee established the ICP, a performance-based incentive compensation plan that complied with the requirements of Section 162(m) of the Code. As discussed below under the heading “— 2011 Performance-Based Annual Incentive Compensation Awards,” the Compensation Committee approved the continuance of this Section 162(m)-compliant performance-based bonus plan for 2011.

2011 Executive Compensation for Named Executive Officers

2011 Base Salaries

The Compensation Committee reviewed annual base salaries using market data provided by Towers Watson. Following the Towers Watson review, base salaries for our executive officers were left unchanged in 2011 from 2010 levels.

2011 Performance-Based Annual Incentive Compensation Awards

For 2011, in consultation with Towers Watson, the Compensation Committee recommended, and the independent members of the Board of Directors approved, the ICP for the named executive officers of our company. Under the ICP, Messrs. Hendrix, Fishman,

Ginivan, Lloyd, Neuhauser and Wright will share in a performance-based bonus pool established under the ICP (the “ICP pool”). Performance-based annual incentive compensation bonuses for each of the ICP participants in 2011 will be at the discretion of the Compensation Committee and the Board based on their assessment of performance against quantitative and qualitative factors outlined below, in addition to other considerations including retention, continuity of management, and competitive factors.

•	Cash Profitability[1]

•	Expense Management

•	Return on Equity

•	Risk Management

•	Compliance with Regulatory Requirements

•	Performance Against Strategic Plan

The mix of cash and equity will be determined by the Compensation Committee in its discretion, and the maximum share of the ICP pool that any one of Messrs. Hendrix, Fishman, Ginivan, Lloyd, Neuhauser and Wright may be allocated is 100%. The Compensation Committee and the Board also have discretion to reduce the size of the ICP pool and to award a smaller amount than would otherwise be paid, if earned, to the ICP participants from the ICP pool if the Compensation Committee and the Board believe that is appropriate.

The Compensation Committee intends for this annual incentive bonus opportunity to be a substantial component of each ICP participant’s 2011 total compensation. Because the annual incentive bonus opportunity and individual bonus from the ICP pool will depend upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation benefits our shareholders. The Compensation Committee will determine the actual size of the ICP pool after the close of the 2011 fiscal year so that all relevant data are available regarding our company’s and the ICP participants’ individual performance in 2011, and so the Compensation Committee can rely upon our audited financial results. Funding of the ICP pool will be based on an assessment of our 2011 financial performance relative to the Compensation Committee’s pre-established financial performance goals, as described below.

A threshold level of net revenue must be achieved before the ICP will fund an ICP pool. For 2011, the Compensation Committee established a threshold goal for ICP funding of $140 million in net revenue. If actual net revenue does not reach the threshold level of performance, the ICP pool will not fund. If full year actual net revenue exceeds the established threshold net revenue goal, the ICP funds an ICP pool equal to 5% of net revenue beginning with the first dollar of net revenue earned.

[1]

Cash Profitability is a non-GAAP measurement used by our management team to analyze and assess the results of the core capital markets and asset management operating units. In determining Cash Profitability, we exclude from GAAP income before taxes the following non-core operating items: (1) severance costs associated with reductions in headcount, (2) corporate transaction costs, which includes costs associated with business combinations and acquisitions, and (3) net investment income (losses) from our long-term investments. We also exclude the following non-cash expenses: (1) impairment of intangible assets, (2) compensation costs associated with stock-based awards, and (3) amortization of intangible assets. Management believes that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on the performance of our company, and provides additional clarity around the company’s future earnings capacity and trend.

Supplemental 2010 Compensation Table

The following Supplemental Compensation Table reflects how the Compensation Committee and our Board of Directors view 2010 compensation for our named executive officers. This supplemental table includes salary, as well as cash and stock bonus awards, for service in 2010. The tables that present our executives’ compensation as required by the SEC rules are set forth in “Executive Compensation.” This Supplemental Compensation Table is additional information that is not required by the SEC, and it differs from the required Summary Compensation Table as it is limited to compensation related to 2010 performance. In particular, the compensation reported for Mr. Hendrix in the SEC required tables set forth in “Executive Compensation” includes the previously disclosed 2010 equity awards made by the Board in connection with its 2009 year-end compensation review. Mr. Hendrix was promoted to Chief Executive Officer in January of 2009. In part because of conditions that existed in the financial markets at the time of Mr. Hendrix’s promotion, and in part to enable a better evaluation of his performance in his new role, the Board decided to delay for a twelve-month period its consideration of any equity grant to Mr. Hendrix in connection with the promotion. Subsequently, as part of the Board’s 2009 year-end compensation review and in light of Mr. Hendrix’s increased responsibilities and contributions to our company as Chief Executive Officer, the Compensation Committee and the Board reviewed competitive equity ownership levels of Chief Executive Officers of peer companies in early 2010. Based on their review and in consideration of the benefits of further aligning Mr. Hendrix’s short and long-term interests with those of our company and our shareholders, the Board in early 2010 approved one-time awards of 750,000 RSUs and 250,000 stock options to Mr. Hendrix. These awards were described last year in the proxy statement for our 2010 annual meeting of shareholders.

	Compensation for 2010
	Base Salary ($)	Bonus Award		Total ($)
Name		Cash Component ($)	Stock Award Component ($)(1)(2)

Richard J. Hendrix President and Chief Executive Officer	750,000	400,000	142,125	1,292,125

Bradley J. Wright Executive Vice President, Chief Financial Officer and Chief Administrative Officer	371,154	200,000	71,063	642,217

James C. Neuhauser Executive Vice President and Head of Investment Banking	492,308	400,000	142,125	1,034,433

Jonathan L. Billings Executive Vice President and Head of Institutional Brokerage (Retired July 25, 2010)	290,385	—	—	290,385

Michael A. Lloyd Senior Managing Director, Group Head of Credit, Convertibles, and Options	395,384	572,000	260,563	1,227,947

Adam J. Fishman Senior Managing Director, Head of Sales and Research	395,385	555,846	280,723	1,231,954

(1)	The amounts in these columns represent the aggregate grant date fair value of stock awards and stock options computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The discussion of the assumptions used for purposes of the valuation of the stock options granted to employees appears in Note 12 of our consolidated financial statements included in the Original Filing.
(2)	The following RSU awards were granted to our executives for their 2010 performance:

On February 23, 2011, Mr. Hendrix was awarded 37,500 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

On February 23, 2011, Mr. Wright was awarded 18,750 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

On February 23, 2011, Mr. Neuhauser was awarded 37,500 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment.

On February 23, 2011, Mr. Fishman and Mr. Lloyd were each awarded 68,750 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, each subject to continued employment.

On August 9, 2010, Mr. Fishman was awarded 5,947 RSUs, each representing the right to receive one share of our common stock. 5,650 RSUs are scheduled to vest on a pro-rata basis on the first, second, and third anniversaries of the date of grant, and 297 RSUs are scheduled to vest fully on the third anniversary of the date of grant, subject to continued employment.

Awards of RSUs and stock options to executive officers and other eligible persons are made on a regular award date each year shortly after the end of the applicable performance year. The award date is scheduled to give us sufficient time to complete all performance reviews and obtain all necessary approvals.

We occasionally make awards of RSUs or stock options other than on the regular annual award date, usually in connection with hiring a new key employee or other incentive awards under our 2006 LTIP.

Formal approval for awards is obtained prior to the grant. We do not coordinate the timing of our awards with the release of material non-public information. The exercise price for the stock options equals the closing price of our common stock on the trading day immediately preceding the grant date.

EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below contains, in compliance with the reporting requirements of the SEC, the compensation information for our named executive officers for the years ended December 31, 2010, 2009, and 2008. In accordance with SEC rules, the following table includes for a particular calendar year only those stock and option awards granted during that calendar year, rather than awards granted after year end, even if awarded for services in that calendar year. Therefore, the Compensation Committee and the Board view the Supplemental Compensation Table as a better reflection of their views on compensation related to 2010 performance, especially as it relates to the one-time award of 750,000 RSUs and 250,000 stock options to Mr. Hendrix approved by the Board in 2010 in connection with his promotion in January of 2009 to Chief Executive Officer that is discussed in more detail above. The Summary Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards and unexercised stock options. For example, performance share awards that have been granted to the named executive officers but not paid by us have been valued in the table below based on the most probable outcomes as of the date of the grants, even in cases where the fair value of such awards determined as of the present date would be lower. The named executive officers may never realize the value of certain items included under the column headed “Total” (as is the case in recent years), or the amounts realized may differ materially from the amount listed in the Summary Compensation Table and related footnotes. In addition, equity compensation is reported in several different tables in this Amendment. For that reason, investors should take care to not “double count” equity awards.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)

Richard J. Hendrix President and Chief Executive Officer	2010	750,000	400,000	5,212,252	730,000	—	—	—	7,092,252
	2009	750,000	1,139,750	—	870,000	—	—	—	2,759,750
	2008	750,000	1,700,000	2,113,600	585,200	—	—	—	5,148,800

Bradley J. Wright Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2010	371,154	200,000	74,614	22,200	—	—	—	667,968
	2009	250,000	393,600	63,935	—	—	—	—	707,535
	2008	206,731	385,654	376,373	63,397	—	—	—	1,032,155

James C. Neuhauser Executive Vice President and Head of Investment Banking	2010	492,308	400,000	703,250	325,500	—	—	—	1,921,058
	2009	250,000	703,250	235,295	—	—	—	—	1,188,545
	2008	250,000	800,000	1,363,500	292,600	—	—	—	2,706,100

Jonathan L. Billings Executive Vice President and Head of Institutional Brokerage (Retired July 25, 2010)	2010	290,386	—	703,250	325,500	—	—	8,027	1,327,163
	2009	250,000	703,250	235,295	—	—	—	—	1,188,545

Michael A. Lloyd Senior Managing Director, Group Head of Credit, Convertibles, and Options	2010	395,384	572,000	835,401	441,600	—	—	—	2,244,385

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)

Adam J. Fishman Senior Managing Director, Head of Sales and Research	2010	395,385	555,846	20,161	114,066	—	—	100,000	1,185,458

(1)	For Messrs. Fishman and Lloyd, compensation is not shown for fiscal year 2009 or fiscal year 2008 because they were not named executive officers in fiscal year 2009 or fiscal year 2008. For Mr. Billings, compensation is not shown for fiscal year 2008 because he was not a named executive officer in fiscal year 2008. As previously disclosed, Mr. Billings retired from his position as an officer of our company and its subsidiaries on July 25, 2010.
(2)	Amounts represent cash portion of bonus compensation attributable to the relevant performance year. The 2008 bonus compensation for Mr. Wright includes a sign-on bonus of $40,000 that we paid to Mr. Wright when he joined our company. As previously disclosed, the 2008 bonus for Mr. Hendrix is comprised of a payment of $1,700,000 that he received from us pursuant to the retention incentive agreement entered into on April 30, 2008. If, prior to the first anniversary of the retention incentive agreement, Mr. Hendrix had voluntarily resigned without Good Reason (as defined in his employment agreement) or had been terminated with Cause (as defined in his employment agreement), he would have been required to pay back in full the $1,700,000 payment. If Mr. Hendrix had died or become permanently Disabled (as defined in his employment agreement) prior to the first anniversary of the retention incentive agreement, no portion of the cash retention incentive would have been repayable. Mr. Hendrix has reached employment through the first anniversary of the retention incentive agreement and was not required to repay the cash incentive payment.
(3)	The awards reported in these columns do not reflect the Compensation Committee’s and the Board’s view of the equity incentives awarded to Mr. Hendrix for 2010 performance, especially as it relates to the one-time award of 750,000 RSUs and 250,000 stock options to Mr. Hendrix approved by the Board in 2010 in connection with his promotion in January of 2009 to Chief Executive Officer as described in more detail in the foregoing “Supplemental 2010 Compensation Table” section, yet these columns do reflect 2010 calendar year awards in compliance with the reporting requirements of the SEC. The amounts in these columns represent the aggregate grant date fair value of stock-based awards computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the RSUs and stock options granted for fiscal year 2010 appears in Note 12 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For certain awards modified in 2008, the incremental fair value of the modified award as computed in accordance the FASB ASC Topic 718 has been included in these columns.
(4)	In connection with his retirement from our company as of July 25, 2010, and based on his length of service and hire date with our company, Mr. Jonathan Billings and his eligible dependents are eligible for health plan coverage through our group health plans for a period of five years from his retirement. The premiums for this coverage are paid for by our company. The amount reported in this column represents the amount in premiums we paid in 2010 for health plan coverage following Mr. Billings’ retirement.

On January 29, 2010, as part of his 2009 performance discretionary compensation, Mr. Fishman was awarded the right to receive 5,000 shares of Class A Common Stock of National Bank Holdings Corporation (“NBH”), valued at $100,000 upon grant based on a market price per share of $20. Subject to continued employment with FBR and/or its affiliates, 50% of the award vests upon consummation of a “Qualified Investment Transaction,” which occurred on December 10, 2010, and 50% will vest 12 months following consummation of the Qualified Investment Transaction, but no later than 18 months from the initial offering date of October 20, 2009, unless a definitive agreement for a Qualified Investment Transaction is not executed during such period. As defined in the NBH offering memorandum, a “Qualified Investment Transaction” means an Investment Transaction (as defined below) that, together with any other Investment Transaction (including any follow-on investments in or contributions to the capital of any businesses in which NBH previously invested in connection with an Investment Transaction), represents total capital deployed (measured in each case as of the time of the relevant Investment Transaction) of at least 25% of the net proceeds from the offering. An “Investment Transaction” means a transaction in which NBH acquires control of, or makes a non-control investment in, a banking institution (including any savings association or similar financial institution) within the United States, provided that non-control investments will not qualify as Investment Transactions unless NBH obtains a board seat or other governance rights pursuant to a shareholder rights or similar agreement. In addition to the employment-based vesting described above, the shares are subject to forfeiture in the event NBH does not enter into a Qualified Investment Transaction by the Investment Transaction Deadline, defined in the NBH offering memorandum as 24 months from the consummation of the initial offering date of October 20, 2009, or if such transaction is not subsequently consummated, as described more fully in the offering memorandum, regardless of whether or not employment with our company continues.

Grants of Plan-Based Awards Table for 2010

The following table presents information concerning each grant made to our named executive officers in the fiscal year ended December 31, 2010, under any plan, including awards, if any, that subsequently have been transferred. In accordance with SEC rules, the table does not include February 2011 awards granted as compensation for services performed in 2010.

Name	Grant Date	Date of Compensation Committee Approval		All Other Stock Awards: Number of Shares of Stock (#)(1)	All Other Stock Awards: Number of Shares Underlying Options(1)(2)	Exercise or Base Price of Option Awards ($/sh)	Closing Market Price on Date of Grant ($/sh)	Grant Date Fair Value ($)(3)
Richard J. Hendrix	2/9/2010	2/8/2010		750,000				4,072,500
	2/9/2010	2/8/2010		209,899				1,139,752
	2/9/2010	2/8/2010			250,000	5.43	5.51	730,000
Bradley J. Wright	2/9/2010	2/8/2010		12,366				67,147
	2/9/2010	2/8/2010		1,375				7,466
	4/8/2010	2/8/2010			12,000	4.57	4.61	22,200
James C. Neuhauser	2/9/2010	2/8/2010		129,512				703,250
	2/9/2010	2/8/2010			150,000	5.43	5.51	325,500
Jonathan L. Billings	2/9/2010	2/8/2010		129,512				703,250
	2/9/2010	2/8/2010			150,000	5.43	5.51	325,500
Michael A. Lloyd	1/4/2010		(4)	30,000				185,400
	1/4/2010		(4)		160,000	6.18	6.56	441,600
	1/29/2010		(4)	106,036				650,001
Adam J. Fishman	2/4/2010		(4)		17,270	5.79	5.48	40,066
	4/8/2010		(4)		40,000	4.57	4.61	74,000
	8/9/2010		(4)	5,650				19,154
	8/9/2010		(4)	297				1,007

(1)	Based on a review of Mr. Hendrix’s increased responsibilities and contributions to our company as Chief Executive Officer, the benefits of further aligning Mr. Hendrix’s short and long-term interests with those of our company and shareholders, and a review of Mr. Hendrix’s equity ownership as Chief Executive Officer of our company, on February 9, 2010 the Board approved the following awards of RSUs and stock options: 750,000 RSUs, each representing the right to receive one share of our company’s common stock, that vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to Mr. Hendrix’s continued employment; and options to purchase 250,000 shares of our company’s common stock. The options have an exercise price of $5.43, which was the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, will vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to Mr. Hendrix’s continued employment, and will expire on the tenth anniversary of the date of grant. These awards are one-time awards and the grant of these awards does not contemplate any additional awards in the future.

In addition, on February 9, 2010, Mr. Hendrix was awarded 209,899 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the third anniversary of the date of grant, subject to continued employment with our company. These units were awarded under the 2006 LTIP as partial payment of the discretionary bonus paid to Mr. Hendrix by us for his 2009 service.

On February 9, 2010, Mr. Wright was awarded 13,741 RSUs, each representing the right to receive one share of our common stock. 12,366 RSUs are scheduled to vest on a pro-rata basis on the first, second, and third anniversaries of the date of grant, and 1,375 RSUs are scheduled to vest fully on the third anniversary of the date of grant, subject to continued employment with our company. These units were awarded under the 2006 LTIP as partial payment of the discretionary bonus paid to Mr. Wright by us for his 2009 service.

On February 9, 2010 Mr. Neuhauser was awarded 129,512 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the third anniversary of the date of grant, subject to continued employment with our company. These units were awarded under the 2006 LTIP as partial payment of the discretionary bonus paid to Mr. Neuhauser by us for his 2009 service.

On February 9, 2010 Mr. Billings was awarded 129,512 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the third anniversary of the date of grant, subject to continued employment with our company. These units were awarded under the 2006 LTIP as partial payment of the discretionary bonus paid to Mr. Billings by us for his 2009 service.

On January 4, 2010, Mr. Lloyd was awarded one-time awards of RSUs and stock options for incentive and retention purposes: 30,000 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company; and options to purchase 160,000 shares of our common stock. The options have an exercise price of $6.18, equal to the closing price of our company’s common stock on December 31, 2009, the trading day preceding the date of grant, and will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant. These one-time awards were granted under the 2006 LTIP and do not contemplate any additional awards in the future.

On January 29, 2010, Mr. Lloyd was awarded 106,036 RSUs, each representing the right to receive one share of our common stock, scheduled to vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company. These units were awarded under the 2006 LTIP as partial payment of the performance bonus paid to Mr. Lloyd by us for his 2009 service. A portion of this award was part of the compensation package offered to Mr. Lloyd to join our company in 2008.

On August 9, 2010, Mr. Fishman was awarded 5,947 RSUs, each representing the right to receive one share of our common stock. 5,650 RSUs are scheduled to vest on a pro-rata basis on the first, second, and third anniversaries of the date of grant, and 297 RSUs are scheduled to vest fully on the third anniversary of the date of grant, subject to continued employment with our company. These units were awarded under the 2006 LTIP as partial payment of the bonus paid to Mr. Fishman by us for his 2010 service.

(2)	As part of our company’s Partner Leveraged Stock Purchase Program in which the executive officer was awarded three options for each share of our company’s common stock purchased, on April 8, 2010, Mr. Wright was awarded options to purchase 12,000 shares of our common stock. These options have an exercise price of $4.57, equal to the closing price of our common stock on April 7, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause, in which case vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Mr. Wright sells any shares of our company stock before the expiration date of this options award, which reduces the aggregate number of shares deemed to be held by Mr. Wright for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for him under such Guidelines, then the number of shares purchasable under this options award, whether vested or not vested, shall be immediately reduced by three options per each share sold.

On February 9, 2010, Mr. Neuhauser was awarded options to purchase 150,000 shares of our common stock. The options have an exercise price of $5.43, equal to the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the sixth anniversary of the date of grant. This award is a one-time award granted for incentive and retention purposes and does not contemplate any additional awards in the future.

On February 9, 2010, Mr. Billings was awarded options to purchase 150,000 shares of our common stock. The options have an exercise price of $5.43, equal to the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the sixth anniversary of the date of grant. This award is a one-time award granted for incentive and retention purposes and does not contemplate any additional awards in the future.

As part of our company’s Partner Leveraged Stock Purchase Program, in which members of our Partnership group, other than named executive officers, were awarded two options for each share of our company’s common stock purchased, Mr. Fishman, who was not an executive officer of our company at the time, was granted the following awards: On February 4, 2010, Mr. Fishman was awarded options to purchase 17,270 shares of our common stock at an exercise price of $5.79, which was the closing price of our company’s common stock on February 3, 2010, the day preceding the grant date; and on April 8, 2010, Mr. Fishman was awarded options to purchase 40,000 shares of our common stock at an exercise price of $4.57, which was the closing price of our company’s common stock on April 7, 2010, the day preceding the grant date. Both awards of stock options to Mr. Fishman will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause, in which case vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Mr. Fishman sells any shares of our company stock before the expiration date of these option awards, which reduces the aggregate number of shares deemed to be held by Mr. Fishman for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for him under such Guidelines, then the number of shares purchasable under these option awards, whether vested or not vested, shall be immediately reduced by two options per each share sold.

(3)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.

(4)	Compensation Committee approval was not required for this grant because Messrs. Lloyd and Fishman were not executive officers of the company at the time of the grant.

Outstanding Equity Awards At 2010 Fiscal Year-End

The following table sets forth information concerning equity awards of our named executive officers that were outstanding at December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)(1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)(1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Richard J. Hendrix		320,000		5.61	8/20/2015	1,119,899	4,278,014	160,000	611,200
	125,000	375,000		2.95	2/24/2019
		250,000		5.43	2/9/2020
Bradley J. Wright		34,667		5.61	8/20/2015	71,607	273,539	17,333	66,212
		12,000		4.57	4/8/2016
James C. Neuhauser	135,000			15.00	8/16/2012	301,201	1,150,588	80,000	305,600
		160,000		5.61	8/20/2015
		150,000		5.43	2/9/2016
Jonathan L. Billings	135,000			15.00	8/16/2012	301,193	1,150,557	80,000	305,600
		160,000		5.61	7/25/2013
		150,000		5.43	7/25/2013
Michael A. Lloyd		20,000		6.80	12/24/2015	240,203	917,575
		160,000		6.18	1/4/2017
Adam J. Fishman	45,000			15.00	8/16/2012	82,259	314,229	13,333	50,932
		26,667		5.61	8/20/2015
		30,000		6.80	12/24/2015
		17,270		5.79	2/4/2016
		40,000		4.57	4/8/2016

(1)	On February 24, 2009, Mr. Hendrix was granted options to purchase 500,000 shares of our company’s common stock. The options have an exercise price of $2.95, equal to the closing price of our common stock on February 23, 2009, the day preceding the date of grant, and vest in four equal installments on the first four anniversaries of the date of grant, subject to Mr. Hendrix’s continued employment, and will expire on the tenth anniversary of the date of grant.

In connection with our July 2006 private offering, Arlington Asset’s Board of Directors, which at the time included Mr. Hendrix, awarded stock options under our 2006 LTIP to Messrs. Billings, Fishman, and Neuhauser with 3-year cliff vesting on August 16, 2009, the third anniversary of the grant date, a strike price of $15 per share, and a six-year term until expiration. These awards were made subject to continued employment with our company. As previously disclosed, Mr. Billings retired from his position as an officer of our company and its subsidiaries on July 25, 2010. According to the retirement provisions set forth in the 2006 LTIP and the award agreement, upon retirement, Mr. Billings’ unvested stock options continue to vest according to their original schedule, and once vested, remain exercisable for the lesser of three years from the retirement date or the original terms; vested options as of the date of retirement remain exercisable for the lesser of three years from the date of retirement or the original terms.

(2)	On August 20, 2008, Messrs. Hendrix, Billings, Fishman, Neuhauser, and Wright were granted options to purchase shares of our common stock under the 2006 LTIP. These options become exercisable in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, at an exercise price of $5.61 per share, which was the closing price of our common stock on August 19, 2008, the day preceding the date of grant.

Based on a review of Mr. Hendrix’s increased responsibilities and contributions to our company as Chief Executive Officer, the benefits of further aligning Mr. Hendrix’s short and long-term interests with those of our company and shareholders, and a review of Mr. Hendrix’s equity ownership as Chief Executive Officer of our company, on February 9, 2010 the Board approved the award of options to purchase 250,000 shares of our company’s common stock. The options have an exercise price of $5.43, which was the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, will vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to Mr. Hendrix’s continued employment, and will expire on the tenth anniversary of the date of grant.

As part of our company’s Partner Leveraged Stock Purchase Program in which the executive officer was awarded three options for each share of our company’s common stock purchased, on April 8, 2010, Mr. Wright was awarded options to purchase 12,000 shares of our common stock. These options have an exercise price of $4.57, equal to the closing price of our common stock on April 7, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause, in which case vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Mr. Wright sells any shares of our company stock before the expiration date of this options award, which reduces the aggregate number of shares deemed to be held by Mr. Wright for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for him under such Guidelines, then the number of shares purchasable under this options award, whether vested or not vested, shall be immediately reduced by three options per each share sold.

On February 9, 2010, Messrs. Billings and Neuhauser were each awarded options to purchase 150,000 shares of our common stock. The options have an exercise price of $5.43, equal to the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the sixth anniversary of the date of grant. These awards are one-time awards granted for incentive and retention purposes and do not contemplate any additional awards in the future. As previously disclosed, Mr. Billings retired from his position as an officer of our company and its subsidiaries on July 25, 2010. According to the retirement provisions set forth in the 2006 LTIP and the award agreement, upon retirement, Mr. Billings’ unvested stock options continue to vest according to their original schedule, and once vested, remain exercisable for the lesser of three years from the retirement date or the original terms; vested options as of the date of retirement remain exercisable for the lesser of three years from the date of retirement or the original terms.

As part of our company’s Partner Leveraged Stock Purchase Program, in which members of our Partnership group, other than named executive officers, were awarded two options for each share of our company’s common stock purchased, Mr. Fishman and Mr. Lloyd, who were not executive officers of our company at the time, were granted the following options awards: On December 24, 2009, Mr. Lloyd and Mr. Fishman were awarded options to purchase 20,000 and 30,000 shares of our common stock, respectively, at an exercise price of $6.80, which was the closing price of our company’s common stock on December 23, 2009, the day preceding the grant date; on February 4, 2010, Mr. Fishman was awarded options to purchase 17,270 shares of our common stock at an exercise price of $5.79, which was the closing price of our company’s common stock on February 3, 2010, the day preceding the grant date; and on April 8, 2010, Mr. Fishman was awarded options to purchase 40,000 shares of our common stock at an exercise price of $4.57, which was the closing price of our company’s common stock on April 7, 2010, the day preceding the grant date. These awards of stock options to Mr. Fishman and Mr. Lloyd under the Partner Leveraged Stock Purchase Program vest in full on the third anniversary of the respective dates of grant, subject to continued employment with our company, unless termination is involuntary without cause. Upon involuntary termination without cause, vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the respective dates of grant. Under this program, if Mr. Fishman or Mr. Lloyd sell any shares of our company stock before the expiration date of these options awards, which reduces the aggregate number of shares deemed to be held by Mr. Fishman or Mr. Lloyd for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for them under such Guidelines, then the number of shares purchasable under these options awards, whether vested or not vested, shall be immediately reduced by two options per each share sold.

On January 4, 2010, Mr. Lloyd was awarded options to purchase 160,000 shares of our common stock as a one-time grant for incentive and retention purposes. The options have an exercise price of $6.18, equal to the closing price of our company’s common stock on December 31, 2009, the trading day preceding the date of grant, and will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant.

(3)	Unvested restricted shares/units held by Mr. Hendrix at December 31, 2010 vest as follows: 160,000 will vest in three equal annual installments beginning on February 20, 2011, 750,000 will vest in three equal annual installments beginning on February 9, 2013, and 209,899 will vest in full on February 9, 2013.

Unvested restricted shares/units held by Mr. Wright at December 31, 2010 vest as follows: 12,366 will vest in three equal annual installments beginning on February 9, 2011, 12,282 will vest in two equal annual installments beginning on February 24, 2011, 25,000 will vest in three equal annual installments beginning on February 25, 2011, 17,333 will vest in three equal annual installments beginning on April 21, 2011, 3,251 will vest in full on February 24, 2012, and 1,375 will vest in full on February 9, 2013.

Unvested restricted shares/units held by Mr. Neuhauser at December 31, 2010 vest as follows: 21,193 will vest in full on February 15, 2011, 80,000 will vest in three equal annual installments beginning on February 21, 2011, 45,198 will vest in two equal annual installments beginning on February 24, 2011, 13,334 will vest in two equal annual installments beginning on June 7, 2011, 11,964 will vest in full on February 24, 2012, and 129,512 will vest in full on February 9, 2013.

Unvested restricted shares/units held by Mr. Billings at December 31,2010 vest as follows: 21,185 will vest in full on February 15, 2011, 80,000 will vest in three equal annual installments beginning on February 21, 2011, 45,198 will vest in two equal annual installments beginning on February 24, 2011, 13,334 will vest in two equal annual installments beginning on June 7, 2011, 11,964 will vest in full on February 24, 2012, and 129,512 will vest in full on February 9, 2013.

Unvested restricted shares/units held by Mr. Lloyd at December 31, 2010 vest as follows: 13,441 will vest in full on June 23, 2011, 90,726 will vest in three equal annual installments beginning on June 23, 2011, 30,000 will vest in three equal annual installments beginning on January 4, 2013, and 106,036 will vest in three equal annual installments beginning on January 29, 2013.

Unvested restricted shares/units held by Mr. Fishman at December 31, 2010 vest as follows: 2,979 will vest in full on February 1, 2011, 63,333 will vest in three equal annual installments beginning on February 21, 2011, 10,000 will vest in two equal annual installments beginning on June 7, 2011, 5,650 will vest in three equal annual installments beginning on August 9, 2011, and 297 will vest in full on August 9, 2013.

(4)	The market value of the restricted shares and RSUs that have not vested as of December 31, 2010 was calculated based on $3.82 per share, the closing price of our company’s common stock on December 31, 2010. Dividends, if any, will be paid on outstanding shares of restricted stock at the same rate as paid to all holders of record of our common stock. For 2010, we did not pay any dividends on shares of our common stock.

(5)	The shares or units held by Messrs. Hendrix, Billings, Fishman, Neuhauser, and Wright will vest in three equal annual installments beginning on February 21, 2011 if the average market price for our common stock is at least $8.00 per share for any 20 consecutive trading days prior to February 21, 2011. All vesting is subject to continued employment with us.

Option Exercises and Stock Vested

No stock options to purchase shares of our common stock were exercised by our named executive officers in 2010. In 2010, the following restricted shares vested to our named executive officers:

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard J. Hendrix	11,454	40,089
Bradley J. Wright	6,140	33,279
James C. Neuhauser	91,815	413,910
Jonathan L. Billings	67,283	312,890
Michael A. Lloyd	13,441	48,522
Adam J. Fishman	19,355	78,088

(1)	Shares of Mr. Hendrix vested in 2010 as follows: 11,454 shares vested on July 25, 2010, which was a Sunday. The market price per share of our common stock on July 26, 2010, the first business day following the vesting date, closed at $3.50.

Shares of Mr. Wright vested in 2010 as follows: 6,140 shares vested on February 24, 2010. The market price per share of our common stock on that date closed at $5.42.

Shares of Mr. Neuhauser vested in 2010 as follows: 19,544 shares vested on February 12, 2010. The market price per share of our common stock on that date closed at $5.03. 13,857 shares vested on February 15, 2010, which was a holiday. The market price per share of our common stock on February 16, 2010, the first business day following the vesting date, closed at $5.10. 22,599 shares vested on February 24, 2010. The market price per share of our common stock on that date closed at $5.42. 6,666 shares vested on June 7, 2010. The market price per share of our common stock on that date closed at $3.72. 29,149 shares vested on August 3, 2010. The market price per share of our common stock on that date closed at $3.35.

Shares of Mr. Billings vested in 2010 as follows: 8,336 shares vested on February 12, 2010. The market price per share of our common stock on that date closed at $5.03. 13,852 shares vested on February 15, 2010, which was a holiday. The market price per share of our common stock on February 16, 2010, the first business day following the vesting date, closed at $5.10. 22,599 shares vested on February 24, 2010. The market price per share of our common stock on that date closed at $5.42. 6,666 shares vested on June 7, 2010. The market price per share of our common stock on that date closed at $3.72. 15,830 shares vested on August 3, 2010. The market price per share of our common stock on that date closed at $3.35.

Shares of Mr. Lloyd vested in 2010 as follows: 13,441 shares vested on June 23, 2010. The market price per share of our common stock on that date closed at $3.61.

Shares of Mr. Fishman vested in 2010 as follows: 2,981 vested on February 1, 2010. The market price per share of our common stock on that date closed at $5.92. 1,820 shares vested on June 1, 2010. The market price per share of our common stock on that date closed at $4.01. 5,000 shares vested on June 7, 2010. The market price per share of our common stock on that date closed at $3.72. 4,474 shares vested on September 1, 2010. The market price per share of our common stock on that date closed at $3.44. 5,080 shares vested on December 1, 2010. The market price per share of our common stock on that date closed at $3.77.

All Other Compensation

Name	Other Compensation(1) ($)
Richard J. Hendrix	0
Bradley J. Wright	0
James C. Neuhauser	0
Jonathan L. Billings	8,027
Michael A. Lloyd	0
Adam J. Fishman	100,000

(1)	In connection with his retirement from our company as of July 25, 2010, and based on his length of service and hire date with our company, Mr. Jonathan Billings and his eligible dependents are eligible for health plan coverage through our group health plans for a period of five years from his retirement. The premiums for this coverage are paid for by our company. The amount reported in this column represents the amount in premiums we paid in 2010 for health plan coverage following Mr. Billings’ retirement.

On January 29, 2010, as part of his 2009 performance discretionary compensation, Mr. Fishman was awarded the right to receive 5,000 shares of Class A Common Stock of NBH, valued at $100,000 upon grant based on a market price per share of $20. Subject to continued employment with FBR and/or its affiliates, 50% of the award vests upon consummation of a “Qualified Investment Transaction,” which occurred on December 10, 2010, and 50% will vest 12 months following consummation of the Qualified Investment Transaction, but no later than 18 months from the initial offering date of October 20, 2009, unless a definitive agreement for a Qualified Investment Transaction is not executed during such period. As defined in the NBH offering memorandum, a “Qualified Investment Transaction” means an Investment Transaction (as defined below) that, together with any other Investment Transaction (including any follow-on investments in or contributions to the capital of any businesses in which NBH previously invested in connection with an Investment Transaction), represents total capital deployed (measured in each case as of the time of the relevant Investment Transaction) of at least 25% of the net proceeds from the offering. An “Investment Transaction” means a transaction in which NBH acquires control of, or makes a non-control investment in, a banking institution (including any savings association or similar financial institution) within the United States, provided that non-control investments will not qualify as Investment Transactions unless NBH obtains a board seat or other governance rights pursuant to a shareholder rights or similar agreement. In addition to the employment-based vesting described above, the shares are subject to forfeiture in the event NBH does not enter into a Qualified Investment Transaction by the Investment Transaction Deadline, defined in the NBH offering memorandum as 24 months from the consummation of the initial offering date of October 20, 2009, or if such transaction is not subsequently consummated, as described more fully in the offering memorandum, regardless of whether or not employment with our company continues.

Potential Payments Upon Termination or Change-in-Control

With the exception of our company’s employment agreement with Richard J. Hendrix, we do not have employment contracts or post-termination compensation agreements with any of our named executive officers, and we do not have contractual provisions or other arrangements with any of the named executive officers, which provide for payments at, following, or in connection with the resignation, severance, retirement or other termination (including constructive termination) of a named executive officer. The Board of Directors retains discretion to provide severance in a particular case, although we are under no obligation to do so. Unvested stock options, restricted stock awards, and RSUs held by grantees, including those held by named executive officers, may vest upon a change in control or following a change in control, or upon termination of employment due to death or disability, as provided under the terms of our 2006 LTIP.

The following tables represent the payments due to our named executive officers in the event termination or change in control payments would have been triggered under the 2006 LTIP and Mr. Hendrix’s employment agreement as of December 31, 2010. For further information on the terms of Mr. Hendrix’s employment agreement, see “Certain Relationships and Transactions with Related Persons — Employment Agreement With Our President and Chief Executive Officer” above and also the actual employment agreement, which we filed as an exhibit to our Quarterly Report on Form 10-Q on May 12, 2008.

Payments Due Upon Termination Without Cause or Resignation for Good Reason

Name	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)(4)	Total ($)
Richard J. Hendrix	3,808,346	4,889,214	435,000	0	0	107,232	9,239,792
Bradley J. Wright	14,423	0	0	0	0	0	14,423
James C. Neuhauser	19,231	0	0	0	0	0	19,231
Jonathan L. Billings	0	0	0	0	0	0	0
Michael A. Lloyd	15,385	0	0	0	0	0	15,385
Adam J. Fishman	15,385	0	0	0	0	0	15,385

(1)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, Mr. Hendrix is entitled to receive within ten days after the termination of his employment a single-sum cash payment equal to two times the average total annual salary and performance bonus earned by and paid to Mr. Hendrix with respect to the two fiscal years preceding the date of termination. In addition, in the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, the unpaid portion of any earned and accrued, but not yet paid, annual salary shall be paid to Mr. Hendrix in a lump sum within ten days after the termination of his employment. For the purposes of this table, we assume that the termination occurred on December 31, 2010, before he received the last bi-weekly payment of the year.

In the event of termination without cause or resignation for good reason as of December 31, 2010, Messrs. Fishman, Lloyd, Neuhauser, and Wright would receive the unpaid portion of earned and accrued, but not yet paid, annual salary.

(2)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, all unvested incentive equity and equity-based awards, including any performance-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Code based on a performance measurement period beginning after January 1, 2009, shall immediately vest and any time-based forfeiture restrictions shall immediately lapse.
(3)	The value of all restricted shares and RSUs whose time-based forfeiture provisions would lapse is based on the number of shares multiplied by $3.82 per share, the closing price of our common stock on December 31, 2010, the last trading day of the year. The value of all options that would vest upon termination is based on the number of options multiplied by the difference between $3.82 per share, the closing price of our common stock on December 31, 2010, the last trading day of the year, and the options strike price.
(4)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, our company shall, for five years, provide Mr. Hendrix and his qualified beneficiaries health plan coverage through our group health plans while Mr. Hendrix is eligible under COBRA or shall reimburse Mr. Hendrix for premiums he incurs under a substantially similar private health insurance plan thereafter. For the purposes of this table, we assume that the cost of the health plan coverage is the same as the average per-employee amount we pay to provide our employees health care coverage in 2011, with an annual cost increase trend of 10.5%, as projected by our external healthcare benefits advisor.

Payments Due Upon Termination Without Cause Due to A Reduction in Force

Name	Salary ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)(5)	Total ($)
Richard J. Hendrix	3,808,346	4,889,214	435,000	0	0	107,232	9,239,792
Bradley J. Wright	14,423	133,284	0	0	0	0	147,707
James C. Neuhauser	19,231	525,517	0	0	0	0	544,748
Jonathan L. Billings	0	0	0	0	0	0	0
Michael A. Lloyd	15,385	299,014	0	0	0	0	314,399
Adam J. Fishman	15,385	173,837	0	0	0	0	189,222

(1)	Our 2006 LTIP specifically contemplates a termination without cause due to a reduction in force, whereas Mr. Hendrix’s employment agreement contemplates a termination without cause more broadly. This table includes the same information for Mr. Hendrix as the table above entitled “Payments Due Upon Termination Without Cause or Resignation for Good Reason.” Please refer to the footnotes of that table for details of payments to Mr. Hendrix that would have been made if he had been terminated without cause due to a reduction in force on December 31, 2010.

In the event of termination without cause due to a reduction in force as of December 31, 2010, Messrs. Fishman, Lloyd, Neuhauser, and Wright would receive the unpaid portion of earned and accrued, but not yet paid, annual salary.

As Mr. Billings retired from our company as of July 25, 2010, no payment or stock award vesting is contemplated upon a December 31, 2010 termination.

(2)	In the event of a termination without cause due to a reduction in force, and pursuant to our 2006 LTIP, our named executive officers’ unvested options and stock appreciation rights (as defined in the 2006 LTIP) shall be forfeited, restricted stock and RSUs subject to cliff vesting or annual pro rata vesting provisions shall vest pro rata and remaining unvested restricted stock and RSUs shall be forfeited, and all performance awards (as defined in the 2006 LTIP) shall be payable pro rata at the end of the applicable performance period and only if the associated performance goals are achieved.

The value of unvested restricted shares and RSUs is based on the number of shares that would vest in the event of a termination without cause due to a reduction in force multiplied by $3.82, which was the closing price of our common stock on December 31, 2010, the last trading day of the year.

(3)	This table assumes that the performance goals for the performance awards are not later achieved by the end of the applicable performance period. If the goals were assumed to be achieved, then the amounts in the column entitled “Stock Awards” would increase by the following amounts, which would be payable only at the end of the applicable performance period:

Name	Stock Awards ($)
Richard J. Hendrix	—
Bradley J. Wright	34,789
James C. Neuhauser	160,566
Jonathan L. Billings	—
Michael A. Lloyd	—
Adam J. Fishman	26,759

(4)	All outstanding vested options have an exercise price greater than the closing price of our common stock on December 31, 2010, the last trading day of the year; therefore, the value of those options for purposes of this table at that date was zero. As noted above, and pursuant to our 2006 LTIP, unvested options shall be forfeited in the event of a termination without cause due to a reduction in force.

(5)	In the event of a termination of Mr. Hendrix’s services to us without cause (i.e., due to a reduction in force), our company shall, for five years, provide Mr. Hendrix and his qualified beneficiaries health plan coverage through our group health plans while Mr. Hendrix is eligible under COBRA or shall reimburse Mr. Hendrix for premiums he incurs under a substantially similar private health insurance plan thereafter. For the purposes of this table, we assume that the cost of the health plan coverage is the same as the average per-employee amount we pay to provide our employees health care coverage in 2011, with an annual cost increase trend of 10.5%, as projected by our external healthcare benefits advisor.

Payments Due Upon Termination Due to Death or Disability

Name	Salary ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)	Total ($)
Richard J. Hendrix	28,846	4,889,214	435,000	0	0	0	5,353,060
Bradley J. Wright	14,423	339,751	0	0	0	0	354,174
James C. Neuhauser	19,231	1,456,188	0	0	0	0	1,475,419
Jonathan L. Billings	0	0	0	0	0	0	0
Michael A. Lloyd	15,385	917,575	0	0	0	0	932,960
Adam J. Fishman	15,385	365,161	0	0	0	0	380,546

(1)	In the event of a termination of Mr. Hendrix’s services to us due to his death or disability, the unpaid portion of any earned and accrued, but not yet paid, annual salary shall be paid to his estate in a lump sum. In addition, in the event of a termination of Mr. Hendrix’s services to us due to his death or disability, Mr. Hendrix is also entitled to any unpaid amounts of any earned and accrued, but not yet paid, amounts under any bonus, equity or long-term incentive plan of our company then in effect. For the purposes of this table, we assume that Mr. Hendrix died or became disabled on December 31, 2010, before receiving the last bi-weekly payment of the year.

In the event of termination due to death or disability as of December 31, 2010, Messrs. Fishman, Lloyd, Neuhauser, and Wright would be entitled to the unpaid portion of earned and accrued, but not yet paid, annual salary.

(2)	In the event of a termination of Mr. Hendrix’s services to us due to his death or disability, and pursuant to his employment agreement with us, all unvested incentive equity and equity-based awards shall immediately vest and any time-based forfeiture restrictions shall immediately lapse.

In the event of a termination due to death or disability, and pursuant to the 2006 LTIP, unvested options and stock appreciation rights (as defined in the 2006 LTIP) immediately vest and become fully exercisable (and remain exercisable for one year), all unvested restricted stock fully vests and becomes free of all restrictions and deferral limitations and all performance awards (as defined in the 2006 LTIP) shall be considered to be earned and payable and any deferral or other restriction shall lapse.

The value of all unvested restricted shares is based on the number of shares that would vest in the event of a termination due to death or disability multiplied by $3.82, which was the closing price of our common stock on December 31, 2010, the last trading day of the year.

For purposes of this table, we assume that each named executive officer died on December 31, 2010, with the exception of Mr. Billings who retired from our company and its subsidiaries as of July 25, 2010. Mr. Billings’ stock awards qualified for retirement provisions upon his retirement from our company, pursuant to the 2006 LTIP, and therefore, would not subsequently qualify for death or disability provisions.

(3)	The value of all restricted shares and RSUs whose time-based forfeiture provisions would lapse in the event of a termination due to death or disability is based on the number of shares and RSUs multiplied by $3.82 per share, the closing price of our common stock on December 31, 2010, the last trading day of the year. The value of all options that would vest upon termination is based on the number of options multiplied by the difference between $3.82 per share, the closing price of our common stock on December 31, 2010, the last trading day of the year, and the options strike price.

Payments Due Upon Change in Control

Name	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)	Total ($)
Richard J. Hendrix	0	4,889,214	435,000	0	0	0	5,324,214
Bradley J. Wright	0	339,751	0	0	0	0	339,751
James C. Neuhauser	0	1,456,188	0	0	0	0	1,456,188
Jonathan L. Billings	0	1,456,157	0	0	0	0	1,456,157
Michael A. Lloyd	0	917,575	0	0	0	0	917,575
Adam J. Fishman	0	365,161	0	0	0	0	365,161

(1)	The value of all unvested restricted shares and RSUs is based on the number of shares and RSUs that would vest upon a change in control multiplied by $3.82, which was the closing price of our common stock on December 31, 2010, the last trading day of the year.

Unless an award agreement made under the 2006 LTIP states otherwise, upon a change in control, unvested options and stock appreciation rights (as defined in the 2006 LTIP) immediately vest and become fully exercisable, all unvested restricted stock and RSUs fully vest and becomes free of all restrictions and deferral limitations and all performance awards (as defined in the 2006 LTIP) shall be considered to be earned and payable and any deferral or other restriction shall lapse. Certain award agreements for our named executive officers state that the Compensation Committee shall determine the impact of a change in control, including whether RSUs will vest and become free of restrictions and deferral limitations or will be assumed or substituted for by the successor company. For purposes of this table, if the Compensation Committee were to have determined that the RSUs subject to this provision were to be assumed or substituted for by the successor company, then the Stock Awards amounts for this table would instead be as follows:

Name	Stock Awards ($)
Richard J. Hendrix	0
Bradley J. Wright	95,500
James C. Neuhauser	131,893
Jonathan L. Billings	131,863
Michael A. Lloyd	0
Adam J. Fishman	49,580

(2)	The value of all options that would vest upon change in control is based on the number of options multiplied by the difference between $3.82 per share, the closing price of our common stock on December 31, 2010, the last trading day of the year, and the options strike price.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, Messrs. DeMartini (Chairman of the Compensation Committee until February 9, 2010), Hynes, Michael (effective March 10, 2010) and Reimers served on the Compensation Committee. None of these directors served, during the last fiscal year or in any prior year, as one of our officers or employees. None of our executive officers served on the compensation committee or board of directors of any company that employed any member of the Board of Directors (including the Compensation Committee).

Compensation of Non-Employee Directors

As compensation for serving on our Board of Directors, each director who is not an employee of our company or an employee of our affiliates receives a retainer of $100,000 per year, provided that (i) effective January 1, 2009, Eric F. Billings, our Chairman, receives a retainer of $400,000 per year pursuant to the Director Agreement (defined below), which is described in detail below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence — Retirement and Director Service Agreements With Our Chairman and Then-Chief Executive Officer,” (ii) effective June 4, 2009, the Lead Director receives a retainer of $150,000 per year and (iii) the Chairman of the Audit Committee receives a retainer of $125,000 per year. In each case, the retainer is paid, at the director’s election, in cash and/or equity based compensation granted under our 2006 LTIP. Effective June 3, 2010, the Board of Directors approved that the non-employee directors may, at their choice, receive options and/or RSUs as their equity based compensation. Each RSU generally represents the right to receive the economic equivalent of one share of our common stock. We do not pay our non-employee directors meeting-attendance fees.

Executive officers that served as members of our Board of Directors at any time during 2010 (Mr. Hendrix) and affiliates of Crestview designated to serve on our Board of Directors pursuant to the terms of the Amended and Restated Voting Agreement (described below) (Messrs. DeMartini, Klein and Murphy) did not receive any compensation in 2010 for their services as members of our Board of Directors. These directors are eligible to participate in our 2006 LTIP. Messrs. DeMartini, Klein and Murphy were not granted any equity-based compensation under our 2006 LTIP in 2010.

The annual compensation period, which prior to June 2009 was the calendar year, is the year between annual meetings of our shareholders. Options or Restricted Stock Units are granted annually at the time of the annual meeting. We pay the cash portion of the annual retainer in equal quarterly payments in arrears instead of in a single annual amount in advance.

In 2010, each non-employee director (other than Messrs. DeMartini, Klein, Murphy and Billings) earned (i) the cash portion of their 2009-2010 annual retainer, if any, for the time between January 1, 2010 and the date of our 2010 annual meeting of our shareholders and (ii) the cash portion of their 2010-2011 annual retainer, if any, for the time between the date of our 2010 annual meeting of our shareholders and December 31, 2010. On June 3, 2010, each then non-employee director (other than Messrs. Klein and Murphy) was granted equity based compensation with respect to their 2010-2011 annual retainer, as follows: Mr. Reimers received the entirety of his 2010-2011 annual retainer in options, Mr. Kraemer received one-half of his annual retainer in options and one-half of his annual retainer in RSUs and Messrs. Billings, Hynes and Michael received one-half of their 2010-2011 annual retainer in cash and the other half in RSUs. Accordingly, Mr. Reimers was granted 115,384 options. Mr. Kraemer was granted 48,076 options and 15,243 RSUs. Messrs. Hynes and Michael were each granted 12,195 RSUs and scheduled to be paid $50,000 in cash. Mr. Billings was granted 48,780 RSUs and scheduled to be paid $200,000 in cash. The options granted to Messrs. Kraemer and Reimers each represent the right to purchase one share of our common stock, have an exercise price of $4.10 per share, vest in full on June 3, 2011, and have a three-year exercise period. The number of shares subject to the options granted to Messrs. Kraemer and Reimers was determined using the Black-Scholes option pricing model. The RSUs granted to Messrs. Billings, Hynes, Kraemer and Michael each represent one share of common stock that will vest in full on June 3, 2011 (“vested RSUs”). Vested RSUs convert to shares of the company’s common stock one year from the date the director ceases to be a director. The number of shares subject to the RSUs granted to Messrs. Billings, Hynes, Kraemer and Michael was determined using the closing price of the company’s stock on the close of trading on June 2, 2010. For information on the valuation of option awards and RSUs, please refer to Note 12 of our consolidated financial statements included in the Original Filing.

In addition to the compensation paid to our non-employee directors discussed above, we also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees and corporate events that directors may be asked to attend.

Non-Employee Director Compensation Table for 2010

The following table contains compensation information for our non-employee directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash($) (1)(2)(3)	Restricted Stock Unit Awards ($)(3)(4)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Eric F. Billings	400,000	305,557	—	—	705,557
Richard M. DeMartini (resigned February 9, 2010)(4)	—	—	—	—	—
Thomas J. Hynes, Jr.	100,000	—	—	—	100,000
Adam J. Klein (director as of February 9, 2010)(4)	—	—	—	—	—
Richard A. Kraemer	125,000	—	—	—	125,000
Ralph S. Michael, III	100,000	—	—	—	100,000
Thomas S. Murphy, Jr.(4)	—	—	—	—	—
Arthur J. Reimers	150,000	—	—	—	150,000

(1)	Includes the cash portion, if any, of each director’s (i) 2009 annual retainer for the time between January 1, 2010 and the 2010 annual meeting of our shareholders and (ii) 2010 annual retainer for the time between the 2010 annual meeting of our shareholders and December 31, 2010.
(2)	Includes the aggregate grant date fair value of the portion of the 2010 annual retainer that each non-employee director elected to receive in RSUs and/or stock options.
(3)	Amounts relating to stock-based awards represent the aggregate grant date fair value of the stock-based award computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the stock options granted for fiscal year 2010 appears in Note 12 of our consolidated financial statements included in the Original Filing.
(4)	Represents stock-based awards portion of the bonus that Mr. Billings received for 2009 under the Director Agreement.
(5)	As part of the terms of the Amended and Restated Voting Agreement with Crestview (described below), Mr. DeMartini, Mr. Klein and Mr. Murphy did not receive any compensation in 2010 for their services as members of our Board of Directors.

As of December 31, 2010, our non-employee directors held RSU and option awards as set forth in the table below:

Name	Aggregate Number of Restricted Stock Units Outstanding at Fiscal Year End (#)	Aggregate Number of Options Outstanding at Fiscal Year End (#)	Aggregate Grant Date Fair Value of Restricted Stock Units Awards Outstanding at Fiscal Year End ($)(1)	Aggregate Grant Date Fair Value of Option Awards Outstanding at Fiscal Year End ($)(1)
Eric F. Billings(2)	48,780	153,126	199,998	283,333
Richard M. DeMartini (resigned February 9, 2010)	—	—	—	—
Thomas J. Hynes, Jr.	12,195	127,723	50,000	467,451
Adam J. Klein (director as of February 9, 2010)	—	—	—	—
Richard A. Kraemer	15,243	254,075	62,496	703,850
Ralph S. Michael, III	12,195	60,920	50,000	145,599
Thomas S. Murphy, Jr.	—	—	—	—
Arthur J. Reimers	—	357,414	—	905,959

(1)	Amounts relating to stock-based awards represent the aggregate grant date fair value of the stock-based award computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the stock options granted for fiscal year 2010 appears in Note 12 of our consolidated financial statements included in the Original Filing.
(2)	Mr. Eric Billings served as our company’s Chief Executive Officer until January 1, 2009. Under our 2006 LTIP, the following stock options and RSUs were awarded based on his employee status and pursuant to his Director Agreement. On August 20, 2008, Mr. Billings was awarded 533,333 options to purchase shares of our common stock under the 2006 LTIP. These options become exercisable in three equal installments beginning on August 20, 2011 at an exercise price of $5.61 per share. For 2009, Mr. Billings received a bonus under the Director Agreement, consisting of an equity component equal to $305,557 payable in the form of 56,272 RSUs, each representing the right to receive one share of our common stock. 50,645 RSUs are scheduled to vest on a pro-rata basis on the first, second and third anniversaries of the date of grant, and 5,627 RSUs are scheduled to vest fully on the third anniversary of the date of grant. The RSUs were granted under our 2006 LTIP on February 9, 2010.

COMPENSATION COMMITTEE REPORT

The following report is submitted by the Compensation Committee of the Board of Directors of FBR Capital Markets Corporation (the “Company”), which is composed of three independent directors, Messrs. Reimers (Chairman, effective February 9, 2010), Hynes and Michael. The Board of Directors has concluded that each member of the Compensation Committee is independent, and that during 2010 each member of the Compensation Committee was independent, in each case according to the independence standards set forth in the NASDAQ listing standards and the Company’s Corporate Governance Guidelines.

The Compensation Committee oversees the Company’s compensation program on behalf of the Board of Directors. During 2010, the Compensation Committee met seven times. In fulfilling its oversight duties, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this Amendment.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment.

Respectfully submitted,

Arthur J. Reimers, Chairman
Thomas J. Hynes, Jr.
Ralph S. Michael, III

Note: Richard M. DeMartini served as chairman of the Compensation Committee until his resignation from the Board of Directors of the Company on February 9, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Management

The following table shows the number of shares of our common stock known by us to be beneficially owned at April 7, 2011, by each director, each nominee for director, each named executive officer and all directors and executive officers as a group.

For purposes of the table below, beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless indicated otherwise in the footnotes to the table below, each individual has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

	FBR Capital Markets Corporation
	Common Stock
Name of Beneficial Owners	Shares Beneficially Owned (#)		Percent of Class(1)
Richard J. Hendrix	379,975	(2)	*
Bradley J. Wright	30,078	(3)	*
James C. Neuhauser	344,133	(4)	*
Michael A. Lloyd	48,858		*
Adam J. Fishman	164,392	(5)	*
Jonathan L. Billings (retired as of July 25, 2010)	269,080	(6)	*
Eric F. Billings	323,406	(7)(14)	*
Reena Aggarwal (director as of March 24, 2011)	—		*
Thomas J. Hynes, Jr.	137,723	(8)(14)	*
Adam J. Klein (director as of February 9, 2010)	—	(9)	*
Richard A. Kraemer	274,075	(10)(14)	*
Ralph S. Michael, III	65,920	(11)(14)	*
Thomas S. Murphy, Jr.	—	(12)	*
Arthur J. Reimers	424,081	(13)	*
All executive officers and directors of FBR Capital Markets as a group (16 persons)	2,578,734		4.18%

*	Less than 1%.
(1)	Based on 61,684,723 shares of our company’s common stock outstanding as of April 7, 2011. Our shares outstanding on such date include 629,696 shares issued pursuant to restricted stock award agreements under our 2006 LTIP. The holders of these shares agreed not to vote or grant a proxy to vote such shares until the applicable voting restrictions lapse. Shares of our company’s common stock subject to options and currently exercisable, or exercisable within 60 days of April 7, 2011, are deemed outstanding for computing the percentage of the class owned by the person holding such options but are not deemed outstanding for computing the percentage of the class owned by any other person. Shares of our company’s common stock subject to restrictions (RSUs) and vesting within 60 days of April 7, 2011 are deemed outstanding for computing the percentage of the class owned by the person holding such restricted shares but are not deemed outstanding for computing the percentage of the class owned by any other person.
(2)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hendrix includes 250,000 shares of our common stock issuable to Mr. Hendrix upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(3)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Wright includes 5,777 RSUs of our common stock (subject to tax withholding) that are vesting within 60 days of April 7, 2011.
(4)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Neuhauser includes 135,000 shares of our common stock issuable to Mr. Neuhauser upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011 and includes 6,667 restricted shares of our common stock (subject to tax withholding) that will vest within 60 days of April 7, 2011.
(5)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Fishman includes 45,000 shares of our common stock issuable to Mr. Fishman upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011 and includes 5,000 restricted shares of our common stock (subject to tax withholding) that will vest within 60 days of April 7, 2011.
(6)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Jonathan Billings includes 135,000 shares of our common stock issuable to Mr. Jonathan Billings upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(7)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Eric Billings includes 153,126 shares of our common stock issuable to Mr. Eric Billings upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(8)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hynes includes 127,723 shares of our common stock issuable to Mr. Hynes upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(9)	Mr. Klein is a member of our Board of Directors and a Principal of Crestview Advisors, LLC Through affiliates, Crestview beneficially owns 11,191,641 shares of our common stock. Crestview Advisors, LLC. provides investment advisory and management services to investment funds affiliated with Crestview Partners GP, L.P. and, either directly or through an affiliate, a limited partner of Crestview Partners GP, L.P., the general partner of each of the investment funds that are members of Forest Holdings LLC and Forest Holdings (ERISA) LLC. Crestview Advisors, LLC also provides advisory services to us. Mr. Klein disclaims beneficial ownership of any shares of common stock shown as beneficially owned by Crestview Partners GP, L.P. in the table appearing under the heading “Security Ownership by Certain Beneficial Owners” below, except to the extent of his pecuniary interest in such shares.

(10)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Kraemer includes 254,075 shares of our common stock issuable to Mr. Kraemer upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(11)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Michael includes 60,920 shares of our common stock issuable to Mr. Michael upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(12)	Mr. Murphy is a member of our Board of Directors and a Managing Director of Crestview Advisors, LLC. Through affiliates, Crestview beneficially owns 11,191,641 shares of our common stock. Crestview Advisors, LLC provides investment advisory and management services to investment funds affiliated with Crestview Partners GP, L.P. and, either directly or through an affiliate, a limited partner of Crestview Partners GP, L.P., the general partner of each of the investment funds that are members of Forest Holdings LLC and Forest Holdings (ERISA) LLC. Crestview Advisors, LLC also provides advisory services to us. Mr. Murphy is also the President of Crestview, L.L.C., the general partner of Crestview Partners GP, L.P. Mr. Murphy disclaims beneficial ownership of any shares of common stock shown as beneficially owned by Crestview Partners GP, L.P. in the table appearing under the heading “Security Ownership by Certain Beneficial Owners” below, except to the extent of his pecuniary interest in such shares.
(13)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Reimers includes 357,414 shares of our common stock issuable to Mr. Reimers upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2011.
(14)	The number of shares of common stock beneficially owned by each of our non-employee directors and director nominees does not include the non-employee director RSUs that have been awarded under the 2006 LTIP, in the following amounts: Mr. Eric Billings – 48,780 RSUs, Mr. Hynes – 12,195 RSUs, Mr. Kraemer – 15,243 RSUs and Mr. Michael – 12,195 RSUs. We describe Director compensation in detail in “ – Compensation of Non-Employee Directors.”

Security Ownership of Certain Beneficial Owners

The following table shows the number of shares of our common stock beneficially owned by any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), other than members of management (who are included in the table above), who is known by us to be the beneficial owner of more than five percent of our voting securities.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned		Percent of Class
Crestview Partners GP, L.P. 667 Madison Avenue New York, New York 10021	Common Stock	11,191,641	(1)	18.14	%(2)

Robeco Investment Management, Inc. 909 Third Avenue New York, NY 10022	Common Stock	4,979,929	(3)	8.07	%(2)

NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, California 90067	Common Stock	4,183,146	(4)	6.78	%(2)

Invesco Ltd. 1555 Peachtree Street NE Atlanta, Georgia 30309	Common Stock	4,102,561	(5)	6.65	%(2)

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	Common Stock	3,630,793	(6)	5.89	%(2)

Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	Common Stock	3,322,900	(7)	5.39	%(2)

(1)	This beneficial ownership information is based on a Schedule 13D/A report filed by Crestview Partners, L.P. on June 3, 2010 and Forms 4 filed by Crestview Partners (Cayman), L.P. and Crestview Partners GP, L.P. on June 3, 2010. The number of shares of our company’s common stock shown as beneficially owned by Crestview Partners GP, L.P. includes 10,613,426 shares of common stock held of record by Forest Holdings LLC and 443,886 shares of common stock held of record by Forest Holdings (ERISA) LLC. The number also includes 2,465,671 shares of common stock issuable upon exercise of currently exercisable options held by Forest Holdings LLC and 134,329 shares of common stock issuable upon exercise of currently exercisable options held by Forest Holdings (ERISA) LLC. Each of Crestview Partners, L.P., Crestview Partners (PF), L.P., Crestview Holdings (TE), L.P. and Crestview Offshore Holdings (Cayman), L.P. has shared voting and investment power over 8,147,755 shares of common stock held of record by Forest Holdings LLC and 2,465,671 shares of common stock issuable upon exercise of currently exercisable options granted to Forest Holdings LLC. Crestview Partners GP, L.P. has shared voting and investment power over 8,591,641 shares of common stock and 2,600,000 shares of common stock issuable upon the exercise of currently exercisable options held by Forest Holdings LLC and by Forest Holdings (ERISA) LLC. Crestview Partners GP, L.P. is the general partner of each of the investment funds that are members of Forest Holdings LLC and Forest Holdings (ERISA) LLC. The investment committee of Crestview Partners GP, L.P. makes investment decisions on behalf of the investment funds that are members of Forest Holdings LLC and Forest Holdings (ERISA) LLC. Mr. Barry S. Volpert serves as the chairman of the investment committee of Crestview Partners GP, L.P. Mr. Volpert has the right to designate, in his discretion, additional persons to serve on the investment committee of Crestview Partners GP, L.P. and therefore could be deemed to have beneficial ownership of an aggregate of 11,191,641 shares of common stock. However, Mr. Volpert disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest in such shares. The composition of the investment committee of Crestview Partners GP, L.P. changes from time to time.

(2)	Based on 61,684,723 shares of our company’s common stock outstanding as of April 7, 2011. Our shares outstanding on such date include 629,696 issued pursuant to restricted stock award agreements under our 2006 LTIP. The holders of these shares agreed not to vote or grant a proxy to vote such shares until the applicable voting restrictions lapse. Shares of our company’s common stock subject to options currently exercisable, or exercisable within 60 days of April 7, 2011, are deemed outstanding for computing the percentage of the class owned by the person holding such options but are not deemed outstanding for computing the percentage of the class owned by any other person.
(3)	This information is based on a Schedule 13G report filed by Robeco Investment Management, Inc. (“Robeco”) on February 11, 2011. The number of shares of our company’s common stock shown as beneficially owned by Robeco includes 3,951,694 shares over which Robeco has sole voting power, 134,810 shares over which Robeco has shared voting power and 4,979,929 shares over which Robeco has sole dispositive power.
(4)	This information is based on a Schedule 13G report filed by NWQ Investment Management Company, LLC (“NWQ”) on February 14, 2011. The number of shares of our company’s common stock shown as beneficially owned by NWQ includes 3,999,065 shares over which NWQ has sole voting power and 4,183,146 shares over which NWQ has sole dispositive power.
(5)	This information is based on a Schedule 13G report filed by Invesco Ltd. (“Invesco”) on February 11, 2011. The number of shares of our company’s common stock shown as beneficially owned by Invesco includes 4,091,311 shares over which Invesco Advisers, Inc. has sole voting and sole dispositive power and 11,250 shares over which Invesco Powershares Capital Management has sole voting and sole dispositive power.
(6)	This information is based on a Schedule 13G report filed by The Vanguard Group, Inc. (“Vanguard”) on February 10, 2011. The number of shares of our company’s common stock shown as beneficially owned by Vanguard includes 102,558 shares over which Vanguard has sole voting power, 3,528,235 shares over which Vanguard has sole dispositive power and 102,558 shares over which Vanguard has shared dispositive power.
(7)	This information is based on a Schedule 13G report filed by Wellington Management Company, LLP. (“Wellington”) on February 14, 2011. The number of shares of our company’s common stock shown as beneficially owned by Wellington includes 3,322,900 shares over which Wellington has shared voting power and 3,322,900 shares over which Wellington has shared dispositive power.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2010, information with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans Approved by Shareholders	8,071,516	(1)	$7.95	1,899,351
	9,950,351	(2)	N/A
Equity Compensation Plans Not Approved by Shareholders	—		—	—

Total	18,021,867		$7.95	1,899,351

(1)	Represents stock options.
(2)	Represents RSUs. Assumes that all applicable performance targets will be met, and as a result, performance-based RSUs will vest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Crestview

Amended and Restated Voting Agreement

We entered into a voting agreement with Arlington Asset, FBR TRS Holdings Inc. and certain affiliates of Crestview in connection with our 2006 private offering (the “Voting Agreement”). The Voting Agreement was amended and restated effective May 20, 2009 (the “Amended and Restated Voting Agreement”). As of October 28, 2009, Arlington Asset sold all of the shares of our common stock beneficially owned by Arlington Asset. As a result, the terms of the Amended and Restated Voting Agreement with regard to Arlington Asset were terminated and are no longer in effect. The material terms of the Amended and Restated Voting Agreement as they relate to Crestview are summarized as follows:

Board Composition

The Amended and Restated Voting Agreement provides that the Board of Directors will consist of nine directors. Crestview is entitled to designate two directors for election or appointment. Four directors shall be independent within the meaning of the rules of the SEC and the NASDAQ Marketplace Rules and shall be designated for election or appointment, as applicable, by the Board of Directors (acting by majority vote), and shall be reasonably acceptable to Crestview. One director shall be designated for election or appointment, as applicable, by the Board (acting by majority vote), which director shall be the Chief Executive Officer of our company. Crestview’s right to designate one director terminates if it sells or otherwise transfers one-third or more of the shares it purchased in our 2006 private offering, and terminates with respect to both directors if Crestview sells or otherwise transfers two-thirds or more of the shares it purchased in our 2006 private offering. If Crestview ceases to own at least 66 2/3% of the shares it purchased in our 2006 private offering, Crestview will have no further rights with respect to approving our independent directors.

Removal and Replacement of Directors

During the term of the Amended and Restated Voting Agreement, the Board will have the right to designate for removal independent directors and nominate their replacements, so long as such replacement nominees are reasonably acceptable to Crestview. If the Board of Directors and Crestview cannot reach agreement as to the acceptability of the permanent replacement director within 45 days of the former director’s departure, the remaining independent directors have the right to select the replacement director and to fill the vacancy after consulting with the remaining members of the Board of Directors and Crestview. Crestview has the right to designate for removal any of its designees from our Board of Directors and designate his or her replacement. Each Crestview director is removable from our Board of Directors by a party other than Crestview only for cause (as defined in the Amended and Restated Voting Agreement), and, upon such removal, Crestview has the right to nominate his or her replacement.

Continuing Committee Representation

For so long as Crestview has the right to designate one director, under the terms of the Amended and Restated Voting Agreement, each committee of our Board of Directors will have as a member at least one Crestview director. To the extent that applicable law or the NASDAQ Marketplace Rules prevent such director from serving as a member of a committee of our Board of Directors, the Crestview director will have certain observation rights.

Composition of Subsidiary Boards

For so long as Crestview has the right to designate one of our directors, Crestview also has the right to designate a representative for election or appointment, as the case may be, to the board of directors of each of our subsidiaries, other than our direct and indirect subsidiaries that are registered as investment advisers under the Investment Advisers Act of 1940, as amended.

Termination

The rights and obligations of the Amended and Restated Voting Agreement will expire (unless earlier expired or terminated in accordance with the terms thereof) at such time as Crestview and its affiliates party thereto cease to own at least 1% of the shares of our common stock acquired by them in our 2006 private offering.

Other Transactions With Crestview

In connection with our 2006 private offering, our Board of Directors approved and we entered into a professional services agreement with an affiliate of Crestview (Crestview Advisors, LLC). In exchange for ongoing strategic advice and assistance, we agreed to pay Crestview’s affiliate an annual strategic advisory fee of $1.0 million, plus reimbursement of its reasonable out-of-pocket expenses, for so long as Crestview continues to own at least 50% of the shares of our common stock it purchased in our July 2006 private offering.

In September 2008, we agreed to issue to Crestview Advisors, LLC 502,268 options to purchase common shares of our company in lieu of cash payments for the strategic advisory fee for the period from October 1, 2008 through December 31, 2009. These options were issued at an exercise price of $5.30 and valued by us at the time of issuance at $1,171,000.

On June 14, 2010, the professional services agreement with an affiliate of Crestview was amended to reflect a decision made by the company’s Board of Directors on June 3, 2010 to give Crestview the right to receive restricted shares of the company’s common stock and/or options to purchase shares of the company’s common stock in lieu of a portion of the cash advisory fee payable to the affiliate of Crestview under the professional services agreement. Pursuant to the amended professional services agreement, the affiliate of Crestview has the right to elect to receive a portion of its advisory fee in restricted shares of the company’s common stock and/or options to purchase shares of the company’s common stock, with terms that are substantially similar to the annual retainer terms available to the company’s non-employee directors, up to an amount equal to the lesser of twice the minimum annual retainer payable to the company’s non-employee directors and its full advisory fee.

Transactions With Executive Officers, Directors and Other Related Persons

During 2010, a family member of Eric F. Billings, our Chairman, a family member of William J. Ginivan, our Executive Vice President and General Counsel, and a family member of Richard M. DeMartini, who served as the Chairman of the Compensation Committee and a member of our Board of Directors until February 9, 2010, were employed by us or FBR Capital Markets & Co., a subsidiary of our company, and received compensation in excess of $120,000 for their services.

Jonathan L. Billings, the brother of Eric F. Billings, was employed in 2010 by FBR Capital Markets & Co. as its Executive Vice President and Head of Institutional Brokerage, and was an executive officer of our company until his retirement from our company and its subsidiaries on July 25, 2010. Mr. Billings’ compensation is described above in “Item 11. Executive Compensation — Elements of 2010 Compensation.”

Matthew M. Ginivan, the son of William J. Ginivan, our Executive Vice President and General Counsel, was employed in 2010 by FBR Capital Markets & Co. as an Associate in FBR Capital Markets & Co.’s Investment Banking Division, and is no longer an employee of our company as of March 25, 2011. During 2010, Mr. Ginivan’s son was paid aggregate cash compensation of $179,654, including base salary and cash bonus. Mr. Ginivan did not have any role in determining the compensation paid to his son. Mr. Ginivan’s son was paid based on his performance against the same metrics used to assess the performance of similar employees of FBR Capital Markets & Co.’s Investment Banking Division, and his compensation was comparable to that of other employees in that division.

Chad R. DeMartini, the son of Richard M. DeMartini, who served as the Chairman of the Compensation Committee and a member of our Board of Directors until February 9, 2010, is employed by FBR Capital Markets & Co. as a Vice President in FBR Capital Markets & Co.’s Institutional Brokerage Division. During 2010, Mr. DeMartini’s son was an Assistant Vice President and was paid aggregate cash compensation of $406,916, including base salary, commissions and cash bonus. Mr. DeMartini did not have any role in determining the compensation paid to his son. Mr. DeMartini’s son was paid based on his performance against the same metrics used to assess the performance of similar employees of FBR Capital Markets & Co.’s Institutional Brokerage Division, and his compensation was comparable to that of other employees in that division.

On April 30, 2008, we entered into an employment agreement with Mr. Richard J. Hendrix, our President and Chief Operating Officer at that time and now our President and Chief Executive Officer. We describe in detail below the employment agreement in “— Employment Agreement With Our President and Chief Executive Officer.”

On December 21, 2008, we entered into a retirement agreement and a director service agreement with Mr. Eric F. Billings, our Chairman and Chief Executive Officer at that time. We describe these agreements in detail below in “— Retirement and Director Service Agreements With Our Chairman and Then-Chief Executive Officer.”

Review, Approval or Ratification of Transactions With Related Persons

Our written Statement of Business Principles applies to any related party transaction with any of our executive officers or directors, and it is the practice of our Board of Directors that any such transactions that are not in the ordinary course of business or are not performed on standard market terms must be approved by a majority of the disinterested members of our Board of Directors. In addition, it is the practice of our Board of Directors that any transaction with any shareholder known to beneficially own more than 5% of a class of our voting securities, or its related persons, that is not in the ordinary course of business or is not performed on standard market terms must be approved by a majority of the disinterested members of our Board of Directors. We refer to the foregoing policies and practices as our “Related Party Transaction Policy.”

The agreements and transactions described under “— Transactions with Crestview,” “— Other Transactions with Crestview” and “— Transactions with Executive Officers, Directors and Other Related Persons” were reviewed and approved or ratified in accordance with our Related Party Transaction Policy except for those entered into in connection with our July 2006 private offering, which occurred prior to our initial public offering and the adoption of our Related Party Transaction Policy.

Pursuant to its charter, the Nominating and Corporate Governance Committee also periodically reviews our conflict of interest policies as set forth in our Statement of Business Principles concerning directors and executive officers, and reviews with management our procedures for implementing and monitoring compliance with the conflict of interest policies.

Certain of our executive officers and directors may invest their personal funds in amounts that exceed $120,000 in investment funds managed by our affiliates and securities underwritten by FBR Capital Markets & Co., or otherwise engage in transactions in the ordinary course of business involving goods and services provided by FBR Capital Markets & Co. and its affiliates, such as brokerage, investment management and financial advisory services, on the same terms and with the same conditions as those offered or provided to non-affiliated third parties. These transactions are reviewed in accordance with the policy stated above.

Retirement and Director Service Agreements With Our Chairman and Then-Chief Executive Officer

A previously disclosed, Eric F. Billings retired as our Chief Executive Officer effective January 1, 2009 and Richard J. Hendrix succeeded him in that role. As we announced on December 22, 2008, Mr. Billings will continue to serve as the non-executive Chairman of our Board of Directors. In connection with his retirement, Mr. Billings and our company entered into a retirement agreement (the “Retirement Agreement”) and a director service agreement (the “Director Agreement”) on December 21, 2008, effective as of January 1, 2009.

In recognition of his longstanding service to our company as one of its founders, his commitment to remain active on behalf of our company as Chairman and his critical role to our company’s future success, and based on his agreement to be subject to new restrictive covenants, the Retirement Agreement provides Mr. Billings with certain post-retirement benefits.

The restrictive covenants generally prohibit Mr. Billings from (i) competing with our company until the earlier of December 31, 2013 or the third anniversary of the date that his service with the Board terminates (the “Retirement Agreement Restricted Period”), (ii) soliciting our company’s customers during the Retirement Agreement Restricted Period, (iii) hiring or soliciting our company’s employees until the fifth anniversary of the date that his service with the Board terminates and (iv) divulging to anyone outside of our company, except as required by law or with our express written consent and except for confidential information of our company which is publicly known through no wrongful act on Mr. Billings’ part, any confidential matters relating to the business and affairs of our company and its controlled affiliates learned by Mr. Billings. Mr. Billings also agreed not to make any statement, orally or in writing, nor to take any action, that (A) in any way could reasonably be expected to disparage our company or the business reputation of any director, employee representative or agent of our company, or which foreseeably or reasonably could be expected to harm the business reputation or goodwill of those persons or entities, or (B) in any way, directly or indirectly, could knowingly cause, encourage or condone the making of such statements or the taking of such actions by anyone else. We agreed to like terms as in clauses (A) and (B) in the preceding sentence with respect to Mr. Billings.

The covenant not to compete with our company without our express written consent includes a prohibition on owning an interest in, joining, operating, controlling or participating in, being connected as an owner, officer, executive, employee, partner, member, manager, shareholder, or principal of or with, or otherwise aiding or assisting in any manner whatsoever, any individual corporation or entity that competes with the activities of us or our subsidiaries and controlled affiliates, including in the capital markets, money management, financial advisory and/or institutional sales and trading businesses (each activity, a “Competitive Activity”). However, Mr. Billings may (i) own up to 1% of the outstanding stock of a publicly held corporation which is or is affiliated with an entity or person that competes with us or our subsidiaries or (ii) be an officer, executive, employee, partner, member, manager, shareholder, or principal of or with a hedge fund, mutual fund, side-by-side fund or a third-party asset management firm (each activity, a “Permitted Activity”). Other than the right to cease payments under the Retirement Agreement and the Director Agreement (as described below), we will have no remedies against Mr. Billings if Mr. Billings provides notice to us that he will engage in a Competitive Activity in respect of money management that is not already a Permitted Activity.

If Mr. Billings’ service on our Board ceases for any reason during the twelve-month period immediately following a change in control of our company, as defined in our 2006 LTIP, then the covenant not to compete shall continue to apply until the earlier of (i) one year following the date that Mr. Billings’ service with us ceases or (ii) the end of the third anniversary of the date Mr. Billings ceases to serve on our Board for any reason.

The retirement benefits include (i) a deferred compensation arrangement that provides for five annual payments of $1.0 million starting on December 31, 2009 (subject to compliance with the restrictive covenants described above), (ii) continued health benefits for five years for Mr. Billings, his spouse and his daughter, (iii) office and secretarial support for three years (as long as Mr. Billings continues to serve on the Board) and (iv) continued vesting of equity awards previously granted by us pursuant to their existing vesting schedule (subject to his compliance with the restrictive covenants described above).

It is expected that Mr. Billings will continue to have active involvement in crucial business development and relationship management aspects of our company’s business, and will help to grow and strengthen our company’s current and future client relationships. In consideration of these efforts and to incentivize these actions, our company has entered into the Director Agreement, which provides that for three years (i) our company will nominate Mr. Billings to serve as a Board member, (ii) Mr. Billings will receive an annual Chairman’s fee of $400,000, at the same time and in the same form as the fees paid to other Board members generally, no later than March 15 of each year following the calendar year in which Mr. Billings earned this fee and (iii) Mr. Billings will be eligible to receive an annual bonus. For 2009, the Director Agreement provided that Mr. Billings would receive a bonus, based on agreed-upon, activity-based performance metrics, of at least $1.5 million. For 2010 and 2011, the Director Agreement provided that there will be no minimum bonus and the annual bonus will be based on our company’s and Mr. Billings’ actual performance, as determined by our Chief Executive Officer in consultation with the Compensation Committee of the Board. For 2010, Mr. Billings did not receive a bonus payment. As provided for in the Director Agreement, any annual bonus earned by Mr. Billings will be paid on the same terms and in the same form as the annual bonuses we pay to our Executive Committee under our company’s Incentive Compensation Program generally and we will, except as provided below, pay or grant the bonus no later than March 15 of each year following the calendar year for which the applicable bonus is awarded. Any bonus amount deferred into equity in our company pursuant to any deferral plan or program shall vest subject to Mr. Billings’ compliance with the restrictive covenants in the Retirement Agreement described above. However, any then unvested equity awards shall (A) vest in full and be settled immediately upon Mr. Billings’ death and (B) vest in full and upon the occurrence of a change in control (as defined in the Retirement Agreement) and (1) be settled immediately upon such change in control in the event it is a “change in control event” within the meaning of Section 409A of the Code or (2) otherwise be settled in accordance with its terms.

If Mr. Billings breaches, or threatens to commit a breach of, any of the restrictive covenants described above, our company and its controlled affiliates, in addition to, and not in lieu of, any other rights and remedies available to our company and its controlled affiliates under law or in equity (including, without limitation, the recovery of damages), shall have the right and remedy to have the restrictive covenants specifically enforced by any court having equity jurisdiction, including, without limitation, the right to an entry against Mr. Billings of restraining orders and injunctions (preliminary, mandatory, temporary and permanent) against violations, threatened or actual, and whether or not then continuing, of such covenants.

Each of the Retirement Agreement and the Director Agreement may be amended, superseded, canceled, renewed or extended, and its terms may be waived, only by a written agreement signed by Mr. Billings and us.

Employment Agreement With Our President and Chief Executive Officer

As previously disclosed, on April 30, 2008, we entered into an employment agreement with Richard J. Hendrix, then our President and Chief Operating Officer. When Mr. Hendrix succeeded Mr. Billings as our Chief Executive Officer on January 1, 2009, Mr. Hendrix’s employment agreement remained unchanged. The agreement has an initial term of three years, with two one-year annual renewal periods unless either party elects not to renew the agreement. The agreement provides for an annual base salary of at least $750,000 during the term and eligibility to participate in any of our performance bonus plans or programs or long-term incentive plans or programs existing as of the date of the agreement, including the 2008 executive performance bonus plan that was approved by the Compensation Committee of the Board in February 2008, or that is adopted by the Compensation Committee or the Board during the term of the agreement for the benefit of our executive officers.

The agreement provides for severance benefits in the event of termination of Mr. Hendrix’s employment during the agreement’s term. Upon a termination due to death or disability, Mr. Hendrix (or his estate) will be entitled to receive (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination; (ii) any amount earned and accrued, but not yet paid, prior to the date of termination under any bonus, equity or long term incentive plan then in effect (inclusive of full and nonforfeitable vesting of any and all equity, performance-based, or long-term incentive awards, including but not limited to the RSUs awarded to Mr. Hendrix by the company on February 20, 2008); and (iii) reimbursement of expenses incurred prior to the date of termination.

If Mr. Hendrix’s employment is terminated for Cause (as defined in the agreement) or he voluntarily resigns without Good Reason (as defined below), he will be entitled to receive (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination, (ii) all vested rights and benefits under any retirement or other benefit plan or program, and (iii) reimbursement of expenses incurred prior to the date of termination. For purposes of the agreement, “Cause” means Mr. Hendrix’s:

•

conviction of, indictment for or formal admission to or plea of nolo contendere with respect to, a felony or a crime of moral turpitude, dishonesty, breach of trust, fraud, misappropriation, embezzlement or unethical business conduct (but only if the Board reasonably determines, after considering all related facts and circumstances, that such indictment, conviction or plea has materially and adversely affected or is reasonably likely to materially and adversely affect our business or reputation), or any crime involving our company;

•

continued willful misconduct or willful or gross neglect in the performance of his duties hereunder, following written notice of such misconduct or neglect and failure to remedy such misconduct or neglect within 15 days after delivery of such notice; provided, however, the Board shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain misconduct or neglect that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate conduct or neglect that the Board reasonably determines to be incapable of being cured;

•

continued failure to materially adhere to the clear directions of our company, to adhere to our written policies, or to devote substantially all of his business time and efforts to our company in accordance with and subject to the provisions of Section 2 of the agreement, and failure to cure such failure within 15 days after delivery of written notice of such failure; provided, however, the Board of Directors shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain failures that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate failures that the Board reasonably determines to be incapable of being cured;

•

continued failure to substantially perform the duties properly assigned to Mr. Hendrix by us (other than any such failure resulting from his disability) and failure to cure such failure within 15 days after delivery of written notice of such failure; provided, however, the Board of Directors shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain failures that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate failures that the Board reasonably determines to be incapable of being cured; or

•

material and willful breach of any of the terms and conditions of the agreement and failure to cure such breach within 15 days following written notice from us specifying such breach; provided, however, the Board of Directors shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain breaches that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate breaches that the Board reasonably determines to be incapable of being cured.

If Mr. Hendrix’s employment is terminated by us without Cause or he resigns for Good Reason, he will be entitled to receive: (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination; (ii) any amount earned but not yet paid prior to the date of termination under any bonus, equity or long term incentive plan then in effect; (iii) all vested rights and benefits under any retirement or other benefit plan or program; (iv) reimbursement for expenses incurred prior to the date of termination; (v) a single-sum cash payment equal to two (2) times the average total annual salary and performance bonuses earned by and paid to Mr. Hendrix with respect to the two fiscal years preceding the date of termination, but excluding the retention incentive payment that Mr. Hendrix received pursuant to the retention incentive agreement entered into on April 30, 2008; provided that such lump-sum amount will not be less than $4.5 million if the date of termination occurs before payment to Mr. Hendrix of any performance bonus relating to the 2009 fiscal year; (vi) immediate vesting of all unvested incentive equity or equity-based awards held by Mr. Hendrix, including any performance-based cash or equity-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Code based on a performance measurement period beginning after January 1, 2009; provided, however, that unvested incentive equity or equity-based awards that are intended to qualify as “performance based compensation” under Section 162(m) of the Code based on a performance measurement period beginning after January 1, 2009 shall vest and be earned only upon achievement of the applicable performance goals or objectives (but disregarding any requirement for Mr. Hendrix’s continued employment); and (vii) for a period of five years after termination of employment, continuing coverage of Mr. Hendrix and his qualified beneficiaries under our group health plans that Mr. Hendrix and his beneficiaries would have received under the agreement in the absence of termination, provided that we are in no event required to provide such coverage to Mr. Hendrix or a qualified beneficiary after such time as Mr. Hendrix or the beneficiary, as applicable, is no longer eligible to receive continued coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA). For the portion of such five-year period after Mr. Hendrix or a beneficiary is no longer eligible to elect continuing coverage under our group health plans under COBRA, we will reimburse the health insurance premiums incurred by Mr. Hendrix under a private health insurance plan that provides substantially similar benefits for Mr. Hendrix and his beneficiaries and is reasonably acceptable to us, provided that we are in no event required to provide or reimburse the cost of any benefits otherwise required by this clause after such time as Mr. Hendrix or the beneficiary, as applicable, becomes entitled to receive benefits of the same type from another employer or recipient of Mr. Hendrix’s services.

For purposes of the agreement, “Good Reason” means:

•

a “Change in Control” of our company as that term is defined in our 2006 LTIP, followed within one year following the Change in Control (it being agreed and understood that this provision will survive any expiration of the term of the agreement that occurs during such one-year period following a Change in Control for the remaining portion of such one-year period) by any demotion of Mr. Hendrix or any material diminution in Mr. Hendrix’s authority, duties and responsibilities, or the assignment to Mr. Hendrix of duties materially inconsistent with the Mr. Hendrix’s position or positions with us; provided, however, that any merger or business combination of our company solely with Arlington Asset or any other affiliate of our company or any sale, distribution or other disposition (other than as provided for in the next clause) by Arlington Asset of its ownership interest in our company shall not be deemed to be a Change in Control for purposes of the agreement; and provided further that a sale of the control position owned directly or indirectly by Arlington Asset shall constitute a Change in Control for purposes of the agreement unless an investment group involving Crestview Partners, our company, or their affiliates, officers, and directors is the buyer of the Arlington Asset’s interest and no single entity or person directly or indirectly owns more than 50% of our company;

•	a reduction of more than 10% in the annual salary of Mr. Hendrix;

•	any demotion or material reduction or diminution in the duties or authority of Mr. Hendrix; or

•

our breach of any material provision of the agreement and subsequent failure to cure such breach within 30 days after receiving written notice from Mr. Hendrix of such breach, provided that Mr. Hendrix has provided the company with such notice no later than 30 days from the date of the company’s alleged breach.

Under certain circumstances, the severance benefits payable by us will be reduced to the extent necessary to avoid paying excise taxes under Section 280G of the Code. Under other circumstances, we will indemnify Mr. Hendrix against certain tax liabilities he incurs relating to the severance benefits.

The agreement also contains restrictive covenants. The agreement generally prohibits Mr. Hendrix from (i) competing with our company during the term of his employment and until the first anniversary of the date that his employment with our company terminates either by our company with or without Cause or by Mr. Hendrix with or without Good Reason (the “Employment Agreement Restricted Period”), (ii) soliciting our company’s customers during the Employment Agreement Restricted Period, (iii) hiring or soliciting our company’s employees during the Employment Agreement Restricted Period and (iv) divulging to anyone outside of our company, except as required by law or with our express written consent and except for confidential information of our company which is publicly known through no wrongful act on Mr. Hendrix’s part, any confidential matters relating to the business and affairs of our company and its affiliates learned by Mr. Hendrix. Mr. Hendrix also agreed not to make any statement, orally or in writing, nor to take any action, that (A) in any way could reasonably be expected to disparage our company or the business reputation of any director, employee representative or agent of our company, or which foreseeably or reasonably could be expected to harm the business reputation or goodwill of those persons or entities, or (B) in any way, directly or indirectly, could knowingly cause, encourage or condone the making of such statements or the taking of such actions by anyone else.

The covenant not to compete with our company without our express written consent includes a prohibition on Mr. Hendrix owning an interest in, joining, operating, controlling or participating in, being connected as an owner, officer, executive, employee, partner, member, manager, shareholder, or principal of or with, or otherwise aiding or assisting in any manner whatsoever, any individual corporation or entity that competes with the activities of us or our subsidiaries in the capital markets, financial advisory and/or institutional sales and trading businesses. However, Mr. Hendrix may (i) own up to one percent (1%) of the outstanding stock of a publicly held corporation which is or is affiliated with an entity or person that competes with us or our subsidiaries or (ii) be an officer, executive, employee, partner, member, manager, shareholder, or principal of or with a private equity fund or a third-party asset management firm. The covenant not to compete with our company shall not apply if Mr. Hendrix’s employment with our company is terminated for any reason by our company or Mr. Hendrix effective during the 12-month period immediately following a Change in Control as that term is defined in our 2006 LTIP.

If Mr. Hendrix breaches, or threatens to commit a breach of, any of the restrictive covenants described above, our company and its affiliates, in addition to, and not in lieu of, any other rights and remedies available to our company and its affiliates under law or in equity (including, without limitation, the recovery of damages), shall have the right and remedy to have the restrictive covenants specifically enforced by any court having equity jurisdiction, including, without limitation, the right to an entry against Mr. Hendrix of restraining orders and injunctions (preliminary, mandatory, temporary and permanent) against violations, threatened or actual, and whether or not then continuing, of such covenants.

The employment agreement may be amended, superseded, canceled, renewed or extended, and its terms may be waived, only by a written agreement signed by Mr. Hendrix and us.

Independence of our Board of Directors

Our Corporate Governance Guidelines specify that an “independent” director is a director who meets the independence requirements of the NASDAQ listing standards, as then in effect, and of such additional guidelines as our Board may have adopted or adopt. These standards provide a baseline for determining the independence of members of the Board. The independence standards used by our Board are detailed in our Corporate Governance Guidelines, which are available on our website at www.fbr.com under “Corporate Governance.”

In making affirmative independence determinations, the Board broadly considers all relevant facts and circumstances, including, among other factors, the extent to which we make charitable contributions to tax exempt organizations with which the director, or director’s immediate family member, is affiliated. Using these criteria, the Board has affirmatively determined that the following directors have, or in the case of Richard M. DeMartini, who served as a member of our Board and Chairman of the Compensation Committee until February 9, 2010, had, no material relationship with our company and are, or in the case of Mr. DeMartini was, independent under the listing standards of the NASDAQ and our Corporate Governance Guidelines: Reena Aggarwal, Richard M. DeMartini, Thomas J. Hynes, Jr., Adam J. Klein, Richard A. Kraemer, Ralph S. Michael, III., Thomas S. Murphy, Jr., and Arthur J. Reimers.

In making director independence determinations, the Board of Directors considered the fact that Messrs. DeMartini, Klein and Murphy also are affiliated with Crestview. The Board noted that various agreements and other arrangements existed between us and Crestview which could give rise to conflicts of interest for Messrs. DeMartini, Klein and Murphy. Notwithstanding the existence of these agreements and arrangements and the potential for conflicts of interest, the Board concluded that Messrs. DeMartini, Klein and Murphy satisfied the independence standards set forth in the NASDAQ listing standards and our Corporate Governance Guidelines. The Board noted that, under our policy and practice, a majority of disinterested directors must approve transactions between us and Crestview in which a conflict of interest may arise. Messrs. DeMartini, Klein and Murphy would not be considered to be disinterested with respect to actions taken by the Board relating to agreements and transactions between us and Crestview. As of February 9, 2010, Mr. DeMartini no longer serves as a member of our Board or as the Chairman of the Compensation Committee.

There were no other transactions, relationships or arrangements not otherwise disclosed herein that were considered by the Board when determining whether each director and nominee for director is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees Paid to PricewaterhouseCoopers LLP in 2010 and 2009

Aggregate fees for professional services rendered to us and our subsidiaries by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	Year Ended December 31,
Fee Type	2010	2009
Audit Fees	$854	$1,085
Audit-Related Fees	55	—
Tax Fees	—	—
All Other Fees	3	3

Total	$912	$1,088

Audit Fees

Audit Fees represent the aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for the audit of our consolidated financial statements, the audit of the financial statements of our subsidiaries, the audit of the effectiveness of our internal control over financial reporting, the review of the financial statements included in our Quarterly Reports on Form 10-Q, and other services that are provided by PwC in connection with the statutory and regulatory filings that we and our subsidiaries are required to make, issuances of comfort letters and consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees

Audit-Related Fees represent the aggregate fees billed for professional services rendered by PwC for the audit of our employee benefit plan.

All Other Fees

All Other Fees represent the aggregate fees billed in each of the last two fiscal years for products and services provided by PwC, other than the services reported in “Audit Fees,” “Audit-Related Fees” and “Tax Fees” in the table above. In 2010 and in 2009, the amount relates to fees paid to PwC in connection with advisory services and a license for accounting research software.

Audit Committee Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to review and, if appropriate, pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee pre-approved all of the services provided by PwC to our company and its subsidiaries during the fiscal year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report.

Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR CAPITAL MARKETS CORPORATION

Date: April 29, 2011	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer