Form 10-Q
period 2011-03-31
FBR CAPITAL MARKETS CORP
filed 2011-05-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2011 was 61,691,793 shares.

FBR CAPITAL MARKETS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$149,475	$236,077
Receivables:
Due from brokers, dealers and clearing organizations	14,097	15,463
Customers	7,112	10,280
Other	9,641	11,635
Financial instruments owned, at fair value	174,504	86,400
Other investments, at cost	30,308	45,224
Goodwill	5,882	5,882
Intangible assets, net	2,468	2,583
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	9,258	9,741
Prepaid expenses and other assets	6,276	8,182

Total assets	$409,021	$431,467

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$80,044	$55,444
Accrued compensation and benefits	11,213	53,305
Accounts payable, accrued expenses and other liabilities	20,193	23,904
Due to brokers, dealers and clearing organizations	11,682	7,323

Total liabilities	123,132	139,976

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 61,680,631 and 61,717,837 shares issued and outstanding, respectively	62	62
Additional paid-in capital	427,522	424,641
Employee stock loan receivable, including accrued interest (115,950 and 115,950 shares, respectively)	(713)	(706)
Restricted stock units	30,103	34,239
Accumulated other comprehensive loss, net of taxes	(2,488)	(53)
Accumulated deficit	(168,597)	(166,692)

Total shareholders’ equity	285,889	291,491

Total liabilities and shareholders’ equity	$409,021	$431,467

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Investment banking:
Capital raising	$15,110	$7,711
Advisory	1,460	3,434
Institutional brokerage:
Principal transactions	5,836	7,870
Agency commissions	17,255	19,660
Asset management fees	3,981	3,328
Net investment income	5,599	2
Interest income, dividends and other	857	2,212

Total revenues	50,098	44,217
Interest expense	—	—

Revenues, net of interest expense	50,098	44,217

Non-Interest Expenses:
Compensation and benefits	29,001	42,744
Professional services	3,955	4,103
Business development	3,646	3,851
Clearing and brokerage fees	2,674	3,382
Occupancy and equipment	5,105	6,492
Communications	4,351	4,767
Other operating expenses	3,336	3,419

Total non-interest expenses	52,068	68,758

Loss before income taxes	(1,970)	(24,541)
Income tax benefit	(65)	(16,279)

Net loss	$(1,905)	$(8,262)

Basic and diluted loss per share	$(0.03)	$(0.13)

Basic and diluted weighted average shares outstanding (in thousands)	63,510	64,024

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(37,558)	(37,558)	$(37,558)
Issuance of common stock, net of forfeitures	850	1	6,655	(315)	(4,453)	—	—	1,888
Repurchase of common stock	(3,197)	(3)	(15,902)	—	—	—	—	(15,905)
Stock compensation expense for options granted to purchase common stock	—	—	4,836	—	—	—	—	4,836
Issuance of restricted stock units	—	—	—	—	18,713	—	—	18,713
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	18	—	18	18

Comprehensive loss									$(37,540)

Balances at December 31, 2010	61,718	$62	$424,641	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(1,905)	(1,905)	$(1,905)
Issuance of common stock, net of forfeitures	639	1	5,000	(7)	(6,626)	—	—	(1,632)
Repurchase of common stock	(676)	(1)	(2,511)	—	—	—	—	(2,512)
Stock compensation expense for options granted to purchase common stock	—	—	392	—	—	—	—	392
Issuance of restricted stock units	—	—	—	—	2,490	—	—	2,490
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(2,435)	—	(2,435)	(2,435)

Comprehensive loss									$(4,340)

Balances at March 31, 2011	61,681	$62	$427,522	$(713)	$30,103	$(2,488)	$(168,597)	$285,889

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,905)	$(8,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,230	1,982
Stock compensation	2,236	5,196
Net investment income from investments	(5,599)	(2)
Other	435	199
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	1,366	(3,811)
Customers	2,730	(2,208)
Interest, dividends and other	1,796	(3,839)
Trading securities	(65,325)	(30,304)
Prepaid expenses and other assets	1,905	(17,080)
Changes in operating liabilities:
Trading securities sold but not yet purchased	24,600	27,786
Accrued compensation and benefits	(41,139)	(51,834)
Accounts payable, accrued expenses and other liabilities	(5,439)	1,806
Brokers, dealers and clearing organizations	4,359	(11,733)

Net cash used in operating activities	(78,750)	(92,104)

Cash flows from investing activities:
Purchases of investments	(10,204)	(10,000)
Proceeds from sales of and distributions from investments	5,500	11,811
Securities sold but not yet purchased, net	—	(25)
Purchases of furniture, equipment, software, and leasehold improvements	(636)	(1,883)
Acquisition of net assets	—	(488)

Net cash used in investing activities	(5,340)	(585)

Cash flows from financing activities:
Repurchases of common stock	(2,512)	(11,718)
Proceeds from sales of common stock	—	211

Net cash used in financing activities	(2,512)	(11,507)

Net decrease in cash and cash equivalents	(86,602)	(104,196)
Cash and cash equivalents, beginning of period	236,077	275,506

Cash and cash equivalents, end of period	$149,475	$171,310

Supplemental Cash Flow Information:
Income tax payments	$26	$5,052

See notes to consolidated financial statements.

FBR CAPITAL MARKETS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR Capital Markets Corporation and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company determines fair values for the following assets and liabilities:

Equity securities and listed options—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Convertible and fixed income debt instruments—The Company classifies convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Other—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. Investments in mutual funds are classified within Level 1 of the fair value hierarchy because investments within the funds are primarily exchange-traded securities and no restrictions exist on the redemption of the amounts invested by the Company. For investments in non-registered investment companies (private equity and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily private-equity securities and restrictions exist on the redemption of amounts invested by the Company.

As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of March 31, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2011	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$32,855	$28,684	$—	$4,171
Listed options	1,668	1,668	—	—
Convertible and fixed income debt instruments	112,103	—	112,103	—

	146,626	30,352	112,103	4,171
Financial instruments held for investment activities:
Designated as trading:
Corporate equity securities	13,477	13,477	—	—
Designated as available-for-sale:
Corporate equity securities	13,173	13,173	—	—

	26,650	26,650	—	—
Other	1,228	578	—	650

Total	$174,504	$57,580	$112,103	$4,821

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$61,845	$61,845	$—	$—
Listed options	1,154	1,154	—	—
Convertible and fixed income debt instruments	17,045	—	17,045	—

Total	$80,044	$62,999	$17,045	$—

As of March 31, 2011, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $4,821, or 1.2% of the Company’s total assets at that date.

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

As of December 31, 2010, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $5,017, or 1.2% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010. As of March 31, 2011 and 2010, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net losses (realized/unrealized)
Included in earnings	(18)	(55)	(73)
Included in other comprehensive income	—	—	—
Purchases	149,284	150	149,434
Sales/Distributions	(149,557)	—	(149,557)

Ending balance, March 31, 2011	$4,171	$650	$4,821

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(207)	$(55)	$(262)

	Trading Securities	Other	Total
Beginning balance, January 1, 2010	$15,481	$914	$16,395
Total net losses (realized/unrealized)
Included in earnings	(139)	41	(98)
Included in other comprehensive income	—	—	—
Purchases	71,679	—	71,679
Sales/Distributions	(77,580)	(35)	(77,615)

Ending balance, March 31, 2010	$9,441	$920	$10,361

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$324	$41	$365

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended March 31, 2011 and 2010.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three months ended March 31, 2011 and 2010, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended March 31,
	2011	2010
Total gains and losses included in earnings for the period:
Principal transactions	$(18)	$(139)
Net investment (loss) income	(55)	41
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$(207)	$324
Net investment (loss) income	(55)	41

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended March 31,
	2011	2010
Net gains recognized on trading securities	$129	$—
Less: Net (gains) losses recognized on trading securities sold during the period	—	—

Unrealized gains recognized on trading securities still held at the reporting	$129	$—

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of March 31, 2011 and December 31, 2010, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$15,661	$—	$(2,488)	$13,173

	December 31, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$192	$—	$(53)	$139

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three months ended March 31, 2011 and 2010, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. As of March 31, 2011, the Company held two marketable equity securities in unrealized loss positions, and based on the partial recovery of the values subsequent to quarter end combined with the limited duration of the losses, the Company does not consider these investments to be other than temporarily impaired.

There were no sales of marketable equity securities during the three months ended March 31, 2011 and 2010.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	March 31, 2011	December 31, 2010
Non-public equity securities	$29,991	$44,907
Note receivable	317	317

	$30,308	$45,224

The Company evaluates its portfolio of investments, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments, the Company recorded no impairment losses during the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011 and 2010, the Company received $5,500 and $8,507, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $5,500 and $3, respectively.

During the three months ended March 31, 2011 and 2010, the Company received $-0- and $3,304, respectively, from the redemption of investments in investment funds.

3.	Income Taxes:

During the three months ended March 31, 2011 and 2010, the Company recorded a tax benefit of $(65) and $(16,279), respectively. The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 3.3% and 66.3%, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods. The effective tax rate for three months ended March 31, 2011 also incorporates the benefit of net operating losses expected to be utilized during 2011.

As of March 31, 2011, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBR & Co.”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBR Capital Markets International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2011, FBR & Co. had net capital of $46,867, which was $42,224 in excess of its required net capital of $4,643. As of March 31, 2011, FBRIL had net capital in excess of required amounts.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three months ended March 31, 2011 and 2010, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,510	63,510	64,024	64,024
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,510	63,510	64,024	64,024

Net loss applicable to common stock	$(1,905)	$(1,905)	$(8,262)	$(8,262)

Net loss per common share	$(0.03)	$(0.03)	$(0.13)	$(0.13)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock Options—Employees and directors	7,931	8,335
Stock Options—Non-employee	3,256	3,102
Restricted Stock, unvested	517	1,173
Restricted Stock Units, unvested	7,279	9,449

	18,983	22,059

6.	Commitments and Contingencies:

As of March 31, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBR & Co. has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (“the Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBR & Co. as a member of the underwriting syndicate. The underwriters have notified the Bank that they are contractually entitled to be indemnified by the Bank as to all related expenses and losses incurred by the underwriters in connection with this action.

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

Share Repurchases

During the three months ended March 31, 2011, the Company repurchased 675,798 shares of its common stock in open market transactions at a weighted average share price of $3.72 per share for a total cost of $2,512. As a result of the repurchases during the three months ended March 31, 2011, the Company has remaining authority to repurchase 4,545,713 additional shares under the Board of Directors’ July 2010 directive.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2011 and 2010, the Company recognized compensation expense of $198 and $255, respectively.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR Capital Markets Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the three months ended March 31, 2010, participants purchased 66,635 shares for an aggregate purchase price of $382. As of March 31, 2011 and December 31, 2010, the Company had loans outstanding to participants of $713 and $706, respectively, including accrued interest. The employee stock loan receivable balance is included in shareholders’ equity in the balance sheets.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Stock options	$193	$1,039
Restricted shares	$307	$1,122
RSUs	$1,538	$2,780

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2011
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	1,251,683
Grant date fair value per share	$—	$—	$3.69

There were no shares of restricted stock or options granted during the three months ended March 31, 2011.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2011
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$4,707	$1,316	$18,234
Unvested awards	4,948,862	516,712	7,279,150
Weighted average vesting period	2.4 years	1.3 years	2.8 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, the Company granted the following RSUs for the period indicated:

Three Months Ended March 31, 2011
RSU issuances	257,279
Aggregate grant date fair value	$952

8.	Related Party Transactions:

Professional Services Agreement

Under the professional services agreement with Crestview Partners, L.P., the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. During the three months ended March 31, 2011 and 2010, the Company recognized $250 and $250, respectively, of expense associated with this agreement.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates, including private equity and hedge funds, totaled $31 and $701 as of March 31, 2011 and December 31, 2010, respectively.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $1,828 and $2,949 for the three months ended March 31, 2011 and 2010, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended March 31, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$16,570	$—	$—	$16,570
Institutional brokerage	23,091	—	—	23,091
Asset management fees	—	3,981	—	3,981
Net investment income	—	20	5,579	5,599
Net interest income, dividends and other	634	2	221	857

Total	40,295	4,003	5,800	50,098

Operating Expenses:
Variable	13,910	1,946	4	15,860
Fixed	33,998	2,085	125	36,208

Total	47,908	4,031	129	52,068

Pre-tax (loss) income	$(7,613)	$(28)	$5,671	$(1,970)

Compensation and benefits:
Variable	$6,958	$993	$1	$7,952
Fixed	19,898	1,079	72	21,049

Total	$26,856	$2,072	$73	$29,001

	Three Months Ended March 31, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$11,145	$—	$—	$11,145
Institutional brokerage	27,530	—	—	27,530
Asset management fees	—	3,328	—	3,328
Net investment income	—	—	2	2
Net interest income, dividends and other	397	5	1,810	2,212

Total	39,072	3,333	1,812	44,217

Operating Expenses:
Variable	19,812	1,799	31	21,642
Fixed	43,772	2,866	478	47,116

Total	63,584	4,665	509	68,758

Pre-tax (loss) income	$(24,512)	$(1,332)	$1,303	$(24,541)

Compensation and benefits:
Variable	$13,594	$1,013	$27	$14,634
Fixed	26,320	1,506	284	28,110

Total	$39,914	$2,519	$311	$42,744

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year fiscal ended December 31, 2010.

Business Environment

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

Executive Summary

For first quarter of 2011, our total revenues, net of interest expense, were $50.1 million, our pre-tax loss was $2.0 million and our net loss was $1.9 million, compared to total net revenues of $44.2 million, a pre-tax loss of $24.5 million and a net loss of $8.3 million for the three months ended March 31, 2010. Included in the first quarter of 2011 net loss is a $65 thousand tax benefit as compared to a $16.3 million tax benefit for the three months ended March 31, 2010. Our tax benefit for the first quarters of 2011 and 2010 is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income.

The following is an analysis of our operating results by segment for the first quarters of 2011 and 2010.

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

	Three Months Ended March 31,
	2011	2010
Revenues, net of interest expense:
Investment banking	$16,570	$11,145
Institutional brokerage	23,091	27,530
Net interest income, dividends and other	634	397

Total	40,295	39,072

Operating Expenses:
Variable	13,910	19,812
Fixed	33,998	43,772

Total	47,908	63,584

Pre-tax loss	$(7,613)	$(24,512)

The pre-tax loss from our capital markets segment decreased to $7.6 million for the first quarter of 2011 from $24.5 million for the first quarter of 2010. This decrease in pre-tax loss is attributable to a decrease in both variable and fixed costs, as well as an increase in total revenues. Variable expenses decreased $5.9 million, or 29.8%, in 2011 reflecting a decrease in variable compensation and a decrease in clearing and brokerage costs. The decrease in variable compensation is attributable to both a 22% reduction in employees since the end of the first quarter of 2010 and changes made to our variable compensation programs in 2011. The decrease in clearing and brokerage costs is directly related to the decline in institutional brokerage activity for the quarter. Fixed expenses decreased $9.8 million, or 22.3%, in 2011. This decrease is attributable to the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues increased $5.4 million to $16.6 million during the first quarter of 2011 from $11.1 million during the first quarter of 2010. This increase is the result of our completion of a higher volume of public offerings in the financial institutions sector.

Our institutional brokerage revenues decreased $4.4 million to $23.1 million for the first quarter of 2011 from $27.5 million for the first quarter of 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during the first quarter of 2011.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 6.3% to $1.7 billion at March 31, 2011 from $1.6 billion at December 31, 2010 and increased 13.3% from $1.5 billion at March 31, 2010. The increase in mutual fund assets under management during the three months ended March 31, 2011 is primarily the result of net inflows of $54.8 million and a 3% increase in market value. The following table provides a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended March 31,
	2011	2010
Revenues, net of interest expense:
Asset management fees	$3,981	$3,328
Other	22	5

Total	4,003	3,333

Operating Expenses:
Variable	1,946	1,799
Fixed	2,085	2,866

Total	4,031	4,665

Pre-tax loss	$(28)	$(1,332)

The pre-tax loss from our asset management segment decreased to $28 thousand for the first quarter of 2011 from $1.3 million for the first quarter of 2010. The decrease in pre-tax loss is a result of increases in asset management fees as a result of an increase in our average assets under management during first quarter of 2011 as compared to the first quarter of 2010. Fixed expenses also decreased during the first quarter of 2011 due to compensation and non-compensation cost reduction initiatives undertaken during the second half of 2010. Variable expenses increased during the first quarter of 2011 as a result of the increased average assets under management compared to the first quarter of 2010.

The following table provides details relating to our assets under management (dollars in millions):

	March 31, 2011	December 31, 2010
Mutual funds:
Equity	$1,575.8	$1,470.6
Balanced and fixed income	113.6	112.1
Private equity and hedge funds	4.2	4.3

Total	$1,693.6	$1,587.0

Principal Investing

As of March 31, 2011, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues, net of interest expense:
Net investment income	$5,579	$2
Net interest income, dividends and other	221	1,810

Total	5,800	1,812

Operating Expenses:
Variable	4	31
Fixed	125	478

Total	129	509

Pre-tax income	$5,671	$1,303

The pre-tax income from our principal investing segment increased to $5.7 million for the first quarter of 2011 from $1.3 million for the first quarter of 2010. The increase in pre-tax income is primarily attributable to the increase in net investment income due to recognition of a realized gain of $5.5 million on the sale of a merchant banking investment, offset partially by a decrease in dividend income.

Investments

The total value of our investment portfolio was $57.6 million as of March 31, 2011. Of this total, $30.3 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $26.7 million was held in marketable equity securities and $0.6 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of March 31, 2011 (dollars in thousands):

Merchant Banking and Other Investments

	Number of Shares	Carrying Value/ Fair Value
Merchant banking—non-public securities:
Air Lease Corporation(1)	253,907	$5,074
Institutional Financial Markets, Inc. (Note)	n/a	317
NBH Holdings Corp.(1)	1,049,906	20,472
North American Financial Holdings, Inc.(1)	227,509	4,445

Total		$30,308
Marketable equity securities, at fair value		26,650
Investment funds		650

Total investments		$57,608

(1)	As of March 31, 2011, the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net loss decreased to $1.9 million in the first quarter of 2011 from $8.3 million in the first quarter of 2010. The decrease in net loss was primarily the result of the effects of cost reduction initiatives that were implemented during the second half of 2010, including an approximate 22% reduction in our headcount since the end of the first quarter of 2010. Our net loss for the first quarter of 2011 also includes a $65 thousand tax benefit as compared to $16.3 million in the first quarter of 2010. Our pre-tax loss decreased to $2.0 million in the first quarter of 2011 from $24.5 million in the first quarter of 2010 as a result of an increase in net revenues to $50.1 million in 2011 from $44.2 million in 2010 and a decrease in operating expenses to $52.1 million in 2011 from $68.8 million in 2010.

The pre-tax loss in our capital markets segment decreased to $7.6 million during the first quarter of 2011 from $24.5 million during the first quarter of 2010 due to a decrease in operating expenses and an increase in investment banking capital raising revenues, partially offset by decreased institutional brokerage revenues. The pre-tax loss from our asset management segment decreased to $28 thousand during the first quarter of 2011 from $1.3 million during the first quarter of 2010 primarily due to an increase in asset management fees and a decrease in operating expenses. Pre-tax income from our principal investing segment increased to $5.7 million during the first quarter of 2011 from $1.3 million during the first quarter of 2010, reflecting an increase in net investment income resulting from the recognition of realized gains on the sale of a merchant banking investment and a decrease in operating expenses for the first quarter of 2011 as compared to the same period in 2010.

Our net revenues increased 13.3% to $50.1 million during the first quarter of 2011 from $44.2 million during the first quarter of 2010 due to the changes in revenues discussed below.

Capital raising revenues increased to $15.1 million in the first quarter of 2011 from $7.7 million in the first quarter of 2010. This increase is the result of our completion of a higher volume of public offerings in the financial institutions sector.

Advisory revenues decreased 55.9% to $1.5 million in the first quarter of 2011 from $3.4 million in the first quarter of 2010. We completed three assignments in the first quarter of 2011 as compared to four assignments in the first quarter of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 16.0% to $23.1 million in the first quarter of 2011 from $27.5 million in the first quarter of 2010. This decrease is primarily a result of a decrease in overall industry-wide equity trading volume during the first quarter of 2011.

Asset management fees increased 21.2% to $4.0 million in the first quarter of 2011 from $3.3 million in the first quarter of 2010. This increase is attributable to an increase in average mutual fund assets under management.

Net investment income was $5.6 million in the first quarter of 2011 compared to $2 thousand in the first quarter of 2010. The net investment income for the first quarter of 2011 is primarily related to the recognition of realized gains of $5.5 million on the sale of one of our merchant banking investments.

Net interest income, dividends and other revenues decreased to $0.9 million in the first quarter of 2011 from $2.2 million in the first quarter of 2010. This decrease is primarily attributable to a reduction in dividend income related to one of our equity investments in our merchant banking portfolio.

Total non-interest expenses decreased 24.3% to $52.1 million in the first quarter of 2011 from $68.8 million in the first quarter of 2010. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 32.1% to $29.0 million in the first quarter of 2011 from $42.7 million in the first quarter of 2010. Fixed compensation decreased $7.1 million during the first quarter of 2011 as compared to the first quarter of 2010 reflecting the effects of the overall reduction in workforce and a reduction in stock-based compensation as previously granted awards vest. Fixed compensation for the first quarter of 2011 included severance of $0.8 million compared to $1.0 million in the first quarter of 2010. Despite an increase in revenues, variable compensation decreased $6.7 million during the first quarter of 2011. The decrease in variable compensation reflects the reduction of employees noted above and changes made to our variable compensation programs in 2011.

Professional services expenses decreased 2.4% to $4.0 million in the first quarter of 2011 from $4.1 million in the first quarter of 2010 primarily due to a decrease in corporate legal and consulting fees partially offset by an increase in investment banking deal expenses related to the higher volume of capital raising activity in the first quarter of 2011.

Business development expenses decreased 7.7% to $3.6 million in the first quarter of 2011 from $3.9 million in the first quarter of 2010. This decrease is primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 20.6% to $2.7 million in the first quarter of 2011 from $3.4 million in the first quarter of 2010. The decrease is primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 21.5% to $5.1 million in the first quarter of 2011 from $6.5 million in the first quarter of 2010. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space.

Communications expenses decreased 8.3% to $4.4 million in the first quarter of 2011 from $4.8 million in the first quarter of 2010. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 2.9% to $3.3 million in the first quarter of 2011 from $3.4 million in the first quarter of 2010. The decrease in expenses is primarily due to a decrease in corporate insurance costs partially offset by increased 12b-1 fees, which is a result of increased assets under management.

Our income tax benefit decreased to $65 thousand in the first quarter of 2011 from $16.3 million in the first quarter of 2010. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 3.3% in the first quarter of 2011. This rate differed from statutory tax rates due to a full valuation allowance on the deferred tax benefits of book losses in both the U.S. and U.K and the projected liability related to domestic operations in 2011 after accounting for the benefits of net operating losses to be utilized during the year. In comparison, our effective rate was 66.3% in the first quarter of 2010. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefits of book losses in both the U.S. and U.K. and the projected tax liability related to domestic operations in 2010.

The Company believes there is potential for volatility in its 2011 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

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

Cash Flows

As of March 31, 2011, our cash and cash equivalents totaled $149.5 million representing a net decrease of $86.6 million for the first quarter of 2011. The decrease is primarily attributable cash used in operating activities of $78.8 million, which includes $40.7 million invested in trading desk positions, a cash operating loss of $3.6 million, and $34.5 million of net changes in operating assets and liabilities. Cash used in investing activities of $5.3 million was associated with the purchase of $10.2 million in equity investments offset partially by the sale of $5.5 million of equity investments. Cash used in financing activities of $2.5 million was the result of repurchases of our common stock. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $78.8 million during the first quarter of 2011, compares to $92.1 million used during the first quarter of 2010. The cash used in operating activities reflects net operating losses in both periods, our annual payment of incentive compensation associated with prior year operating results, and capital investment in our trading desk positions.

Net cash used in investing activities of $5.3 million during the first quarter of 2011 compares to net cash used in investing activities of $0.6 million during the first quarter of 2010. The activity for both periods reflects the purchase and sale of equity investments.

Net cash used in financing activities of $2.5 million during the first quarter of 2011 compares to $11.5 million used during the first quarter of 2010. The 2011 activity primarily represents the repurchase of 675,798 shares of our common stock for $2.5 million. The 2010 activity reflects the repurchase of 2.2 million shares of our common stock for $11.7 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $149.5 million at March 31, 2011), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At March 31, 2011, we had $149.5 million of cash and cash equivalents and no outstanding borrowings.

Assets

As of March 31, 2011, our principal assets consist of cash and cash equivalents, receivables, trading securities and investments. As of March 31, 2011 and December 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $149.5 million and $236.1 million, respectively.

The decrease in our total assets to $409.0 million as of March 31, 2011 compared to $431.5 million as of December 31, 2010, is primarily the result of an $86.6 million decrease in cash and cash equivalents discussed above, offset partially by a $73.2 million increase in capital invested in financial instruments. Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. A decrease in unsettled trades outstanding associated with these activities was the primary reason for the decrease in the receivable from and corresponding payable to brokers, dealers and clearing organization. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $9.0 million and $11.7 million, respectively, as of March 31, 2011 compared to $11.4 million and $7.3 million, respectively, as of December 31, 2010. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of March 31, 2011, our $57.6 million of investments primarily consist of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBR & Co., our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2011, FBR & Co. had total regulatory net capital of $46.9 million, which exceeded its required net capital of $4.7 million by $42.2 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the first quarter of 2011, we repurchased 675,798 shares of our common stock in open market transactions at a weighted average share price of $3.72 per share for a total cost of $2.5 million. As of March 31, 2011, we have a remaining authority to repurchase up to 4.5 million additional shares.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at March 31, 2011 was approximately $590 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the three months ended March 31, 2011. The table shows data reflecting that the average of the lowest 5 percentile daily trading revenues during the three months ended March 31, 2011 was $88 thousand. Over the same period, the worst one-day trading revenues were $76 thousand; there were no days resulting in a net trading loss during the quarter. The average one-day VaR for the three months ended March 31, 2011 was $465 thousand.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2011. The fair value of the $32.9 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $36.2 million and $29.6 million, respectively, and the fair value of the $57.6 million of other equity investments would increase or decrease to $63.4 million and $51.8 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2011 and December 31, 2010, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2011 and 2010, we did not incur any significant costs, with regard to this right. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2011, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBR & Co. has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (“the Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBR & Co. as a member of the underwriting syndicate. The underwriters have notified the Bank that they are contractually entitled to be indemnified by the Bank as to all related expenses and losses incurred by the underwriters in connection with this action.

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

As of March 31, 2011, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the first quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2011	—	$—	—	5,221,511
February 1 to February 28, 2011	—	—	—	5,221,511
March 1 to March 31, 2011	675,798	3.72	675,798	4,545,713

Total	675,798	$3.72	675,798	4,545,713

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 4,545,713 shares remain authorized to be repurchased.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR Capital Markets Corporation

Date: May 9, 2011	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2011	By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)