Form 10-Q
period 2011-06-30
FBR & Co.
filed 2011-08-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33518

FBR & CO.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2011 was 60,728,412 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$176,944	$236,077
Receivables:
Due from brokers, dealers and clearing organizations	6,017	15,463
Customers	13,147	10,280
Other	9,316	11,635
Financial instruments owned, at fair value	155,723	86,400
Other investments, at cost	25,744	45,224
Goodwill	5,882	5,882
Intangible assets, net	2,352	2,583
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	7,361	9,741
Prepaid expenses and other assets	9,617	8,182

Total assets	$412,103	$431,467

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$93,985	$55,444
Accrued compensation and benefits	16,195	53,305
Accounts payable, accrued expenses and other liabilities	15,447	23,904
Due to brokers, dealers and clearing organizations	2,539	7,323

Total liabilities	128,166	139,976

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 60,667,355 and 61,717,837 shares issued and outstanding, respectively	61	62
Additional paid-in capital	425,054	424,641
Employee stock loan receivable, including accrued interest (103,450 and 115,950 shares, respectively)	(660)	(706)
Restricted stock units	30,784	34,239
Accumulated other comprehensive income (loss), net of taxes	22	(53)
Accumulated deficit	(171,324)	(166,692)

Total shareholders’ equity	283,937	291,491

Total liabilities and shareholders’ equity	$412,103	$431,467

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues:
Investment banking:
Capital raising	$22,925	$37,421
Advisory	7,074	3,022
Institutional brokerage:
Principal transactions	5,139	2,678
Agency commissions	15,953	21,606
Asset management fees	3,914	3,815
Net investment (loss) income	(7,215)	46
Interest income, dividends and other	1,392	1,118

Total revenues	49,182	69,706
Interest expense	—	—

Revenues, net of interest expense	49,182	69,706

Non-Interest Expenses:
Compensation and benefits	29,510	51,291
Professional services	2,890	7,550
Business development	3,586	3,921
Clearing and brokerage fees	3,314	3,685
Occupancy and equipment	5,819	6,129
Communications	4,102	5,371
Other operating expenses	2,899	3,914

Total non-interest expenses	52,120	81,861

Loss before income taxes	(2,938)	(12,155)
Income tax (benefit) provision	(211)	13,612

Net loss	$(2,727)	$(25,767)

Basic and diluted loss per share	$(0.04)	$(0.41)

Basic and diluted weighted average shares outstanding (in thousands)	62,726	62,957

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues:
Investment banking:
Capital raising	$38,035	$45,132
Advisory	8,534	6,456
Institutional brokerage:
Principal transactions	10,975	10,548
Agency commissions	33,208	41,266
Asset management fees	7,895	7,143
Net investment (loss) income	(1,616)	48
Interest income, dividends and other	2,249	3,330

Total revenues	99,280	113,923
Interest expense	—	—

Revenues, net of interest expense	99,280	113,923

Non-Interest Expenses:
Compensation and benefits	58,511	94,035
Professional services	6,845	11,653
Business development	7,232	7,772
Clearing and brokerage fees	5,988	7,067
Occupancy and equipment	10,924	12,621
Communications	8,453	10,138
Other operating expenses	6,235	7,333

Total non-interest expenses	104,188	150,619

Loss before income taxes	(4,908)	(36,696)
Income tax benefit	(276)	(2,667)

Net loss	$(4,632)	$(34,029)

Basic and diluted loss per share	$(0.07)	$(0.54)

Basic and diluted weighted average shares outstanding (in thousands)	63,116	63,489

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(37,558)	(37,558)	$(37,558)
Issuance of common stock, net of forfeitures	850	1	6,655	(315)	(4,453)	—	—	1,888
Repurchase of common stock	(3,197)	(3)	(15,902)	—	—	—	—	(15,905)
Stock compensation expense for options granted to purchase common stock	—	—	4,836	—	—	—	—	4,836
Issuance of restricted stock units	—	—	—	—	18,713	—	—	18,713
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	18	—	18	18

Comprehensive loss									$(37,540)

Balances at December 31, 2010	61,718	$62	$424,641	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(4,632)	(4,632)	$(4,632)
Issuance of common stock, net of forfeitures	854	1	6,099	46	(7,573)	—	—	(1,427)
Repurchase of common stock	(1,905)	(2)	(6,902)	—	—	—	—	(6,904)
Stock compensation expense for options granted to purchase common stock	—	—	1,216	—	—	—	—	1,216
Issuance of restricted stock units	—	—	—	—	4,118	—	—	4,118
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	75	—	75	75

Comprehensive loss									$(4,557)

Balances at June 30, 2011	60,667	$61	$425,054	$(660)	$30,784	$22	$(171,324)	$283,937

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,632)	$(34,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,359	4,014
Stock compensation	4,790	11,025
Net investment loss (income) from investments	1,616	(48)
Other	1,411	791
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	9,446	64,349
Customers	(3,298)	(5,887)
Interest, dividends and other	2,274	3,230
Trading securities	(48,348)	(10,365)
Prepaid expenses and other assets	(1,436)	(5,777)
Changes in operating liabilities:
Trading securities sold but not yet purchased	38,540	9,880
Accrued compensation and benefits	(36,157)	(36,230)
Accounts payable, accrued expenses and other liabilities	(10,849)	695
Brokers, dealers and clearing organizations	(4,784)	(53,525)

Net cash used in operating activities	(49,068)	(51,877)

Cash flows from investing activities:
Purchases of investments	(25,001)	(32,469)
Proceeds from sales of and distributions from investments	22,467	19,559
Securities sold but not yet purchased, net	—	(7,446)
Purchases of furniture, equipment, software, and leasehold improvements	(741)	(2,485)
Payments for other investing activities	(500)	(488)

Net cash used in investing activities	(3,775)	(23,329)

Cash flows from financing activities:
Repurchases of common stock	(6,904)	(14,274)
Proceeds from sales of common stock	554	1,817
Proceeds from repayment of employee stock purchase plan	60	—

Net cash used in financing activities	(6,290)	(12,457)

Net decrease in cash and cash equivalents	(59,133)	(87,663)
Cash and cash equivalents, beginning of period	236,077	275,506

Cash and cash equivalents, end of period	$176,944	$187,843

Supplemental Cash Flow Information:
Cash payments for taxes	$100	$5,088

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR & Co., formerly known as FBR Capital Markets Corporation, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company determines fair values for the following assets and liabilities:

Equity securities and listed options— The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Convertible and fixed income debt instruments— The Company classifies convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Other— The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. Investments in mutual funds are classified within Level 1 of the fair value hierarchy because investments within the funds are primarily exchange-traded securities and no restrictions exist on the redemption of the amounts invested by the Company. For investments in non-registered investment companies (private equity and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily private-equity securities and restrictions exist on the redemption of amounts invested by the Company.

As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of June 30, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2011	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$26,127	$22,505	$—	$3,622
Listed options	3,043	3,043	—	—
Convertible and fixed income debt instruments	99,969	—	99,969	—

	129,139	25,548	99,969	3,622
Financial instruments held for investment activities:
Designated as trading:
Corporate equity securities	25,136	20,533	—	4,603
Designated as available-for-sale:
Corporate equity securities	230	230	—	—

	25,366	20,763	—	4,603

Other	1,218	572	—	646

Total	$155,723	$46,883	$99,969	$8,871

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$72,244	$72,244	$—	$—
Listed options	2,588	2,588	—	—
Convertible and fixed income debt instruments	19,153	—	19,153	—

Total	$93,985	$74,832	$19,153	$—

As of June 30, 2011, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $8,871, or 2.2% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended June 30, 2011 and 2010. As of June 30, 2011 and 2010, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, April 1, 2011	$4,171	$650	$4,821
Total net gains (losses) (realized/unrealized)
Included in earnings	1,153	(4)	1,149
Included in other comprehensive income	—	—	—
Purchases	325,632	—	325,632
Sales/Distributions	(321,108)	—	(321,108)
Transfers out of level 3	(1,623)	—	(1,623)

Ending balance, June 30, 2011	$8,225	$646	$8,871

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$344	$(4)	$340

	Trading Securities	Other	Total

Beginning balance, April 1, 2010	$9,441	$920	$10,361
Total net gains (losses) (realized/unrealized)
Included in earnings	49	(13)	36
Included in other comprehensive income	—	—	—
Purchases	52,942	—	52,942
Sales/Distributions	(62,278)	(100)	(62,378)

Ending balance, June 30, 2010	$154	$807	$961

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$8	$(13)	$(5)

There were no transfers of securities in to, or out of, Level 2 financial assets during the three months ended June 30, 2011. One transfer was made out of Level 3 and into Level 1 during the six months ended June 30, 2011 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended June 30, 2010.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the six months ended June 30, 2011 and 2010.

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net gains (losses) (realized/unrealized)
Included in earnings	1,135	(59)	1,076
Included in other comprehensive income	—	—	—
Purchases	474,916	150	475,066
Sales/Distributions	(470,665)	—	(470,665)
Transfers out of level 3	(1,623)	—	(1,623)

Ending balance, June 30, 2011	$8,225	$646	$8,871

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$137	$(59)	$78

	Trading Securities	Other	Total

Beginning balance, January 1, 2010	$15,481	$914	$16,395
Total net gains (losses) (realized/unrealized)
Included in earnings	(90)	28	(62)
Included in other comprehensive income	—	—	—
Purchases	124,621	—	124,621
Sales/Distributions	(139,858)	(135)	(139,993)

Ending balance, June 30, 2010	$154	$807	$961

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$332	$28	$360

There were no transfers of securities in to, or out of, Level 2 financial assets during the six months ended June 30, 2011. One transfer was made out of Level 3 and into Level 1 during the six months ended June 30, 2011 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the six months ended June 30, 2010.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and six months ended June 30, 2011 and 2010, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total gains and losses included in earnings for the period:

Principal transactions	$750	$49	$732	$(90)
Net investment income (loss)	399	(13)	344	28
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$(59)	$8	$(266)	$332
Net investment income (loss)	399	(13)	344	28

Financial Instruments Held for Investment—Designated as Trading

As of June 30, 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net losses recognized on trading securities	$(562)	$—	$(433)	$—
Less: Net (gains) losses recognized on trading securities sold during the period	(39)	—	(56)	—

Unrealized losses recognized on trading securities still held at the reporting	$(601)	$—	$(489)	$—

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of June 30, 2011 and December 31, 2010, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$208	$22	$—	$230

	December 31, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$192	$—	$(53)	$139

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date and more frequently when economic or market concerns warrant such evaluation. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three and six months ended June 30, 2011, the Company recorded other-than-temporary impairment losses of $7,499 in the statement of operations relating to two marketable equity securities. During the three and six months ended 2010, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. The Company recognized the impairment losses in 2011 due to the severity of the decline in the fair value of these securities below its cost basis during the second quarter of 2011. These results include an impairment loss of $7,416 related to an entity operating in the maritime transportation industry. This entity completed a secondary public offering in June 2011 that significantly diluted previous shareholders and severely impacted the market value of the entity’s shares. The carrying value of the security after the recognition of the impairment loss was $8,054. Subsequent to the recognition of this impairment loss, based on the increased liquidity of the shares resulting from the offering and the Company’s intentions with respect to the investment, the Company elected to transfer the security from designated as available-for-sale to designated as trading.

During the three and six months ended June 30, 2011, the Company received $6,360 from sales of marketable equity securities resulting in gross gains of $1,386. During the three and six months ended June 30, 2010, the Company received $206 from sales of marketable equity securities resulting in gross gains of $10.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	June 30, 2011	December 31, 2010
Non-public equity securities	$25,427	$44,907
Note receivable	317	317

	$25,744	$45,224

The Company evaluates its portfolio of investments, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments, the Company recorded no impairment losses during the three and six months ended June 30, 2011 and 2010.

During the three and six months ended June 30, 2011, the Company received $2,785 and $8,285, respectively, from sales of non-public equity securities, resulting in gross gains of $-0- and $5,500, respectively and gross losses of $(22) and $(22), respectively. During the three and six months ended June 30, 2010, the Company received $623 and $9,130, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $176 and $179, respectively.

During the three and six months ended June 30, 2011, there were no redemptions of investments in investment funds. During the three and six months ended June 30, 2010, the Company received $4,919 and $8,223, respectively, from the redemption of investments in investment funds.

3.	Income Taxes:

During the three and six months ended June 30, 2011, the Company recorded a tax benefit of $(211) and $(276), respectively. During the three and six months ended June 30, 2010, the Company recorded a tax provision of $13,612 and a tax benefit of $(2,667), respectively. The Company’s effective tax rates for the three and six months ended June 30, 2011 were 7.2% and 5.6%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2010 were (112.0%) and 7.3%, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods, and tax benefits of the net operating losses utilized or expected to be utilized. In addition, the tax rates for the three months ended June 30, 2011 and 2010 reflect changes in the estimated tax rate for the full year from the prior quarter based on changes in the Company’s forecasted annual taxable and book income.

As of June 30, 2011, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBR Capital Markets International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2011, FBRCM had net capital of $46,120, which was $40,886 in excess of its required net capital of $5,234. As of June 30, 2011, FBRIL had net capital in excess of required amounts.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and six months ended June 30, 2011 and 2010, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	62,726	62,726	62,957	62,957
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	62,726	62,726	62,957	62,957

Net loss applicable to common stock	$(2,727)	$(2,727)	$(25,767)	$(25,767)

Net loss per common share	$(0.04)	$(0.04)	$(0.41)	$(0.41)

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	63,116	63,116	63,489	63,489
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	63,116	63,116	63,489	63,489

Net loss applicable to common stock	$(4,632)	$(4,632)	$(34,029)	$(34,029)

Net loss per common share	$(0.07)	$(0.07)	$(0.54)	$(0.54)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Options – Employees and directors	7,976	8,904	7,976	8,904
Stock Options – Non-employee	3,424	3,256	3,424	3,256
Restricted Stock, unvested	287	854	287	854
Restricted Stock Units, unvested	7,177	9,309	7,177	9,309

	18,864	22,323	18,864	22,323

6.	Commitments and Contingencies:

As of June 30, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBRCM has been named as a defendant in a small number of securities claims involving investment banking clients of FBRCM as a result of FBRCM’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBRCM against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBRCM is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to the Company or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. The deadline for the plaintiffs to notice an appeal from the Order of Dismissal, should they chose to do so, is the end of August 2011.

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBRCM has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (“the Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. The underwriters have notified the Bank that they are contractually entitled to be indemnified by the Bank as to all related expenses and losses incurred by the underwriters in connection with this action.

Although these cases involving FBRCM are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Share Repurchases

During the three and six months ended June 30, 2011, the Company repurchased 1,228,780 and 1,904,578 shares, respectively, of its common stock in open market transactions at a weighted average share price of $3.57 and $3.62 per share, respectively, for a total cost of $4,392 and $6,904, respectively. As a result of the repurchases during the six months ended June 30, 2011, the Company has remaining authority to repurchase 3,316,933 additional shares under the Board of Directors’ July 2010 directive.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2011, the Company recognized compensation (credit) expense of $(27) and $171, respectively. For the three and six months ended June 30, 2010, the Company recognized compensation expense of $22 and $277, respectively.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under our Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the three and six months ended June 30, 2010, participants purchased 197,900 and 264,535 shares, respectively, for an aggregate purchase price of $904 and $1,286, respectively. As of June 30, 2011 and December 31, 2010, the Company had loans outstanding to participants of $660 and $706, respectively, including accrued interest. The employee stock loan receivable balance is included in shareholders’ equity in the balance sheets.

Stock Compensation Plans

Under the Company’s 2006 Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and RSUs for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$652	$1,044	$845	$2,083
Restricted shares	$100	$698	$407	$1,820
RSUs	$1,617	$3,254	$3,155	$6,034

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	318,066	—	380,754	318,066	—	1,632,437
Grant date fair value per share	$1.27	$—	$3.60	$1.27	$—	$3.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company has been publicly-traded, the Company has not based its volatility assumption solely on historical data. The Company has used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate is based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the award is based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company uses this methodology for determining expected life as the Company does not have sufficient historical data to estimate an expected life as a majority of the stock options issued by the Company since its inception became exercisable in the past year. The dividend yield is based on the expected dividend payout over the expected life of the award. The following weighted average assumptions used for options granted for the period indicated:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Volatility	39.8%	39.8%
Risk-free interest rate	1.62%	1.62%
Expected life	4.5 years	4.5 years
Dividend yield	—	—

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2011
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$4,273	$862	$16,244
Unvested awards	4,819,801	286,900	7,177,392
Weighted average vesting period	2.2 years	1.1 years	2.6 years

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
RSU issuances	2,895	260,174
Aggregate grant date fair value	$11	$963

8.	Related Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P (“Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2011 and 2010, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 168,067 and 153,846 options, respectively, to Crestview Advisors, L.L.C. valued at $200 and $200, respectively. During the three and six months ended June 30, 2011, the Company recognized $250 and $500, respectively, of expense associated with this agreement. During the three and six months ended June 30, 2010, the Company recognized $250 and $500, respectively, of expense associated with this agreement

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates, including private equity and hedge funds, totaled $51 and $701 as of June 30, 2011 and December 31, 2010, respectively.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $843 and $2,727 for the three months ended June 30, 2011 and 2010, respectively, and $2,671 and $5,676 for the six months ended June 30, 2011 and 2010, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended June 30, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$29,999	$—	$—	$29,999
Institutional brokerage	21,092	—	—	21,092
Asset management fees	—	3,914	—	3,914
Net investment loss	—	(5)	(7,210)	(7,215)
Net interest income, dividends and other	919	1	472	1,392

Total	52,010	3,910	(6,738)	49,182

Operating Expenses:
Variable	13,092	1,882	—	14,974
Fixed	34,869	2,180	97	37,146

Total	47,961	4,062	97	52,120

Pre-tax income (loss)	$4,049	$(152)	$(6,835)	$(2,938)

Compensation and benefits:
Variable	$7,952	$863	$—	$8,815
Fixed	19,599	1,048	48	20,695

Total	$27,551	$1,911	$48	$29,510

	Three Months Ended June 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$40,443	$—	$—	$40,443
Institutional brokerage	24,284	—	—	24,284
Asset management fees	—	3,815	—	3,815
Net investment income	—	—	46	46
Net interest income, dividends and other	607	5	506	1,118

Total	65,334	3,820	552	69,706

Operating Expenses:
Variable	28,258	1,924	(13)	30,169
Fixed	48,962	2,714	16	51,692

Total	77,220	4,638	3	81,861

Pre-tax (loss) income	$(11,886)	$(818)	$549	$(12,155)

Compensation and benefits:
Variable	$18,210	$1,100	$(13)	$19,297
Fixed	30,475	1,495	24	31,994

Total	$48,685	$2,595	$11	$51,291

	Six Months Ended June 30, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$46,569	$—	$—	$46,569
Institutional brokerage	44,183	—	—	44,183
Asset management fees	—	7,895	—	7,895
Net investment income (loss)	—	15	(1,631)	(1,616)
Net interest income, dividends and other	1,553	3	693	2,249

Total	92,305	7,913	(938)	99,280

Operating Expenses:
Variable	27,002	3,828	4	30,834
Fixed	68,867	4,265	222	73,354

Total	95,869	8,093	226	104,188

Pre-tax loss	$(3,564)	$(180)	$(1,164)	$(4,908)

Compensation and benefits:
Variable	$14,910	$1,856	$1	$16,767
Fixed	39,497	2,127	120	41,744

Total	$54,407	$3,983	$121	$58,511

	Six Months Ended June 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$51,588	$—	$—	$51,588
Institutional brokerage	51,814	—	—	51,814
Asset management fees	—	7,143	—	7,143
Net investment income	—	—	48	48
Net interest income, dividends and other	1,004	10	2,316	3,330

Total	104,406	7,153	2,364	113,923

Operating Expenses:
Variable	48,070	3,723	18	51,811
Fixed	92,734	5,580	494	98,808

Total	140,804	9,303	512	150,619

Pre-tax (loss) income	$(36,398)	$(2,150)	$1,852	$(36,696)

Compensation and benefits:
Variable	$31,804	$2,113	$14	$33,931
Fixed	56,795	3,001	308	60,104

Total	$88,599	$5,114	$322	$94,035

10.	Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its fair value measurement guidance in order to improve the comparability of fair value measurements presented and disclosed in financial statements between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements would be required. These amendments will result in the following additional disclosures: (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. These changes are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate that the adoption of the amended fair value measurement guidance will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended its guidance regarding the presentation of comprehensive income, which it states was designed to improve comparability, consistency and transparency and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity allowable under current U.S. GAAP. Entities will be required to present all changes in comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment is to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted.

11.	Subsequent Events:

On August 2, 2011, the Company commenced a tender offer to purchase up to 5,000,000 shares, or about 8%, of its outstanding common stock at a price of $3.05 per share. The offer to purchase shares, which is not conditioned upon any minimum number of shares being tendered, will expire on August 29, 2011, unless extended. FBRCM is the dealer manager for the tender offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co., formerly known as FBR Capital Markets Corporation, and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Business Environment

The first half of 2011 demonstrated the significant uncertainty that still surrounds the strength of the global economic recovery. The uncertainty surrounding the United States’ fiscal policy, has weighed on consumer confidence, while high gas and food prices have combined to slow economic growth and consumer spending. In financial markets, these factors have resulted in significantly lower trading volumes in equity and fixed income products until recently, when increased volumes were accompanied by high volatility and steep price declines. Additionally, the price and availability of credit could be altered dramatically, depending on the actions of sovereign and financial institutions in the U.S. and Europe. The outlook for the end of 2011 and 2012 is still unclear and marked by significant risks, including; continued high levels of unemployment, the continued overhang of foreclosed and unsold homes, world-wide sovereign debt challenges and continued political instability in many regions around the world.

Executive Summary

For the three months ended June 30, 2011, our total revenues, net of interest expense, were $49.2 million, our pre-tax loss was $2.9 million and our net loss was $2.7 million, compared to total net revenues of $69.7 million, a pre-tax loss of $12.2 million and a net loss of $25.8 million for the three months ended June 30, 2010. Included in the second quarter of 2011 net loss is a $0.2 million tax benefit as compared to a $13.6 million tax provision for the three months ended June 30, 2010. The tax provision for the three months ended June 30, 2010 substantially reversed the tax benefit recorded in the first quarter of 2010. Our tax (benefit) provision is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income. Changes to our tax provision during interim periods within a year are primarily the result of changes in our projected effective tax rate for the full year.

For the six months ended June 30, 2011, our total revenues, net of interest expense, were $99.3 million, our pre-tax loss was $4.9 million and our net loss was $4.6 million, compared to total net revenues of $113.9 million, a pre-tax loss of $36.7 million and a net loss of $34.0 million for the six months ended June 30, 2010. Included in the six months ended June 30, 2011 net loss is a $0.3 million tax benefit compared to a $2.7 million tax benefit for the six months ended June 30, 2010. Our tax benefit for the six months ended June 30, 2011 and 2010 is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income.

The following is an analysis of our operating results by segment for the three and six months ended June 30, 2011 and 2010.

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

	Three Months Ended June 30,
	2011	2010
Revenues, net of interest expense:
Investment banking	$29,999	$40,443
Institutional brokerage	21,092	24,284
Net interest income, dividends and other	919	607

Total	52,010	65,334

Operating Expenses:
Variable	13,092	28,258
Fixed	34,869	48,962

Total	47,961	77,220

Pre-tax income (loss)	$4,049	$(11,886)

The pre-tax income from our capital markets segment was $4.0 million for the second quarter of 2011 compared to a pre-tax loss of $11.9 million for the second quarter of 2010. This increase in pre-tax income was attributable to a decrease in both variable and fixed costs, partially offset by a decrease in total revenues. Variable expenses decreased $15.2 million, or 53.7%, in 2011 reflecting a decrease in variable compensation and costs related to investment banking transactions. The decrease in variable compensation was attributable to a 24% reduction in employees since the end of the second quarter of 2010, changes made to our variable compensation programs in 2011 and the reduction in net revenues as compared to 2010. The decrease in costs related to investment banking transactions is directly attributable to the lower investment banking activity in 2011 compared to 2010. Fixed expenses decreased $14.1 million, or 28.8%, in 2011. The 2010 fixed expenses included $3.9 million of severance costs that are not comparable to 2011. This decrease in fixed expenses was also attributable to the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $10.4 million to $30.0 million during the second quarter of 2011 from $40.4 million during the second quarter of 2010. While second quarter of 2011 investment banking revenues were generated from 20 transactions across six industry segments, the decrease as compared to 2010 was attributable to a decrease in sole managed private placements. The results for second quarter of 2010 include fees earned from a private placement that in-total raised in excess of $1.2 billion of equity capital. This decrease in capital raising revenue was partially offset by an increase in revenues from merger and acquisition assignments in the current quarter compared to the prior year.

Our institutional brokerage revenues decreased $3.2 million to $21.1 million for the second quarter of 2011 from $24.3 million for the second quarter of 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during the second quarter of 2011. The decrease in equity trading revenues was partially offset by improved results from our listed options, convertible securities, and credit trading desks. In the prior year, these desks had incurred trading losses due to market volatility primarily during April and May 2010.

	Six Months Ended June 30,
	2011	2010
Revenues, net of interest expense:
Investment banking	$46,569	$51,588
Institutional brokerage	44,183	51,814
Net interest income, dividends and other	1,553	1,004

Total	92,305	104,406

Operating Expenses:
Variable	27,002	48,070
Fixed	68,867	92,734

Total	95,869	140,804

Pre-tax loss	$(3,564)	$(36,398)

The pre-tax loss from our capital markets segment decreased to $3.6 million for the six months ended June 30, 2011 from $36.4 million for the six months ended June 30, 2010. This decrease in pre-tax loss was attributable to a decrease in both variable and fixed costs, partially offset by a decrease in total revenues. Variable expenses decreased $21.1 million, or 43.8%, in 2011 reflecting a decrease in variable compensation, costs related to investment banking transactions, and a decrease in clearing and brokerage costs. The decrease in variable compensation was attributable to a 24% reduction in employees since the end of the second quarter of 2010, changes made to our variable compensation programs in 2011 and the reduction in net revenues as compared to 2010. The decrease in costs related to investment banking transaction and clearing and brokerage costs in 2011 was directly related to the decrease in related transaction and trading volumes for the six months ended June 30, 2011. Fixed expenses decreased $23.9 million, or 25.7%, for the six months ended June 30, 2011. The 2010 fixed expenses included $4.9 million of severance costs that are not comparable to 2011. This decrease was also attributable to both the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $5.0 million to $46.6 million during the six months ended June 30, 2011 from $51.6 million during the six months ended June 30, 2010. The decrease was attributable to a decrease in sole managed private placements. The results for six months ended June 30, 2010 include fees earned from a private placement that in-total raised in excess of $1.2 billion of equity capital. This decrease was partially offset by an increase in revenues from lead managed public offerings and merger and acquisition assignments in the current year as compared to the prior year.

Our institutional brokerage revenues decreased $7.6 million to $44.2 million for the six months ended June 30, 2011 from $51.8 million for the six months ended June 30, 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during the six months ended June 30, 2011.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management remained consistent at $1.6 billion for both June 30, 2011 and December 31, 2010 and increased 14.3% from $1.4 billion at June 30, 2010. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended June 30,
	2011	2010
Revenues, net of interest expense:
Asset management fees	$3,914	$3,815
Other	(4)	5

Total	3,910	3,820

Operating Expenses:
Variable	1,882	1,924
Fixed	2,180	2,714

Total	4,062	4,638

Pre-tax loss	$(152)	$(818)

The pre-tax loss from our asset management segment decreased to $0.2 million for the second quarter of 2011 from $0.8 million for the second quarter of 2010. The decrease in pre-tax loss was a result of a decrease in fixed expenses during the second quarter of 2011 due to compensation and non-compensation cost reduction initiatives undertaken during the second half of 2010.

	Six Months Ended June 30,
	2011	2010
Revenues, net of interest expense:
Asset management fees	$7,895	$7,143
Other	18	10

Total	7,913	7,153

Operating Expenses:
Variable	3,828	3,723
Fixed	4,265	5,580

Total	8,093	9,303

Pre-tax loss	$(180)	$(2,150)

The pre-tax loss from our asset management segment decreased to $0.2 million for the six months ended June 30, 2011 from $2.2 million for the six months ended June 30, 2010. The decrease in pre-tax loss was attributable to an increase in asset management fees as a result of an increase in our average assets under management during six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Fixed expenses also decreased during the six months ended June 30, 2011 due to compensation and non-compensation cost reduction initiatives undertaken during the second half of 2010. Variable expenses increased during the six months ended June 30, 2011 as a result of the increase in average assets under management mentioned above.

The following table provides details relating to our assets under management (dollars in millions):

	June 30, 2011	December 31, 2010
Mutual funds:
Equity	$1,516.6	$1,470.6
Balanced and fixed income	118.7	112.1
Private equity and hedge funds	4.1	4.3

Total	$1,639.4	$1,587.0

Principal Investing

As of June 30, 2011, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Revenues, net of interest expense:
Net investment (loss) income	$(7,210)	$46
Net interest income, dividends and other	472	506

Total	(6,738)	552

Operating Expenses:
Variable	—	(13)
Fixed	97	16

Total	97	3

Pre-tax (loss) income	$(6,835)	$549

The pre-tax loss from our principal investing segment was $6.8 million for the second quarter of 2011 compared to pre-tax income of $0.5 million for the second quarter of 2010. The pre-tax loss in 2011 was primarily attributable to other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.6 million in net unrealized losses on trading securities held for investment purposes, offset partially by $0.9 million in net realized gains from the sale of several investments during the second quarter of 2011. This activity in not comparable to the three months ended June 30, 2010. We recognized the impairment losses in 2011 due to the severity of the decline in the fair value of these securities below our cost basis during the second quarter of 2011.

	Six Months Ended June 30,
	2011	2010
Revenues, net of interest expense:
Net investment (loss) income	$(1,631)	$48
Net interest income, dividends and other	693	2,316

Total	(938)	2,364

Operating Expenses:
Variable	4	18
Fixed	222	494

Total	226	512

Pre-tax (loss) income	$(1,164)	$1,852

The pre-tax loss from our principal investing segment was $1.2 million for the six months ended June 30, 2011 compared to pre-tax income of $1.9 million for the six months ended June 30, 2010. The pre-tax loss in 2011 is primarily attributable to the decrease in net investment income due to other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.5 million in net unrealized losses on trading securities held for investment purposes, offset partially by $6.4 million in net realized gains from the sale of several investments during the six months ended June 30, 2011. Net interest income, dividends and other also decreased $1.6 million for the six months ended June 30, 2011 due to a reduction in dividend income compared to the six months ended June 30, 2010.

Investments

The total value of our investment portfolio was $51.8 million as of June 30, 2011. Of this total, $25.8 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $25.4 million was held in marketable equity securities and $0.6 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of June 30, 2011 (dollars in thousands):

	June 30, 2010
	Number of Shares	Carrying Value/ Fair Value
Investment, at cost:
NBH Holdings Corp.(1)	1,049,906	$20,472
North American Financial Holdings, Inc. (1)	257,499	4,955
Institutional Financial Markets, Inc. (Note)	n/a	317

Total		$25,744
Marketable equity securities, at fair value		25,366
Investment funds, at fair value		646

Total investments		$51,756

(1)	As of June 30, 2011, these shares represent investments in non-public securities in which the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net loss decreased to $2.7 million in the second quarter of 2011 from a net loss of $25.8 million in the second quarter of 2010. The decrease in net loss was primarily the result of the effects of cost reduction initiatives that were implemented during the second half of 2010, including a 24% reduction in our headcount since the second quarter of 2010. Our net loss for the second quarter of 2011 also includes a $0.2 million tax benefit in the second quarter of 2011 compared to a $13.6 million tax provision in the second quarter of 2010. Our pre-tax loss decreased to $2.9 million in the second quarter of 2011 from $12.2 million in the second quarter of 2010 as a result of a decrease in operating expenses to $52.1 million in 2011 from $81.9 million in 2010, offset partially by a decrease in net revenues to $49.2 million in the second quarter of 2011 from $69.7 million in the second quarter of 2010.

The pre-tax income in our capital markets segment was $4.0 million during the second quarter of 2011 compared to a pre-tax loss of $11.9 million during the second quarter of 2010 due to a decrease in operating expenses, offset partially by a decrease in investment banking capital raising revenues and institutional brokerage revenues. The pre-tax loss from our asset management segment decreased to $0.2 million during the second quarter of 2011 from $0.8 million during the second quarter of 2010 due primarily to decreases in operating expenses. The pre-tax loss from our principal investing segment was $6.8 million during the second quarter of 2011 compared to pre-tax income of $0.5 million during the second quarter of 2010. The results for 2011 reflect losses from the other-than-temporary impairment of two merchant banking investments, offset partially by gains on the sale of certain investments during the second quarter of 2011.

Our net revenues decreased 29.4% to $49.2 million during the second quarter of 2011 from $69.7 million during the second quarter of 2010 due to the changes in revenues discussed below.

Capital raising revenues decreased to $22.9 million in the second quarter of 2011 from $37.4 million in the second quarter of 2010. Our revenues from private placements during the second quarter of 2011 were $19.2 million compared to $31.7 million in the second quarter of 2010. The results for second quarter of 2010 include fees earned from a private placement that in-total raised in excess of $1.2 billion of equity capital.

Advisory revenues increased to $7.1 million in the second quarter of 2011 from $3.0 million generated in the second quarter of 2010. We completed four assignments in the second quarter of 2011 as compared to two assignments in the second quarter of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 13.2% to $21.1 million in the second quarter of 2011 from $24.3 million in the second quarter of 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during the second quarter of 2011. The decrease in equity trading revenues was partially offset by improved results from our listed options, convertible securities, and credit trading desks. In the prior year, these desks had incurred trading losses due to market volatility primarily during April and May 2010.

Asset management fees increased 2.6% to $3.9 million in the second quarter of 2011from $3.8 million in the second quarter of 2010. The increase was primarily attributable to an increase in average mutual fund assets under management.

Net investment loss was $7.2 million in the second quarter of 2011 compared to net investment income of $0.1 million in the second quarter of 2010. Net investment loss for the second quarter of 2011 is primarily attributable to other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.6 million in net unrealized losses on trading securities held for investment purposes, offset partially by $0.9 million in net realized gains from the sale of several investments during the three months ended June 30, 2011. This activity in not comparable to the three months ended June 30, 2010.

Net interest income, dividends and other revenues increased to $1.4 million in the second quarter of 2011 from $1.1 million in the second quarter of 2010. This increase was primarily attributable to an increase in interest income from our convertible securities positions as a result of an increase in the average balance held on our trading desks for the three months ended June 30, 2011.

Total non-interest expenses decreased 36.4% to $52.1 million in the second quarter of 2011 from $81.9 million in the second quarter of 2010. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 42.5% to $29.5 million in the second quarter of 2011 from $51.3 million in the second quarter of 2010. Fixed compensation decreased $11.3 million in 2011 due to a 24% decrease in headcount since the second quarter of 2010. Also, the 2010 fixed expenses included $3.9 million of severance costs that are not comparable to 2011. Variable compensation decreased $10.5 million in 2011 due to the decrease in headcount discussed above, changes in our variable compensation programs in 2011 and the reduction in net revenues as compared to 2010.

Professional services expenses decreased 61.8% to $2.9 million in the second quarter of 2011 from $7.6 million in the second quarter of 2010 primarily due to a decrease in expenses related to investment banking transactions in the second quarter of 2011 as compared to 2010. Also contributing to the decrease were lower costs related to recruiting, legal and consulting fees.

Business development expenses decreased 7.7% to $3.6 million in the second quarter of 2011 from $3.9 million in the second quarter of 2010. This decrease was primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 10.8% to $3.3 million in the second quarter of 2011 from $3.7 million in the second quarter of 2010. The decrease was primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 4.9% to $5.8 million in the second quarter of 2011 from $6.1 million in the second quarter of 2010. The decrease in occupancy costs was primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space from prior year. These reductions were partially offset by a $1.0 million charge in 2011 associated with the consolidation of office space in our Arlington, VA headquarters.

Communications expenses decreased 24.1% to $4.1 million in the second quarter of 2011 from $5.4 million in the second quarter of 2010. The decrease in these expenses was primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 25.6% to $2.9 million in the second quarter of 2011 from $3.9 million in the second quarter of 2010. The decrease in expenses was primarily due to a decrease in corporate insurance costs and printing, postage and office supplies as well as a bad debt charge in 2010 that is not comparable to 2011.

Our income tax benefit was $0.2 million in the second quarter of 2011 compared to a tax provision of $13.6 million in the second quarter of 2010. Our quarterly income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 7.2% and (112.0%) in the second quarters of 2011 and 2010, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods and as a result of the benefit of tax losses realized or expected to be realized in these periods. Also, our tax rates for the three months ended June 30, 2011 and 2010 reflect the changes in the estimated effective tax rates for the full year based on changes to our forecasted annual taxable and book income. The Company believes there is potential for volatility in its 2011 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net loss decreased to $4.6 million in the first six months of 2011 from $34.0 million in the first six months of 2010. The decrease in net loss was primarily the result of the effects of cost reduction initiatives that were implemented during the second half of 2010, including a 24% reduction in our headcount since the second quarter of 2010. Income tax benefit decreased to $0.3 million in the first half of 2011 from $2.7 million in the first half of 2010. Our pre-tax loss decreased to $4.9 million in the first six months of 2011 from $36.7 million in the first six months of 2010.

The pre-tax loss from our capital markets segment decreased to $3.6 million in the first six months of 2011 from $36.4 million in the first six months of 2010 due to decreased operating expenses, offset partially by a decrease in investment banking capital raising revenues and institutional brokerage revenues. The pre-tax loss in our asset management segment decreased to $0.2 million in the first six months of 2011 from $2.2 million in the first six months of 2010 due to a reduction in operating expenses, as well as an increase in asset management fees due to increased average assets under management. The pre-tax loss from our principal investing segment was $1.2 million during the first half of 2011 compared to pre-tax income of $1.9 million during the first half of 2010. The results for 2011 reflect losses from the other than temporary impairment losses from two merchant banking investments, partially offset by gains on the sale of certain investments.

Our net revenues decreased 12.8% to $99.3 million during the first six months of 2011 from $113.9 million during the first six months of 2010 due to the changes in revenues discussed below.

Capital raising revenues decreased 15.7% to $38.0 million in the first six months of 2011 from $45.1 million in the first six months of 2010. The decrease was attributable to a decrease in sole managed private placements. Our revenues from private placements during the first half of 2011 were $25.6 million compared to $36.5 million in the first half of 2010. The results for six months ended June 30, 2010 include fees earned from a private placement that in-total raised in excess of $1.2 billion of equity capital. This decrease was partially offset by an increase in revenues from lead managed public offerings in 2011 as compared to 2010.

Advisory revenues increased 30.8% to $8.5 million in the first six months of 2011 from $6.5 million generated in the first six months of 2010. We completed seven assignments in the first six months of 2011 as compared to six assignments in the first six months of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 14.7% to $44.2 million in the first six months of 2011 from $51.8 million in the first six months of 2010. The decrease is primarily a result of a decrease in overall equity trading volume during the first six months of 2011.

Asset management fees increased 11.3% to $7.9 million in the first six months of 2011 from $7.1 million in the first six months of 2010. The increase is primarily attributable to an increase in average mutual fund assets under management.

Net investment loss was $1.6 million in the first six months of 2011 compared to income of $0.1 million in the first six months of 2010. Net investment loss for the first six months of 2011 is primarily due to other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.5 million in net unrealized losses on trading securities held for investment purposes, offset partially by $6.4 million in net realized gains from the sale of several investments during the six months ended June 30, 2011. Net investment income for the first six months of 2010 is related to income from investment funds due to fund performance and the sale of certain merchant banking investments, partially offset by losses on short positions in certain exchange-traded funds that are intended to hedge the fund investments.

Net interest income, dividends and other revenues decreased to $2.2 million in the first six months of 2011 from $3.3 million in the first six months of 2010. This decrease is primarily attributable to decreased dividend income from certain equity investments.

Total non-interest expenses decreased 30.8% to $104.2 million in the first six months of 2011 from $150.6 million in the first six months of 2010. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 37.8% to $58.5 million in the first six months of 2011 from $94.0 million in the first six months of 2010. Fixed compensation decreased $18.4 million due to a 24% decrease in headcount since the second quarter of 2010. Also, the 2010 fixed expenses included $4.9 million of severance costs that are not comparable to 2011. Variable compensation decreased $17.2 million due to the decrease in headcount discussed above, changes in our variable compensation programs in 2011 and a decrease in net revenues during the six months ended June 30, 2011.

Professional services expenses decreased 41.9% to $6.8 million in the first six months of 2011 from $11.7 million in the first six months of 2010 primarily due to decreased expenses related to investment banking transactions in the second quarter of 2011 as compared to 2010. Also contributing to the decrease were lower costs related to recruiting, legal and consulting fees.

Business development expenses decreased 7.7% to $7.2 million in the first six months of 2011 from $7.8 million in the first six months of 2010. This decrease is primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 15.5% to $6.0 million in the first six months of 2011 from $7.1 million in the first six months of 2010. This decrease is primarily the result of a lower volume of trading activity, particularly related to our equity trading desk.

Occupancy and equipment expenses decreased 13.5% to $10.9 million in the first six months of 2011 from $12.6 million in the first six months of 2010. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space. These reductions were partially offset by a $1.0 million charge in 2011 associated with the consolidation of office space in our Arlington, VA headquarters.

Communications expenses decreased 15.8% to $8.5 million in the first six months of 2011 from $10.1 million in the first six months of 2010. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 15.1% to $6.2 million in the first six months of 2011 from $7.3 million in the first six months of 2010. The decrease in expenses is primarily due to a decrease in corporate insurance costs and printing, postage and office supplies.

Our income tax benefit decreased to $0.3 million in the first six months of 2011 from $2.7 million in the first six months of 2010. Our income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rates were 5.6% and 7.3% in the first six months of 2011 and 2010. These rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred in these periods and as a result of the benefit of tax losses realized/expected to be realized in these periods. The Company believes there is potential for volatility in its 2011 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

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

Cash Flows

As of June 30, 2011, our cash and cash equivalents totaled $176.9 million representing a net decrease of $59.1 million for the six months ended June 30, 2011. The decrease is attributable to $49.5 million of cash used in operating activities, $3.3 million of cash used in investing activities and $6.3 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $49.5 million during the first six months of 2011, compares to $51.9 million of cash used in operating activities during the first six months of 2010. The cash used in operating activities for the first six months of 2011 reflects an increase in our capital invested in our trading desks and for the first six months of 2010 resulted from incurring net operating losses over that period.

Net cash used in investing activities of $3.3 million during the first six months of 2011 compares to net cash used in investing activities of $23.3 million during the first six months of 2010, reflecting the difference in investing activity during the periods. The activity for both periods reflects the purchase and sale of certain equity securities held for investment purposes.

Net cash used in financing activities of $6.3 million during the first six months of 2011, compares to net cash used in financing activities of $12.5 million during the first six months of 2010. The 2011 and 2010 activity primarily represents the repurchase of 1.9 million and 2.8 million shares of our common stock, respectively.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $176.9 million at June 30, 2011) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At June 30, 2011, we had no outstanding borrowings.

Assets

As of June 30, 2011, our principal assets consist of cash and cash equivalents, receivables, trading securities and investments. As of June 30, 2011 and December 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $176.9 million and $236.1 million, respectively.

The decrease in our total assets to $412.1 million as of June 30, 2011 compared to $431.5 million as of December 31, 2010, is primarily the result of a $59.1 million decrease in cash and cash equivalents discussed above and an $8.9 million decrease in receivables, offset partially by a $49.8 million increase in our long positions on the trading desks.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. A decrease in unsettled trades outstanding associated with these activities was the primary reason for the decrease in the receivable from and corresponding payable to brokers, dealers and clearing organization. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $1.9 million and $2.5 million, respectively, as of June 30, 2011 compared to $11.4 million and $7.3 million, respectively, as of December 31, 2010. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of June 30, 2011, our $51.8 million of investments primarily consist of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBRCM, our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2011, FBRCM had total regulatory net capital of $46.1 million, which exceeded its required net capital of $5.2 million by $40.9 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three and six months ended June 30, 2011, we repurchased 1,228,780 and 1,904,578 shares, respectively, of our common stock in open market transactions at weighted average share prices of $3.57 and $3.62 per share, respectively, for a total cost of $4.4 million and $6.9 million, respectively. As of June 30, 2011, we have a remaining authority to repurchase up to 3.3 million additional shares.

On August 2, 2011, we commenced a tender offer to purchase up to 5,000,000 shares, or about 8%, of our outstanding common stock at a price of $3.05 per share. The offer to purchase shares, which is not conditioned upon any minimum number of shares being tendered, will expire on August 29, 2011, unless extended. FBRCM is the dealer manager for the tender offer.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at June 30, 2011 was approximately $570 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the six months ended June 30, 2011. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the six months ended June 30, 2011 was $67 thousand. Over the same period, the worst one-day trading revenues were $(79) thousand which is below the $526 thousand daily trading loss implied by the average one-day VaR for the first six months of 2011.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2011. The fair value of the $26.1 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $28.7 million and $23.5 million, respectively, and the fair value of the $51.8 million of other equity investments would increase or decrease to $57.0 million and $46.6 million respectively.

Except to the extent that we sell our equity securities designated as available-for-sale or our cost method equity investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings. However, an increase or decrease in the value of trading securities held by broker-dealer subsidiaries, investment securities designated as trading, or investment funds will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2011 and December 31, 2010, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2011 and 2010, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives such as credit default swaps.

Our due from and to brokers, dealers and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bonds and syndicated loan trades. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed bank loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and maintaining risk limits for each counterparty with whom we have outstanding bank loan trades.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2011, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBRCM has been named as a defendant in a small number of securities claims involving investment banking clients of FBRCM as a result of FBRCM’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBRCM against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBRCM is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to the Company or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011, the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. The deadline for the plaintiffs to notice an appeal from the Order of Dismissal, should they choose to do so, is the end of August 2011.

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBRCM has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (“the Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. The underwriters have notified the Bank that they are contractually entitled to be indemnified by the Bank as to all related expenses and losses incurred by the underwriters in connection with this action.

Although these cases involving FBRCM are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

As of June 30, 2011, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2011	—	$—	—	4,545,713
May 1 to May 31, 2011	612,018	3.64	612,018	3,933,695
June 1 to June 30, 2011	616,762	3.51	616,762	3,316,933

Total	1,228,780	$3.57	1,228,780	3,316,933

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 3,316,933 shares remain authorized to be repurchased.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.**

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-175088), which was filed with the SEC on June 23, 2011, and incorporated herein by reference.
**	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 23, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: August 9, 2011	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2011	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)