Form 10-Q
period 2011-09-30
FBR & Co.
filed 2011-11-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2011 was 54,877,471 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$120,814	$236,077
Receivables:
Due from brokers, dealers and clearing organizations	13,086	15,463
Customers	3,975	10,280
Other	7,021	11,635
Financial instruments owned, at fair value	134,009	86,400
Other investments, at cost	25,744	45,224
Goodwill	5,882	5,882
Intangible assets, net	2,237	2,583
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	6,922	9,741
Prepaid expenses and other assets	9,112	8,182

Total assets	$328,802	$431,467

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$49,974	$55,444
Accrued compensation and benefits	15,646	53,305
Accounts payable, accrued expenses and other liabilities	14,564	23,904
Due to brokers, dealers and clearing organizations	5,299	7,323

Total liabilities	85,483	139,976

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 54,877,471 and 61,717,837 shares issued and outstanding, respectively	55	62
Additional paid-in capital	412,142	424,641
Employee stock loan receivable, including accrued interest (103,450 and 115,950 shares, respectively)	(666)	(706)
Restricted stock units	29,299	34,239
Accumulated other comprehensive loss, net of taxes	(51)	(53)
Accumulated deficit	(197,460)	(166,692)

Total shareholders’ equity	243,319	291,491

Total liabilities and shareholders’ equity	$328,802	$431,467

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues:
Investment banking:
Capital raising	$598	$23,118
Advisory	4,434	6,671
Institutional brokerage:
Principal transactions	3,564	5,595
Agency commissions	15,816	17,850
Asset management fees	3,552	3,346
Net investment (loss) income	(9,336)	47
Interest income, dividends and other	1,506	767

Total revenues	20,134	57,394

Non-Interest Expenses:
Compensation and benefits	25,563	41,433
Professional services	2,772	3,869
Business development	2,315	2,809
Clearing and brokerage fees	3,555	2,824
Occupancy and equipment	4,503	5,905
Communications	4,247	5,082
Other operating expenses	2,942	3,065

Total non-interest expenses	45,897	64,987

Loss before income taxes	(25,763)	(7,593)
Income tax provision (benefit)	373	(982)

Net loss	$(26,136)	$(6,611)

Basic and diluted loss per share	$(0.43)	$(0.10)

Basic and diluted weighted average shares outstanding (in thousands)	60,762	63,547

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues:
Investment banking:
Capital raising	$38,633	$68,250
Advisory	12,968	13,127
Institutional brokerage:
Principal transactions	14,539	16,143
Agency commissions	49,024	59,116
Asset management fees	11,447	10,489
Net investment (loss) income	(10,952)	95
Interest income, dividends and other	3,755	4,097

Total revenues	119,414	171,317

Non-Interest Expenses:
Compensation and benefits	84,074	135,468
Professional services	9,617	15,522
Business development	9,547	10,581
Clearing and brokerage fees	9,543	9,891
Occupancy and equipment	15,427	18,526
Communications	12,700	15,220
Other operating expenses	9,177	10,398

Total non-interest expenses	150,085	215,606

Loss before income taxes	(30,671)	(44,289)
Income tax provision (benefit)	97	(3,649)

Net loss	$(30,768)	$(40,640)

Basic and diluted loss per share	$(0.49)	$(0.64)

Basic and diluted weighted average shares outstanding (in thousands)	62,323	63,508

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(37,558)	(37,558)	$(37,558)
Issuance of common stock, net of forfeitures	850	1	6,655	(315)	(4,453)	—	—	1,888
Repurchase of common stock	(3,197)	(3)	(15,902)	—	—	—	—	(15,905)
Stock compensation expense for options granted to purchase common stock	—	—	4,836	—	—	—	—	4,836
Issuance of restricted stock units	—	—	—	—	18,713	—	—	18,713
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	18	—	18	18

Comprehensive loss									$(37,540)

Balances at December 31, 2010	61,718	$62	$424,641	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(30,768)	(30,768)	$(30,768)
Issuance of common stock, net of forfeitures	1,205	1	8,553	40	(10,467)	—	—	(1,873)
Repurchase of common stock	(8,045)	(8)	(22,718)	—	—	—	—	(22,726)
Stock compensation expense for options granted to purchase common stock	—	—	1,666	—	—	—	—	1,666
Issuance of restricted stock units	—	—	—	—	5,527	—	—	5,527
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	2	—	2	2

Comprehensive loss									$(30,766)

Balances at September 30, 2011	54.878	$55	$412,142	$(666)	$29,299	$(51)	$(197,460)	$243,319

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(30,768)	$(40,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,277	5,847
Stock compensation	6,689	16,034
Net investment loss (income) from investments	10,952	(95)
Securities received in exchange for services provided, at fair value at receipt date	—	(14,068)
Other	1,526	801
Changes in operating assets:
Receivables:
Due from brokers, dealers and clearing organizations	2,377	67,639
Customers	5,704	(2,212)
Interest, dividends and other	4,616	2,607
Trading securities	(28,223)	(9,033)
Prepaid expenses and other assets	(929)	(4,066)
Changes in operating liabilities:
Trading securities sold but not yet purchased	(5,469)	15,858
Accrued compensation and benefits	(36,672)	(34,541)
Accounts payable, accrued expenses and other liabilities	(12,213)	(4,745)
Due to brokers, dealers and clearing organizations	(2,024)	(63,318)

Net cash used in operating activities	(81,157)	(63,932)

Cash flows from investing activities:
Purchases of investments	(35,248)	(32,773)
Proceeds from sales of and distributions from investments	27,831	21,552
Securities sold but not yet purchased, net	—	(7,552)
Settlement of derivatives held for investment purposes	(3,472)	—
Purchases of furniture, equipment, software, and leasehold improvements	(1,105)	(2,682)
Payments for other investing activities	—	(488)

Net cash used in investing activities	(11,994)	(21,943)

Cash flows from financing activities:
Repurchases of common stock	(22,726)	(14,274)
Proceeds from sales of common stock	554	1,817
Proceeds from repayment of employee stock purchase plan	60	—

Net cash used in financing activities	(22,112)	(12,457)

Net decrease in cash and cash equivalents	(115,263)	(98,332)
Cash and cash equivalents, beginning of period	236,077	275,506

Cash and cash equivalents, end of period	$120,814	$177,174

Supplemental Cash Flow Information:
Cash payments for taxes	$118	$5,071
Non-cash investing activities:
Securities received in exchange for services provided, at fair value at receipt date	$—	$12,168

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR & Co., formerly known as FBR Capital Markets Corporation, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of September 30, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2011	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$31,395	$27,107	$—	$4,288
Listed options	8,794	8,794	—	—
Convertible and fixed income debt instruments	68,825	—	68,825	—

	109,014	35,901	68,825	4,288
Financial instruments held for investment activities:
Designated as trading:
Corporate equity securities	23,788	19,078	—	4,710
Designated as available-for-sale:
Corporate equity securities	157	157	—	—

	23,945	19,235	—	4,710
Other	1,050	481	—	569

Total	$134,009	$55,617	$68,825	$9,567

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$37,359	$37,359	$—	$—
Listed options	7,548	7,548	—	—
Convertible and fixed income debt instruments	5,067	—	5,067	—

Total	$49,974	$44,907	$5,067	$—

As of September 30, 2011, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $9,567, or 2.9% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended September 30, 2011 and 2010. As of September 30, 2011 and 2010, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, July 1, 2011	$8,225	$646	$8,871
Total net gains (losses) (realized/unrealized)
Included in earnings	(424)	17	(407)
Included in other comprehensive income	—	—	—
Purchases	80,786	—	80,786
Sales/Distributions	(79,589)	(94)	(79,683)

Ending balance, September 30, 2011	$8,998	$569	$9,567

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(457)	$17	$(440)

	Trading Securities	Other	Total
Beginning balance, July 1, 2010	$154	$807	$961
Total net gains (losses) (realized/unrealized)
Included in earnings	(9)	(7)	(16)
Included in other comprehensive income	—	—	—
Purchases	16,862	—	16,862
Sales/Distributions	(9,813)	(122)	(9,935)

Ending balance, September 30, 2010	$7,194	$678	$7,872

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$(7)	$(14)

There were no transfers of securities in to, or out of, Level 1, 2 and 3 financial assets during the three months ended September 30, 2011 and 2010.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the nine months ended September 30, 2011 and 2010.

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net gains (losses) (realized/unrealized)
Included in earnings	711	(42)	669
Included in other comprehensive income	—	—	—
Purchases	555,702	150	555,852
Sales/Distributions	(550,254)	(94)	(550,348)
Transfers out of level 3	(1,623)	—	(1,623)

Ending balance, September 30, 2011	$8,998	$569	$9,567

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(320)	$(42)	$(362)

	Trading Securities	Other	Total
Beginning balance, January 1, 2010	$15,481	$914	$16,395
Total net gains (losses) (realized/unrealized)
Included in earnings	(99)	21	(78)
Included in other comprehensive income	—	—	—
Purchases	141,483	—	141,483
Sales/Distributions	(149,671)	(257)	(149,928)

Ending balance, September 30, 2010	$7,194	$678	$7,872

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3)	$21	$18

There were no transfers of securities in to, or out of, Level 2 financial assets during the nine months ended September 30, 2011. One transfer was made out of Level 3 and into Level 1 during the nine months ended September 30, 2011 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the nine months ended September 30, 2010.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and nine months ended September 30, 2011 and 2010, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total realized/unrealized gains and losses included in earnings for the period:
Principal transactions	$(530)	$(9)	$202	$(99)
Net investment income (loss)	123	(7)	467	21
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$(563)	$(7)	$(829)	$(3)
Net investment income (loss)	123	(7)	467	21

Financial Instruments Held for Investment—Designated as Trading

As of September 30, 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net losses recognized on trading securities	$(6,296)	$—	$(6,729)	$—
Less: Net (gains) losses recognized on trading securities sold during the period	(321)	—	(377)	—

Unrealized losses recognized on trading securities still held at the reporting date	$(6,617)	$—	$(7,106)	$—

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of September 30, 2011 and December 31, 2010, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	September 30, 2011
		Unrealized		Fair Value
	Cost Basis	Gains	Losses(1)
Marketable equity securities	$208	$—	$(51)	$157

	December 31, 2010
		Unrealized
	Cost Basis	Gains	Losses(1)	Fair Value
Marketable equity securities	$192	$—	$(53)	$139

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date and more frequently when economic or market concerns warrant such evaluation. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three and nine months ended September 30, 2011, the Company recorded other-than-temporary impairment losses of $-0- and $7,499, respectively, in the statement of operations relating to two marketable equity securities. During the three and nine months ended September 30, 2010, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. The Company recognized the impairment losses in 2011 due to the severity of the decline in the fair value of these securities below its cost basis during the second quarter of 2011. These results include an impairment loss of $7,416 related to an entity operating in the maritime transportation industry. This entity completed a secondary public offering in June 2011 that significantly diluted previous shareholders and severely impacted the market value of the entity’s shares. The carrying value of the security after the recognition of the impairment loss was $8,054. Subsequent to the recognition of this impairment loss, based on the increased liquidity of the shares resulting from the offering and the Company’s intentions with respect to the investment, the Company elected to transfer the security from designated as available-for-sale to designated as trading.

During the nine months ended September 30, 2011, the Company received $6,360 from sales of marketable equity securities resulting in gross gains of $1,386. During the nine months ended September 30, 2010, the Company received $206 from sales of marketable equity securities resulting in gross gains of $10. There were no sales of marketable equity securities during the three months ended September 30, 2011 and 2010.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	September 30, 2011	December 31, 2010
Non-public equity securities	$25,427	$44,907
Note receivable	317	317

	$25,744	$45,224

The Company evaluates its portfolio of investments, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments, the Company recorded no impairment losses during the three and nine months ended September 30, 2011 and 2010.

During the three and nine months ended September 30, 2011, the Company received $-0- and $8,285, respectively, from sales of non-public equity securities, resulting in gross gains of $-0- and $5,500, respectively and gross losses of $-0- and $(22), respectively. During the three and nine months ended September 30, 2010, the Company received $1,777 and $10,907, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $32 and $211, respectively.

During the three and nine months ended September 30, 2011, the Company received $94 from the redemption of investments in investment funds. During the three and nine months ended September 30, 2010, the Company received $217 and $8,440, respectively, from the redemption of investments in investment funds.

3.	Income Taxes:

During the three and nine months ended September 30, 2011, the Company recorded tax provisions of $373 and $97, respectively. During the three and nine months ended September 30, 2010, the Company recorded tax benefits of $(982) and $(3,649), respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2011 were (1.4)% and (0.3)%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2010 were 12.9% and 8.2%, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods. Tax rates for the three and nine months ended September 30, 2010 also reflect the tax benefits of the net operating losses expected to be utilized during the year. In addition, the tax rates for the three months ended September 30, 2011 and 2010 reflect changes in the estimated tax rate for the full year from the prior quarter based on changes in the Company’s forecasted annual taxable and book income.

As of September 30, 2011, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Additionally, FBR Capital Markets International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2011, FBRCM had net capital of $46,565, which was $41,676 in excess of its required net capital of $4,889. As of September 30, 2011, FBRIL had net capital in excess of required amounts.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and nine months ended September 30, 2011 and 2010, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	60,762	60,762	63,547	63,547
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	60,762	60,762	63,547	63,547

Net loss applicable to common stock	$(26,136)	$(26,136)	$(6,611)	$(6,611)

Net loss per common share	$(0.43)	$(0.43)	$(0.10)	$(0.10)

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	62,323	62,323	63,508	63,508
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	62,323	62,323	63,508	63,508

Net loss applicable to common stock	$(30,768)	$(30,768)	$(40,640)	$(40,640)

Net loss per common share	$(0.49)	$(0.49)	$(0.64)	$(0.64)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options—Employees and directors	7,553	8,192	7,553	8,192
Stock Options—Non-employee	3,424	3,256	3,424	3,256
Restricted Stock, unvested	274	686	274	686
Restricted Stock Units, unvested	6,340	8,328	6,340	8,328

	17,591	20,462	17,591	20,462

6.	Commitments and Contingencies:

As of September 30, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal will be complete in April 2012.

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

FBRCM has been named a defendant in the putative class action lawsuit Martin J. Fuller vs. Imperial Holdings, Inc., et al. pending in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint, filed in September 2011 against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. The underwriters have notified Imperial that they are contractually entitled to be indemnified by Imperial as to all related expenses and losses incurred by the underwriters in connection with this action.

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

Share Repurchases

During the nine months ended September 30, 2011, the Company repurchased 1,904,578 shares of its common stock in open market transactions at a weighted average share price of $3.62 per share for a total cost of $6,904. There were no open market repurchases during the three months ended September 30, 2011. As a result of the repurchases during the nine months ended September 30, 2011, the Company has remaining authority to repurchase 3,316,933 additional shares under the Board of Directors’ July 2010 directive.

In August 2011, the Company announced a tender offer to repurchase up to 6,000,000 shares of its stock at a price between $2.55 and $2.75, with an option to increase the size of the offering by up to 2% of the outstanding shares of its common stock. Pursuant to this tender offer, the Company repurchased 6,140,839 shares of its common stock at a share price of $2.55 per share for a total cost, including transaction costs, of $15,822 through a modified “Dutch auction.”

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2011, the Company recognized compensation expense of $52 and $223, respectively. For the three and nine months ended September 30, 2010, the Company recognized compensation expense of $73 and $350, respectively.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under our Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the three and nine months ended September 30, 2010, participants purchased -0- and 264,535 shares, respectively, for an aggregate purchase price of $-0- and $1,286, respectively. As of September 30, 2011 and December 31, 2010, the Company had loans outstanding to participants of $666 and $706, respectively, including accrued interest. The employee stock loan receivable balance is included in shareholders’ equity in the balance sheets.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$398	$1,019	$1,243	$3,102
Restricted shares	$43	$577	$450	$2,397
RSUs	$1,320	$2,981	$4,475	$9,015

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	156,769	318,066	—	1,789,206
Grant date fair value per share	$—	$—	$2.89	$1.27	$—	$3.61

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

Nine Months Ended September 30, 2011
Volatility	39.8%
Risk-free interest rate	1.62%
Expected life	4.5 years
Dividend yield	—

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of September 30, 2011
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$3,449	$606	$13,655
Unvested awards	3,914,480	274,343	6,340,267
Weighted average vesting period	2.0 years	0.9 years	2.4 years

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
RSU issuances	33,610	293,784
Aggregate grant date fair value	$89	$1,052

8.	Related Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P (“Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2011 and 2010, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 168,067 and 153,846 options, respectively, to Crestview Advisors, L.L.C. valued at $200 and $200, respectively. During the three and nine months ended September 30, 2011, the Company recognized $250 and $750, respectively, of expense associated with this agreement. During the three and nine months ended September 30, 2010, the Company recognized $250 and $750, respectively, of expense associated with this agreement.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates, including private equity and hedge funds, totaled $146 and $701 as of September 30, 2011 and December 31, 2010, respectively.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $1,000 and $1,926 for the three months ended September 30, 2011 and 2010, respectively, and $3,671 and $7,602 for the nine months ended September 30, 2011 and 2010, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended September 30, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$5,032	$—	$—	$5,032
Institutional brokerage	19,380	—	—	19,380
Asset management fees	—	3,552	—	3,552
Net investment loss	—	(87)	(9,249)	(9,336)
Net interest income, dividends and other	984	11	511	1,506

Total	25,396	3,476	(8,738)	20,134

Operating Expenses:
Variable	8,691	1,579	2	10,272
Fixed	33,550	1,982	93	35,625

Total	42,241	3,561	95	45,897

Pre-tax loss	$(16,845)	$(85)	$(8,833)	$(25,763)

Compensation and benefits:
Variable	$4,000	$688	$—	$4,688
Fixed	19,846	980	49	20,875

Total	$23,846	$1,668	$49	$25,563

	Three Months Ended September 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$29,789	$—	$—	$29,789
Institutional brokerage	23,445	—	—	23,445
Asset management fees	—	3,346	—	3,346
Net investment income	—	17	30	47
Net interest income, dividends and other	537	4	226	767

Total	53,771	3,367	256	57,394

Operating Expenses:
Variable	19,588	1,736	5	21,329
Fixed	41,419	2,213	26	43,658

Total	61,007	3,949	31	64,987

Pre-tax (loss) income	$(7,236)	$(582)	$225	$(7,593)

Compensation and benefits:
Variable	$14,190	$797	$5	$14,992
Fixed	25,236	1,190	15	26,441

Total	$39,426	$1,987	$20	$41,433

	Nine Months Ended September 30, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$51,601	$—	$—	$51,601
Institutional brokerage	63,563	—	—	63,563
Asset management fees	—	11,447	—	11,447
Net investment loss	—	(72)	(10,880)	(10,952)
Net interest income, dividends and other	2,537	14	1,204	3,755

Total	117,701	11,389	(9,676)	119,414

Operating Expenses:
Variable	35,693	5,407	6	41,106
Fixed	102,417	6,247	315	108,979

Total	138,110	11,654	321	150,085

Pre-tax loss	$(20,409)	$(265)	$(9,997)	$(30,671)

Compensation and benefits:
Variable	$18,910	$2,544	$1	$21,455
Fixed	59,343	3,107	169	62,619

Total	$78,253	$5,651	$170	$84,074

	Nine Months Ended September 30, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$81,377	$—	$—	$81,377
Institutional brokerage	75,259	—	—	75,259
Asset management fees	—	10,489	—	10,489
Net investment income	—	17	78	95
Net interest income, dividends and other	1,541	14	2,542	4,097

Total	158,177	10,520	2,620	171,317

Operating Expenses:
Variable	67,658	5,459	23	73,140
Fixed	134,153	7,793	520	142,466

Total	201,811	13,252	543	215,606

Pre-tax (loss) income	$(43,634)	$(2,732)	$2,077	$(44,289)

Compensation and benefits:
Variable	$45,995	$2,910	$18	$48,923
Fixed	82,031	4,191	323	86,545

Total	$128,026	$7,101	$341	$135,468

10.	Recent Accounting Pronouncements:

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

In June 2011, the FASB amended its guidance regarding the presentation of comprehensive income, which it states was designed to improve comparability, consistency and transparency and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity allowable under current U.S. GAAP. Entities will be required to present all changes in comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment is to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted. In October 2011, the FASB voted to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income.

In September 2011, the FASB amended the standards for goodwill impairment testing. The amendment allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment tests as described by previous guidance. Under the amended guidance an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value is less than the carrying amount. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. However, early adoption is permitted.

11.	Subsequent Events:

On October 25, 2011, the Company approved a restructuring plan that will reduce fixed costs across its business lines by approximately 35%, principally through headcount reduction. The plan is expected to be fully executed by year-end. At this time, in connection with the restructuring plan, the Company expects to incur a cash compensation charge related to the headcount reduction in the fourth quarter of 2011 of approximately $3,000. The Company expects that approximately $2,000 of that amount will be offset by reduced salary expense in the quarter. The Company believes these actions will not change the fundamental composition or strength of its franchise.

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

Business Environment

The continued turmoil in the economic environment during the third quarter of 2011 was evident in the double-digit decline in value of the major equity indices in the U.S. A possible recovery in the capital markets continues to be impacted by the global economic challenges facing many nations in the Eurozone and the U.S and instability in investor confidence. These challenges have resulted in high volatility in the capital markets during the quarter and significantly diminished volume of equity capital raising activity as compared to the previous quarter. Despite these challenges, issuers demand for capital raises continues to grow as evidenced by an increase in registrations for public equity offerings during the quarter. The timing and ability to execute these transactions in future periods remains uncertain as the outlook for the end of 2011 and 2012 is still unclear and marked by significant risks, including; continued high levels of unemployment, the continued overhang of foreclosed and unsold homes, world-wide sovereign debt challenges and continued political instability in many regions around the world.

Executive Summary

For the three months ended September 30, 2011, our total revenues, net of interest expense, were $20.1 million, our pre-tax loss was $25.7 million and our net loss was $26.1 million, compared to total net revenues of $57.4 million, a pre-tax loss of $7.6 million and a net loss of $6.6 million for the three months ended September 30, 2010. Our pre-tax loss for the three months ended September 30, 2011 was driven primarily by very low investment banking revenue during the quarter and a $9.3 million net investment loss. Included in the third quarter of 2011 net loss is a $0.4 million tax provision as compared to a $1.0 million tax benefit for the three months ended September 30, 2010. Our tax provision/(benefit) is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income. Changes to our tax provision during interim periods within a year are primarily the result of changes in our projected effective tax rate for the full year.

For the nine months ended September 30, 2011, our total revenues, net of interest expense, were $119.4 million, our pre-tax loss was $30.7 million and our net loss was $30.8 million, compared to total net revenues of $171.3 million, a pre-tax loss of $44.2 million and a net loss of $40.6 million for the nine months ended September 30, 2010. Our pre-tax loss for the nine months ended September 30, 2011 reflects the impact of diminished capital raising revenue in 2011 as compared to 2010 and the recognition of net investment losses offset partially by reductions in our fixed operating expenses. Included in the nine months ended September 30, 2011 net loss is a $0.1 million tax provision compared to a $3.6 million tax benefit for the nine months ended September 30, 2010. Our tax provision/(benefit) for the nine months ended September 30, 2011 and 2010 is recorded pursuant to an effective tax rate approach for calculating tax provisions in interim periods based on forecasted annual taxable and book income.

The following is an analysis of our operating results by segment for the three and nine months ended September 30, 2011 and 2010.

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

	Three Months Ended September 30,
	2011	2010
Revenues, net of interest expense:
Investment banking	$5,032	$29,789
Institutional brokerage	19,380	23,445
Net interest income, dividends and other	984	537

Total	25,396	53,771

Operating Expenses:
Variable	8,691	19,588
Fixed	33,550	41,419

Total	42,241	61,007

Pre-tax loss	$(16,845)	$(7,236)

The pre-tax loss from our capital markets segment was $16.8 million for the third quarter of 2011 compared to $7.2 million for the third quarter of 2010. This increase in pre-tax loss was attributable to a decrease in both investment banking and institutional brokerage revenues, partially offset by a decrease in operating expenses. Investment banking revenues decreased $24.8 million to $5.0 million during the third quarter of 2011 from $29.8 million during the third quarter of 2010. The lower volume of capital raising revenue for the third quarter of 2011 is representative of an industry-wide decrease in equity capital raising activity due to continued economic challenges affecting investor confidence and volatility in the capital markets. The results for third quarter of 2010 include the realization of $16.1 million in contingent revenue related to two previously completed transactions. Revenues from advisory services also decreased in the third quarter of 2011 as compared to the third quarter of 2010 due to lower transaction volume.

Our institutional brokerage revenues decreased $4.0 million to $19.4 million for the third quarter of 2011 from $23.4 million for the third quarter of 2010. This decrease was primarily a result of trading losses in our convertible and credit platforms resulting from high market volatility during the quarter.

Variable expenses decreased $10.9 million, or 55.6%, in 2011 reflecting a decrease in variable compensation and costs related to investment banking transactions. The decrease in variable compensation was attributable to a 15% reduction in employees since the end of the third quarter of 2010, changes made to our variable compensation programs in 2011 and the reduction in net revenues as compared to 2010. The decrease in costs related to investment banking transactions is directly attributable to the lower investment banking activity in 2011 compared to 2010. Fixed expenses decreased $7.9 million, or 19.0%, in 2011. This decrease in fixed expenses was attributable to the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

	Nine Months Ended September 30,
	2011	2010
Revenues, net of interest expense:
Investment banking	$51,601	$81,377
Institutional brokerage	63,563	75,259
Net interest income, dividends and other	2,537	1,541

Total	117,701	158,177

Operating Expenses:
Variable	35,693	67,658
Fixed	102,417	134,153

Total	138,110	201,811

Pre-tax loss	$(20,409)	$(43,634)

The pre-tax loss from our capital markets segment decreased to $20.4 million for the nine months ended September 30, 2011 from $43.6 million for the nine months ended September 30, 2010. This decrease in pre-tax loss was attributable to a decrease in both variable and fixed costs, partially offset by a decrease in total revenues. Variable expenses decreased $32.0 million, or 47.2%, in 2011 reflecting a decrease in variable compensation and costs related to investment banking transactions. The decrease in variable compensation was attributable to a 15% reduction in employees since the end of the third quarter of 2010, changes made to our variable compensation programs in 2011 and the reduction in net revenues as compared to 2010. The decrease in costs related to investment banking transactions in 2011 was directly related to the decrease in transaction volumes for the nine months ended September 30, 2011. Fixed expenses decreased $31.7 million, or 23.7%, for the nine months ended September 30, 2011. The 2010 fixed expenses included $5.5 million of severance costs that are not comparable to 2011. This decrease was also attributable to both the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $29.8 million to $51.6 million during the nine months ended September 30, 2011 from $81.4 million during the nine months ended September 30, 2010. The lower volume of capital raising revenue for the 2011 is representative of an industry-wide decrease in equity capital raising activity due to continued economic challenges affecting investor confidence and volatility in the capital markets. The results for nine months ended September 30, 2010 include fees earned from a private placement that in-total raised in excess of $1.2 billion of equity capital.

Our institutional brokerage revenues decreased $11.7 million to $63.6 million for the nine months ended September 30, 2011 from $75.3 million for the nine months ended September 30, 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during the nine months ended September 30, 2011 and a decrease in principal transaction revenues from our convertible and credit desks.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management decreased 12.5% to $1.4 billion at September 30, 2011from $1.6 billion at December 31, 2010 and decreased 6.7% from $1.5 billion at September 30, 2010. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	$11,447	$11,447
	Three Months Ended September 30,
	2011	2010
Revenues, net of interest expense:
Asset management fees	$3,552	$3,346
Other	(76)	21

Total	3,476	3,367

Operating Expenses:
Variable	1,579	1,736
Fixed	1,982	2,213

Total	3,561	3,949

Pre-tax loss	$(85)	$(582)

The pre-tax loss from our asset management segment decreased to $0.1 million for the third quarter of 2011 from $0.6 million for the third quarter of 2010. The decrease in pre-tax loss was a result of a decrease in operating expenses during the third quarter of 2011 due to compensation and non-compensation cost reduction initiatives undertaken during the second half of 2010. Asset management fees also increased during the third quarter of 2011 due to higher average assets under management as compared to the third quarter of 2010.

	$11,447	$11,447
	Nine Months Ended September 30,
	2011	2010
Revenues, net of interest expense:
Asset management fees	$11,447	$10,489
Other	(58)	31

Total	11,389	10,520

Operating Expenses:
Variable	5,407	5,459
Fixed	6,247	7,793

Total	11,654	13,252

Pre-tax loss	$(265)	$(2,732)

The pre-tax loss from our asset management segment decreased to $0.3 million for the nine months ended September 30, 2011 from $2.7 million for the nine months ended September 30, 2010. The decrease in pre-tax loss was attributable to an increase in asset management fees as a result of an increase in our average assets under management during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Fixed expenses also decreased during the nine months ended September 30, 2011 due to compensation and non-compensation cost reduction initiatives undertaken during the second half of 2010.

The following table provides details relating to our assets under management (dollars in millions):

	September 30, 2011	December 31, 2010
Mutual funds:
Equity	$1,235.9	$1,470.6
Balanced and fixed income	123.0	112.1
Private equity and hedge funds	3.7	4.3

Total	$1,362.6	$1,587.0

Principal Investing

As of September 30, 2011, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Revenues, net of interest expense:
Net investment (loss) income	$(9,249)	$30
Net interest income, dividends and other	511	226

Total	(8,738)	256

Operating Expenses:
Variable	2	5
Fixed	93	26

Total	95	31

Pre-tax (loss) income	$(8,833)	$225

The pre-tax loss from our principal investing segment was $8.8 million for the third quarter of 2011 compared to pre-tax income of $0.2 million for the third quarter of 2010. The pre-tax loss in 2011 was primarily attributable to $6.6 million in net unrealized losses on trading securities held for investment purposes and $2.6 million in net realized losses from the settlement of derivatives held for investment purposes and the sale of equity investments during the third quarter of 2011. This activity in not comparable to the three months ended September 30, 2010.

	Nine Months Ended September 30,
	2011	2010
Revenues, net of interest expense:
Net investment (loss) income	$(10,880)	$78
Net interest income, dividends and other	1,204	2,542

Total	(9,676)	2,620

Operating Expenses:
Variable	6	23
Fixed	315	520

Total	321	543

Pre-tax (loss) income	$(9,997)	$2,077

The pre-tax loss from our principal investing segment was $10.0 million for the nine months ended September 30, 2011 compared to pre-tax income of $2.1 million for the nine months ended September 30, 2010. The pre-tax loss in 2011 is primarily attributable to the decrease in net investment income due to other-than-temporary impairment losses of $7.5 million related to two equity investments recognized during the second quarter of 2011 and $7.1 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and settlement of derivatives held for investment purposes during the nine months ended September 30, 2011. Net interest income, dividends and other also decreased $1.3 million for the nine months ended September 30, 2011 due to a reduction in dividend income compared to the nine months ended September 30, 2010.

Investments

The total value of our investment portfolio was $50.3 million as of September 30, 2011. Of this total, $25.7 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $24.0 million was held in marketable equity securities and $0.6 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of September 30, 2011 (dollars in thousands):

	September 30, 2011
	Number of Shares	Carrying Value/ Fair Value
Investment, at cost:
NBH Holdings Corp. (1)	1,049,906	$20,472
North American Financial Holdings, Inc. (1)	257,499	4,955
Institutional Financial Markets, Inc. (Note)	n/a	317

Total		$25,744
Marketable equity securities, at fair value		23,944
Investment funds, at fair value		569

Total investments		$50,257

(1)	As of September 30, 2011, these shares represent investments in non-public securities in which the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net loss increased to $26.1 million in the third quarter of 2011 from a net loss of $6.6 million in the third quarter of 2010. The increase in net loss was the result of decreased net revenues primarily attributable to a decrease in investment banking revenues due to a decline in capital markets activity stemming from the continued global economic challenges and net investment losses of $9.3 million, primarily comprised of $6.6 million in net unrealized losses and net realized losses of $2.6 million. The decrease in net revenues was partially offset by the effects of cost reduction initiatives that were implemented during the second half of 2010, including a 15% reduction in our headcount since the third quarter of 2010. Total non-interest expenses decreased to $45.9 million in the third quarter of 2011 from $65.0 million in the third quarter of 2010. Our net loss for the third quarter of 2011 also includes a $0.4 million tax provision in the third quarter of 2011 compared to a $1.0 million tax benefit in the third quarter of 2010.

Our net revenues decreased 65.0% to $20.1 million during the third quarter of 2011 from $57.4 million during the third quarter of 2010 due to the changes in revenues discussed below.

Capital raising revenues decreased to $0.6 million in the third quarter of 2011 from $23.1 million in the third quarter of 2010. The lower volume of capital raising revenue for the third quarter of 2011 is representative of an industry-wide decrease due to continued economic challenges affecting investor confidence and volatility in the capital markets. The results for third quarter of 2010 include the realization of $16.1 million in contingent revenue related to two previously completed transactions.

Advisory revenues decreased 34.3% to $4.4 million in the third quarter of 2011 from $6.7 million generated in the third quarter of 2010. We completed four assignments in the third quarter of 2011 as compared to eight assignments in the third quarter of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 17.1% to $19.4 million in the third quarter of 2011 from $23.4 million in the third quarter of 2010. This decrease was primarily a result of trading losses in our convertible and credit platforms resulting from the overall decline in market values during the quarter.

Asset management fees increased 9.1% to $3.6 million in the third quarter of 2011from $3.3 million in the third quarter of 2010. The increase was attributable to an increase in average mutual fund assets under management.

Net investment loss was $9.3 million in the third quarter of 2011 compared to net investment income of $47 thousand in the third quarter of 2010. Net investment loss for the third quarter of 2011 is primarily attributable to $6.6 million in net unrealized losses on trading securities held for investment purposes and $2.6 million in net realized losses from the settlement of derivatives held for investment purposes and the sale of investments during the third quarter of 2011. This activity in not comparable to the three months ended September 30, 2010.

Net interest income, dividends and other revenues increased 87.5% to $1.5 million in the third quarter of 2011 from $0.8 million in the third quarter of 2010. This increase was primarily attributable to an increase in interest income from our convertible securities positions as a result of an increase in the average balance held on our trading desks for the three months ended September 30, 2011.

Total non-interest expenses decreased 29.4% to $45.9 million in the third quarter of 2011 from $65.0 million in the third quarter of 2010. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 38.2% to $25.6 million in the third quarter of 2011 from $41.4 million in the third quarter of 2010. Variable compensation decreased $10.3 million in 2011 due to the reduction in net revenues, the decrease in headcount discussed above and changes in our variable compensation programs in 2011 as compared to 2010. Fixed compensation decreased $5.6 million in 2011 due to a 15% decrease in headcount since the third quarter of 2010 resulting in a decrease in both salaries and stock-based award compensation.

Professional services expenses decreased 28.2% to $2.8 million in the third quarter of 2011 from $3.9 million in the third quarter of 2010 primarily due to a decrease in expenses related to investment banking transactions in the third quarter of 2011 as compared to 2010.

Business development expenses decreased 17.9% to $2.3 million in the third quarter of 2011 from $2.8 million in the third quarter of 2010. This decrease was primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees increased 28.6% to $3.6 million in the third quarter of 2011 from $2.8 million in the third quarter of 2010. The increase was primarily due to a higher volume of trading activity.

Occupancy and equipment expenses decreased 23.7% to $4.5 million in the third quarter of 2011 from $5.9 million in the third quarter of 2010. The decrease in occupancy costs was primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space from the prior year.

Communications expenses decreased 17.6% to $4.2 million in the third quarter of 2011 from $5.1 million in the third quarter of 2010. The decrease was primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 6.5% to $2.9 million in the third quarter of 2011 from $3.1 million in the third quarter of 2010. The decrease in expenses was primarily due to a decrease in corporate insurance costs, license and registration fees as a result of the reduction in our workforce.

Our income tax provision was $0.4 million in the third quarter of 2011 compared to a tax benefit of $1.0 million in the third quarter of 2010. Our quarterly income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was (1.4)% and 12.9% in the third quarters of 2011 and 2010, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods and reflect the changes in the estimated effective tax rates for the full year based on changes to our forecasted annual taxable and book income. The tax rate for the third quarter of 2010 also reflects the tax benefits of net operating losses expected to be realized.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net loss decreased to $30.8 million in the first nine months of 2011 from $40.6 million in the first nine months of 2010. The decrease in net loss was primarily the result of the effects of cost reduction initiatives that were implemented during the second half of 2010, including a 15% reduction in our headcount since the third quarter of 2010. Our income tax provision was $0.1 million in the first nine months of 2011 compared to a tax benefit of $3.6 million in the first nine months of 2010. Our pre-tax loss decreased to $30.7 million in the first nine months of 2011 from $44.3 million in the first nine months of 2010.

The pre-tax loss from our capital markets segment decreased to $20.4 million in the first nine months of 2011 from $43.6 million in the first nine months of 2010 due to decreased operating expenses, offset partially by a decrease in investment banking capital raising revenues and institutional brokerage revenues. The pre-tax loss in our asset management segment decreased to $0.3 million in the first nine months of 2011 from $2.7 million in the first nine months of 2010 due to a reduction in operating expenses, as well as an increase in asset management fees due to increased average assets under management. The pre-tax loss from our principal investing segment was $10.0 million during the first nine months of 2011 compared to pre-tax income of $2.1 million during the first nine months of 2010. The results for 2011 reflect losses from the other than temporary impairment losses from two merchant banking investments and unrealized losses on trading securities held for investment purposes, partially offset by gains on the sale of certain investments.

Our net revenues decreased 30.3% to $119.4 million during the first nine months of 2011 from $171.3 million during the first nine months of 2010 due to the changes in revenues discussed below.

Capital raising revenues decreased 43.5% to $38.6 million in the first nine months of 2011 from $68.3 million in the first nine months of 2010. The decrease was attributable to a decrease in sole managed private placements. Our revenues from private placements during the first nine months of 2011 were $25.8 million compared to $41.6 million in the first nine months of 2010.

Advisory revenues decreased 0.8% to $13.0 million in the first nine months of 2011 from $13.1 million generated in the first nine months of 2010. We completed 11 assignments in the first nine months of 2011 as compared to 14 assignments in the first nine months of 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 15.5% to $63.6 million in the first nine months of 2011 from $75.3 million in the first nine months of 2010. The decrease is primarily a result of a decrease in overall equity trading volume during the first nine months of 2011 and a decrease in principal transaction revenues from our convertible and credit desks.

Asset management fees increased 8.6% to $11.4 million in the first nine months of 2011 from $10.5 million in the first nine months of 2010. The increase is primarily attributable to an increase in average mutual fund assets under management.

Net investment loss was $11.0 million in the first nine months of 2011 compared to income of $95 thousand in the first nine months of 2010. Net investment loss for the first nine months of 2011 is primarily due to other-than-temporary impairment losses of $7.5 million related to two equity investments, $7.1 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and the settlement of derivatives held for investment purposes during the nine months ended September 30, 2011. Net investment income for the first nine months of 2010 is related to income from investment funds due to fund performance and the sale of certain merchant banking investments, partially offset by losses on short positions in certain exchange-traded funds that were intended to hedge the fund investments.

Net interest income, dividends and other revenues decreased 7.3% to $3.8 million in the first nine months of 2011 from $4.1 million in the first nine months of 2010. This decrease is primarily attributable to decreased dividend income from certain equity investments partially offset by an increase in interest income from our convertible securities positions as a result of an increase in the average balance held on our trading desks for the nine months ended September 30, 2011.

Total non-interest expenses decreased 30.4% to $150.1 million in the first nine months of 2011 from $215.6 million in the first nine months of 2010. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 37.9% to $84.1 million in the first nine months of 2011 from $135.5 million in the first nine months of 2010. Variable compensation decreased $27.5 million due to a decrease in net revenues, the reduction in headcount discussed above and changes in our variable compensation programs in 2011. Fixed compensation decreased $23.9 million due to a 15% decrease in headcount since the third quarter of 2010. Also, the 2010 fixed expenses included $5.9 million of severance costs that are not comparable to 2011.

Professional services expenses decreased 38.1% to $9.6 million in the first nine months of 2011 from $15.5 million in the first nine months of 2010 primarily due to decreased expenses related to investment banking transactions in the third quarter of 2011 as compared to 2010. Also contributing to the decrease were lower costs related to recruiting, legal and consulting fees.

Business development expenses decreased 10.4% to $9.5 million in the first nine months of 2011 from $10.6 million in the first nine months of 2010. This decrease is primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 4.0% to $9.5 million in the first nine months of 2011 from $9.9 million in the first nine months of 2010. This decrease is primarily the result of a lower volume of trading activity, particularly related to our equity trading desk.

Occupancy and equipment expenses decreased 16.8% to $15.4 million in the first nine months of 2011 from $18.5 million in the first nine months of 2010. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space. These reductions were partially offset by a $1.0 million charge in 2011 associated with the consolidation of office space in our Arlington, VA headquarters.

Communications expenses decreased 16.4% to $12.7 million in the first nine months of 2011 from $15.2 million in the first nine months of 2010. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 11.5% to $9.2 million in the first nine months of 2011 from $10.4 million in the first nine months of 2010. The decrease in expenses is primarily due to a decrease in corporate insurance costs and printing, postage and office supplies.

Our income tax provision was $0.1 million in the first nine months of 2011 compared to a tax benefit of $3.6 million in the first nine months of 2010. Our income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rates were (0.3)% and 8.2% in the first nine months of 2011 and 2010, respectively. These rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred in these periods. In addition, the 2010 tax rate differed as a result of the benefit of tax losses realized or expected to be realized in these periods.

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

Cash Flows

As of September 30, 2011, our cash and cash equivalents totaled $120.8 million representing a net decrease of $115.3 million for the nine months ended September 30, 2011. The decrease is attributable to $81.2 million of cash used in operating activities, $12.0 million of cash used in investing activities and $22.1 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $81.2 million during the first nine months of 2011, compares to $63.9 million of cash used in operating activities during the first nine months of 2010. The cash used in operating activities for the first nine months of 2011 reflects net operating losses and an increase in our capital invested in net long positions on our trading desks. For the first nine months of 2010 the cash used in operating activities reflected the net operating losses incurred over that period and our payment of previously accrued compensation associated with the 2009 operating results partially offset by decreased capital invested in our net long positions on our trading desks.

Net cash used in investing activities of $12.0 million during the first nine months of 2011 compares to net cash used in investing activities of $21.9 million during the first nine months of 2010, reflecting the difference in investing activity during the periods. The activity for both periods reflects the purchase and sale of certain equity securities held for investment purposes. Also, the 2011 activity includes the settlement of derivatives held for investment purposes.

Net cash used in financing activities of $22.1 million during the first nine months of 2011, compares to net cash used in financing activities of $12.5 million during the first nine months of 2010. The 2011 and 2010 activity primarily represents the repurchase of 8.0 million and 2.8 million shares of our common stock, respectively. Of the activity during 2011, 1.9 million shares were repurchased through open market transactions and the remaining 6.1 million shares were repurchased as part of a modified “Dutch auction” tender offer for an aggregate purchase price, including transaction costs, of $15.8 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $120.8 million at September 30, 2011) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At September 30, 2011, we had no outstanding borrowings.

Assets

As of September 30, 2011, our principal assets consist of cash and cash equivalents, receivables, trading securities and investments. As of September 30, 2011 and December 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $120.8 million and $236.1 million, respectively.

The decrease in our total assets to $328.8 million as of September 30, 2011 compared to $431.5 million as of December 31, 2010, is primarily the result of a $115.3 million decrease in cash and cash equivalents discussed above and a $13.3 million decrease in receivables, offset partially by a $27.2 million increase in our long positions on the trading desks.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. A decrease in unsettled trades outstanding associated with these activities was the primary reason for the decrease in the receivable from and corresponding payable to brokers, dealers and clearing organizations. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $8.6 million and $5.3 million, respectively, as of September 30, 2011 compared to $11.4 million and $7.3 million, respectively, as of December 31, 2010. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of September 30, 2011, our $50.3 million of investments primarily consist of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBRCM, our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2011, FBRCM had total regulatory net capital of $46.6 million, which exceeded its required net capital of $4.9 million by $41.7 million. In addition, FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the nine months ended September 30, 2011, we repurchased 1,904,578 shares of our common stock in open market transactions at weighted average share prices of $3.62 per share, for a total cost of $6.9 million. As of September 30, 2011, we have a remaining authority to repurchase up to 3.3 million additional shares.

During the three months ended September 30, 2011, the Company repurchased 6,140,839 shares of its common stock at a share price of $2.55 per share for a total purchase price, including transaction costs, of $15.8 million as part of a modified “Dutch auction” tender offer.

Recent Developments

On October 25, 2011, the Company approved a restructuring plan that will reduce fixed costs across its business lines by approximately 35%, principally through headcount reduction. The plan is expected to be completed by year-end. At this time, in connection with the restructuring plan, the Company expects to incur a cash compensation charge related to the headcount reduction in the fourth quarter of 2011 of approximately $3.0 million. We expect that approximately $2.0 million of that amount will be offset by reduced salary expense in the quarter. We believe these actions will not change the fundamental composition or strength of our franchise.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at September 30, 2011 was approximately $549 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the nine months ended September 30, 2011. The table shows data reflecting that the actual lowest 5 percentile daily trading revenues during the nine months ended September 30, 2011 was $8 thousand. Over the same period, the worst one-day trading revenues were $(104) thousand which is below the $487 thousand daily trading loss implied by the average one-day VaR for the first nine months of 2011.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2011. The fair value of the $31.4 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $34.5 million and $28.3 million, respectively, and the fair value of the $49.7 million of other equity investments would increase or decrease to $54.7 million and $44.7 million respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2011 and December 31, 2010, we have recorded no liabilities with regard to this right. During the nine months ended September 30, 2011 and 2010, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2011, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint now included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011, the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal will be complete in April 2012.

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

FBRCM has been named a defendant in the putative class action lawsuit Martin J. Fuller vs. Imperial Holdings, Inc., et al. pending in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint, filed in September 2011 against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. The underwriters have notified Imperial that they are contractually entitled to be indemnified by Imperial as to all related expenses and losses incurred by the underwriters in connection with this action.

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

As of September 30, 2011, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the third quarter of 2011:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2011	—		$—	—	3,316,933
August 1 to August 31, 2011	6,140,839	(2)	2.55	—	3,316,933
September 1 to September 30, 2011	—			—	3,316,933

Total	6,140,839		$2.55	—	3,316,933

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 3,316,933 shares remain authorized to be repurchased.
(2)	In August 2011, the Company announced a tender offer to repurchase up to 6,000,000 shares of its stock at a price between $2.55 and $2.75, with an option to increase the size of the offering by up to 2% of the outstanding shares of its common stock. Pursuant to this tender offer, the Company repurchased 6,140,839 shares of its common stock at a share price of $2.55 per share through a modified “Dutch auction”.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: November 8, 2011	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2011	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)