Form 10-K
period 2011-12-31
FBR & Co.
filed 2012-03-15
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2011 was approximately $172.4 million. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On February 29, 2012, there were 55,437,873 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR & Co. 2011 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 29, 2012)	Part III, Items 10, 11, 12, 13 and 14

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

AVAILABLE INFORMATION

FBR & Co. (“we,” “us,” “our company” or the “Company”) files annual, quarterly and current reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at http://www.sec.gov.

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

FBR & Co.

1001 Nineteenth Street North

Arlington, Virginia 22209

(703) 312-9500

Attention: Corporate Secretary

PART I

ITEM 1.	BUSINESS

Overview

FBR & Co. is a full-service investment banking, institutional brokerage and asset management firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. We were formed in June 2006, and we completed the initial public offering of our common stock in June 2007. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiaries, FBR Capital Markets & Co. (“FBRCM.”), an SEC-registered broker-dealer, and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), an SEC-registered investment adviser, we have focused our business on providing:

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

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications (“TMT”).

Our asset management business manages a family of mutual funds. As of December 31, 2011, we had approximately $1.7 billion in mutual fund assets under management.

We are a Virginia corporation that was initially formed as a consolidated subsidiary of Arlington Asset Investment Corp. (“Arlington Asset”), a separate publicly-traded corporation that invests primarily in mortgage-related assets. In July 2006, Arlington Asset contributed the subsidiaries that had historically conducted its capital markets and asset management business to us and we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm. In this Form 10-K, we refer to this private offering and the concurrent private placement to Crestview as our “July 2006 private offering.” Since our July 2006 private offering, we have operated as an independent company with a separate board of directors. We became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBRC) in June 2007. In May 2009, we repurchased shares of our common stock from Arlington Asset and, in October 2009, Arlington Asset sold its remaining shares of our common stock in a secondary public offering.

We are headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, New York and San Francisco. The address of our principal executive offices is 1001 Nineteenth Street North, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Business Segments

Our business comprises three separate segments: capital markets, which includes investment banking and institutional brokerage and research; asset management; and principal investing, which includes merchant banking.

Financial information concerning our company for the fiscal years ended December 31, 2011, 2010, and 2009, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 14 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking and institutional brokerage professionals through our broker-dealer subsidiary. These professionals provide investment banking services, including capital raising and financial advisory services for our corporate issuer clients, and institutional brokerage services including sales, trading, and research services, to our institutional investor clients. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs. Since January 2008, we have reduced our total number of employees and made adjustments to our variable cost structure to better align our overall cost structure with current market conditions, while at the same time adding capabilities in convertible securities sales and trading, loan trading, restructuring and liability management advisory services, and high yield debt and listed options sales and trading.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services in industry specific investment banking teams that focus on the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and TMT industries. These teams work closely with our equity, equity-linked and debt capital markets personnel in originating and executing capital markets transactions. In addition to our industry specific teams, our financial sponsors investment banking group delivers investment banking products and solutions to the private equity community and their portfolio companies, our M&A investment banking group delivers a broad range financial advisory services to our investment banking clients, and our restructuring finance and advisory group focuses on accessing the debt and equity capital markets to deliver client solutions inside and outside of insolvency proceedings.

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

Institutional Brokerage and Research

Through our institutional brokerage professionals, we provide research and institutional sales and trading services to institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans. Our ability to work on multiple securities classes with clients enhances our overall brokerage relationships with our clients. We currently operate desks that cover the trading of equity securities, convertible securities, high-yield debt securities, loan products and listed options.

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

Asset Management

Our SEC registered investment adviser subsidiary manages a family of mutual funds. As of December 31, 2011, we had $1.7 billion in assets under management.

At December 31, 2011, we managed client assets through our ten mutual fund product lines that cover a range of sectors and asset classes. Through strict attention to relative valuation and careful security selection, our actively managed mutual funds strive both to participate in rising markets and preserve capital in down markets.

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

Competition

In recent years, the financial services industry has undergone a dramatic reshaping, as several major financial institutions consolidated, were forced to merge, declared bankruptcy, received substantial government assistance or were placed into conservatorship, all of which has resulted in significant upheaval in the competitive environment. These events accelerated a longstanding trend toward consolidation among companies in the financial services industry and created an environment of uncertainty among financial services firms of all sizes. As a full-service investment banking, institutional brokerage and asset management firm, all aspects of our business are intensely competitive. Our competitors are other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. Some of our competitors have fundamentally changed their respective business models over the past several years, including, in certain cases, becoming commercial banks, and there has been significant movement of personnel, both among firms as well as out of the industry altogether. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services, and recent developments could result in our remaining competitors gaining even greater capital and other resources. We believe that the principal factors that allow us to compete effectively include the strength and extent of our client relationships, our reputation, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

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

Employees

As of December 31, 2011, we had 295 employees, in comparison to the 501 employees we had as of December 31, 2010. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of current conditions in the financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FBRCM and FBR Investment Services, Inc (“FBRIS”) are registered as broker-dealers with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization, and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, FBRCM and FBRIS are subject to regulation and oversight by the SEC and FINRA, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBRCM and FBRIS, and their registered representatives. State securities regulators also have regulatory or oversight authority over FBRCM and FBRIS. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

FBR Fund Advisers is a SEC-registered investment advisers. Registered investment advisers are subject to regulations under the Investment Advisers Act of 1940, as amended. Regulations under the Investment Advisers Act of 1940 relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions. In addition, certain investment funds that we manage are registered investment companies under the Investment Company Act of 1940, as amended. Those funds and the entities that serve as the funds’ investment advisers are subject to that act and the rules and regulations promulgated by the SEC under that act, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, FBRCM and FBRIS are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times FBRCM and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA. A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in any of our broker-dealer subsidiaries’ net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to us and to our broker-dealer subsidiary.

FBRCM and FBRIS also are subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “material associated persons” (as defined in the Risk Assessment Rules) of the broker-dealer and the activities conducted by such material associated persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

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

Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBRCM is registered with and subject to regulation by a number of provincial securities regulators in Canada. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, conflicts of interest, research, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

Prior to December 2011, our subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, we initiated the process to cease activities at FBRIL and terminate FBRIL’s registration with the FSA. Subsequent to these actions, subject to regulatory limitations, institutional brokerage and investment banking activity with European clients is conducted by FBRCM.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in 2010. Among other things, the legislation expands the authority of our existing regulators; broadens the reporting and regulation of executive compensation; and expand the standards for market participants in dealing with clients and customers.

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

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, particularly the equity capital markets, and economic conditions generally. Market valuations fluctuated throughout 2011 and the liquidity seen in the markets prior to 2008 has not yet returned. Lower levels of liquidity continue to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

Our investment banking revenues are directly related to the number and size of the transactions in which we participate. The second half of 2011 was marked by a significantly diminished volume of equity capital raising activity as compared to the first half, and future market downturns that affect the size and number of capital raising transactions will likely have a similar negative impact on our investment banking business. Sustained market downturns and credit market dislocations and liquidity issues in the future would also likely lead to a decline in the volume of secondary market trading that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our mutual fund product lines are based on the value of assets under management, a market downturn that reduces the value of assets under management would reduce the revenues we receive from our asset management business. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

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

Generally, members of our executive management team do not have employment agreements with us. We have no assurance that the services of our executive management team will continue to be available to the full extent of our needs. We believe that our success depends to a significant extent upon the experience of our executive management team, whose continued service is not guaranteed. If certain members of our executive management team leave our company or are otherwise no longer available to us or are not available to the full extent of our needs, we may not be able to replace them with suitable management and may be unable to execute our business plan.

We encounter intense competition for qualified professionals from other investment banking firms and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds, and our failure to hire qualified professionals and retain our existing professionals may materially impede the success and growth of our business.

Our people are our most valuable resource. Our ability to secure and maintain investment banking engagements depends upon the reputation, judgment, business generation capabilities and project execution skills of our professionals. Our professionals’ reputations and relationships with our clients are a critical element in obtaining and executing client engagements. Generally, we do not have employment or non-competition agreements with any of our professionals. We encounter intense competition for qualified professionals from other companies in the investment banking industry and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds. The headcount reductions we undertook as part of our restructuring actions in 2010 have made us more dependent on the professionals that we continue to employ. We may experience losses of investment banking, brokerage, research and other professionals and our failure to hire qualified professionals and retain our existing professionals may materially impede our success and growth. While we believe that we will continue to be able to retain and recruit qualified professionals, the departure or other loss of our key professionals who manage substantial client relationships or who possess substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations. Any negative financial performance that results in lower compensation levels may exacerbate this risk. In addition, if any of our investment bankers or members of our executive management team were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. We may not be able to prevent our key professionals or the members of our executive management team from resigning to join our competitors or from forming a competing company.

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

Underwriting and other capital raising transactions, strategic advisory engagements and related trading activities in the industries on which we focus represent a significant portion of our businesses. This concentration of activity exposes us to the risk of substantial declines in revenues in the event of downturns in these industries. Future downturns in the industries on which we focus could result in a decrease in the size or number of transactions we complete, which would reduce our investment banking revenues.

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

We have incurred losses in recent periods. For the year ended December 31, 2011, we had a net loss of $49.6 million. We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

We commit our capital to maintain trading positions in the equity, convertible securities, debt and listed options markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may materially affect our results of operations in a given period. Although, as discussed below, we take measures to manage market risk, we may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

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

Many financial services firms commit their own capital as part of their business activities. For example, in order to win business, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant shareholders, instead of the more traditional marketed underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. We have committed capital in this way, and expect in the future that we will continue to do so from time to time. As a result, we will be subject to risk as we commit capital to facilitate primarily client-driven business and, therefore, may suffer losses even when economic and market conditions are generally favorable for others in the industry.

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

FBRCM and FBRIS, which are U.S. registered broker-dealers, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Furthermore, FBRCM and FBRIS are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to us. As a holding company, we will depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including debt obligations.

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

Secure processing, storage and transmission of confidential and other information in our internal and third-party computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

We may grow our core businesses through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

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

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make merchant banking investments through an affiliate of FBRCM, a registered broker-dealer in the U.S., our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, FINRA and other governmental authorities. As a result, the rules of the SEC, FINRA, and other governmental authorities and self-regulatory organizations may limit our ability to invest in the securities of companies whose securities are underwritten or privately placed by our broker-dealer affiliates.

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

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Furthermore, there is no assurance that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause us significant reputational harm, which could seriously harm our business and prospects. See Part I, Item 4, “Litigation” of this Form 10-K for additional information concerning litigation in which we are involved.

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

Under the provisions of Section 13 of the Worker, Homeownership, and Business Act of 2009, enacted on November 6, 2009, we elected to use a five year carryback period for the domestic federal NOL incurred in 2008. As a result, we do not have any domestic federal NOL carryover that would be subject to limitations of section 382. As of the end of 2011, we had NCL carryovers and certain built-in losses that would be subject to an annual section 382 limitation.

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

As of December 31, 2011, Crestview, directly and indirectly, beneficially owned approximately 19.4% of the outstanding shares of our common stock, including stock options issued to them. We entered into a registration rights agreement with Crestview, dated as of July 20, 2006, with respect to the shares of our common stock beneficially owned by Crestview. The registration rights agreement contains certain demand and piggyback registration rights.

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

We have agreed, subject to the modification described below, to pay Crestview Advisors, L.L.C., an affiliate of Crestview, a $1.0 million annual strategic advisory fee and reimburse Crestview Advisors, L.L.C. for reasonable out-of-pocket expenses in exchange for ongoing strategic advice and assistance. This fee is payable for as long as Crestview beneficially owns at least 50% of the shares of our common stock that the Crestview affiliates purchased in our 2006 private offering. In September 2008, we granted Crestview Advisors, L.L.C. options to purchase 502,268 shares of our common stock at a price of $5.30 per share in lieu of cash payments for the strategic advisory fee for the period from October 1, 2008 through December 31, 2009. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. Based on Crestview’s election, in June 2011 and 2010, the Company issued 168,067 and 153,846, respectively, such options to Crestview Advisors, L.L.C. valued at $0.2 million. The remaining $0.8 million of the 2011 and 2010 strategic advisory fee will be payable in cash. Crestview Advisors, L.L.C. is not required to provide specified services to us or our affiliates, and we cannot assure you that this agreement will result in increased opportunities for any of our businesses or in the establishment of new relationships with potential clients or investors. To the extent that we do not capture the anticipated benefit of these services, our payment obligations under this agreement may impede our growth and negatively impact our operating results.

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

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, FINRA, and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The specific impact of the Dodd-Frank Act on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets, asset management and principal investing segments at that location. We lease with our affiliates six floors of our headquarters building in Arlington, Virginia. We also lease office space with our affiliates in the following locations where we conduct certain portions of our operations as indicated: Boston, Massachusetts (capital markets and asset management); Dallas, Texas (capital markets); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); and San Francisco, California (capital markets). We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818 million. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is currently expected to be complete in June 2012.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (“the Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank’s negative financial condition will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases of Martin J. Fuller v. Imperial Holdings, Inc., et al. and City of Roseville Employees Retirement System v. Imperial Holdings, et al, filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, have been removed to the United States District Court, Southern District of Florida. Subsequently, two additional complaints, alleging substantially identical claims, have been filed in the Southern District of Florida (Sauer v. Imperial Holdings, et al. and Pondick v. Imperial Holdings, et al.) The complaints, alleging claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering will likely be consolidated. Imperial has assumed its contractual obligation to indemnify the underwriters.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Select MarketSM under the symbol “FBRC.” As of February 29, 2012, there were 55,437,873 shares of our common stock outstanding and approximately 27 holders of record. The table below shows the high and low sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$3.09	$1.87
Third Quarter	3.45	2.27
Second Quarter	3.88	3.11
First Quarter	4.13	3.49

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$4.10	$3.14
Third Quarter	3.76	3.13
Second Quarter	4.80	3.33
First Quarter	6.65	4.43

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

Share Repurchases

During 2011, we repurchased 2.1 million shares of our common stock in open market transactions at weighted average share prices of $3.48 per share, for a total cost of $7.3 million. During 2011, we completed two tender offers to repurchase shares of our stock. Pursuant to these modified “Dutch auction” tender offers, we repurchased 6.1 million shares of our common stock at weighted average share prices of $2.55 per share for a total cost, including transaction costs, of $15.9 million. The following table provides information on the Company’s share repurchases during the fourth quarter of 2011:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	—		$—	—	3,316,933
November 1 to November 30, 2011	192,212		2.06	192,212	3,124,721
December 1 to December 31, 2011	4,682	(2)	2.00	—	3,124,721

Total	196,894		$2.06	192,212	3,124,721

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 3,124,721 remains as authorized to be repurchased.
(2)	In December 2011, the Company announced a tender offer to repurchase up to 5,000,000 shares of its stock at a price between $1.80 and $2.00. Pursuant to this tender offer, the Company repurchased 4,682 shares of its common stock at a share of $2.00 per share through a modified “Dutch auction”.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$42,862	$98,768	$121,007	$76,377	$289,545
Advisory	15,284	19,505	17,716	20,573	34,063
Institutional brokerage:
Principal transactions	18,081	22,227	40,271	20,261	10,152
Agency commissions	60,376	77,864	92,864	118,314	104,633
Asset management fees	14,941	14,097	13,244	15,883	23,950
Net investment (loss) income	(9,696)	9,218	1,577	(81,335)	(4,497)
Interest, dividends & other	5,303	4,908	5,806	24,292	27,050

Total revenues	147,151	246,587	292,485	194,365	484,896
Interest expense	—	—	252	12,457	5,337

Revenue, net of interest expense	147,151	246,587	292,233	181,908	479,559

Non-interest expenses:
Compensation and benefits	106,014	182,430	193,017	227,114	287,752
Professional services	12,202	18,529	23,971	34,895	45,303
Business development	12,066	14,936	13,770	30,057	37,356
Clearing and brokerage fees	11,928	13,129	13,945	14,010	12,373
Occupancy and equipment	19,936	25,595	33,655	33,244	33,197
Communications	16,999	20,067	21,304	24,183	22,434
Impairment of goodwill and intangible assets	5,882	—	5,350	—	—
Other operating expenses	12,003	13,563	16,210	16,625	15,868

Total non-interest expenses	197,030	288,249	321,222	380,128	454,283

(Loss) income before income taxes	(49,879)	(41,662)	(28,989)	(198,220)	25,276
Income tax (benefit) provision	(230)	(4,104)	(1,338)	(3,490)	20,032

Net (loss) income	$(49,649)	$(37,558)	$(27,651)	$(194,730)	$5,244

Basic and diluted (loss) earnings per share	$(0.82)	$(0.59)	$(0.46)	$(3.09)	$0.08
Weighted-average shares (in thousands):
Basic	60,841	63,546	60,094	63,056	64,123
Diluted	60,841	63,546	60,094	63,056	64,187

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$135,792	$236,077	$275,506	$207,801	$383,558
Mortgage-backed securities, at fair value	—	—	—	454,339	—
Financial instruments owned, at fair value	100,634	86,400	104,124	31,209	57,496
Other investment, at cost	25,744	45,224	33,974	27,919	45,637
Due from brokers, dealers, and clearing organizations	6,048	15,463	96,477	—	—
Other	29,865	48,303	46,244	79,101	122,041

Total assets	$298,083	$431,467	$556,325	$800,369	$608,732

Liabilities:
Securities sold but not yet purchased, at fair value	$35,496	$55,444	$51,669	$8,325	$206
Repurchase agreements	—	—	—	416,037	—
Accounts payable and other liabilities	31,040	77,209	94,989	69,271	94,274
Due to brokers, dealers, and clearing organizations	6,250	7,323	90,168	3,009	7,512

Total liabilities	72,786	139,976	236,826	496,642	101,992

Shareholders’ equity	225,297	291,491	319,499	303,727	506,740

Total liabilities and shareholders’ equity	$298,083	$431,467	$556,325	$800,369	$608,732

	Year ended December 31,
	2011	2010	2009	2008	2007
Statistical Data:
Total employees(1)	295	501	595	568	758
Net revenue per employee(2)	$362	$450	$503	$274	$657
Compensation and benefits expense as a percentage of net revenues	72%	74%	66%	125%	60%

(1)	As of end of the period reported
(2)	Based on average of employees as of the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through our principal operating subsidiaries, FBR Capital Markets & Co. (“FBRCM”) and FBR Fund Advisers, Inc. (“FBR Fund Advisers”), an SEC-registered investment adviser, we have focused our business on providing:

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

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications (“TMT”).

On the asset management side of our business, through FBR Fund Advisers, we provide clients with a range of investment choices through The FBR Funds, a family of mutual funds. As of December 31, 2011, we had $1.7 billion in mutual fund assets under management.

Our business is comprised of three separate segments: capital markets, which includes investment banking and institutional brokerage (including institutional sales and trading and research); asset management; and principal investing (including merchant banking).

Business Environment

The capital markets have been affected by the global economic challenges facing the U.S. and many nations in the Eurozone and instability in investor confidence. Weak flows into equity mutual funds, a reticence among investors to put capital at risk through new investments, and a decrease in trading volumes for both equity and fixed income securities resulted in high volatility in the capital markets and significantly diminished volume of equity capital markets activity in the second half of 2011. Despite these challenges, the beginning of 2012 has seen a recovery in U.S. equity markets, and issuers’ demand for raising capital continues to grow as evidenced by an increase in registrations for public equity offerings. There remains a fair amount of uncertainty in the timing and execution of these transactions in future periods, as the outlook for the remainder of 2012 is still unclear and marked by significant risks, including; high levels of unemployment, the overhang of foreclosed and unsold homes, world-wide sovereign debt challenges and political instability in many regions around the world.

Executive Summary

For the year ended December 31, 2011, our total net revenues were $147.2 million with a net loss of $49.6 million, compared to total net revenues of $246.6 million and a net loss of $37.6 million for the year ended December 31, 2010. For the year ended December 31, 2009, our total revenues, net of interest expense, were $292.2 million and our net loss was $27.7 million.

The increase in our net loss in 2011 as compared to 2010 is primarily the result of reduced revenues from investment banking and institutional brokerage activities and the net investment loss recognized in our principal investment segment. The impact of these reduced revenues was partially offset by steps the Company has taken to reduce fixed costs and changes made to the Company’s variable compensation programs. The reduction in our revenues during 2011 reflects the difficult domestic equity market environment, particularly during the second half of the year when our total revenues decreased 52% as compared to the first half of 2011. In response to these conditions, in the fourth quarter of 2011 we implemented a restructuring plan intended to reduce our fixed expenses by 35%, principally through headcount reduction. Our 2011 net loss includes $4.1 million of severance and restructuring-related costs and a $5.9 million goodwill impairment charge recorded as a result of the Company’s annual assessment of goodwill. This impairment was the result of various factors, including the significant decline in revenues during the second half of 2011, the restructuring plan noted above and the length of time the Company’s market capitalization has been below its carrying value.

While we have made significant changes to our headcount over the past two years, we do not believe that these actions have changed the fundamental composition or strength of our franchise. Rather, we believe that the changes to our cost structure better position the Company to perform in the different types of markets that we have experienced since the financial crisis began in 2008. In addition, we continue to maintain a strong liquid and transparent balance sheet with high levels of capital. As of December 31, 2011 we had $136 million in cash and no debt.

The following is an analysis of our operating results by segment for the years ended December 31, 2011, 2010 and 2009.

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

	For the year ended December 31,
	2011	2010	2009
Revenues, net of interest expense:
Investment banking	$58,146	$118,273	$138,723
Institutional brokerage	78,457	100,091	132,629
Net interest income, dividends, and other	3,237	2,102	1,358

Total	139,840	220,466	272,710

Operating Expenses:
Variable	40,766	95,429	116,159
Fixed	135,049	173,354	176,103
Impairment of goodwill	5,882	—	—

Total(1)	181,697	268,783	292,262

Pre-tax loss	$(41,857)	$(48,317)	$(19,552)

(1)	For the years ended December 31, 2011, 2010, and 2009, total operating expenses includes the allocation of corporate overhead costs of $33,778, $46,305, and $55,213, respectively.

The pre-tax loss from our capital markets segment decreased to $41.9 million in 2011 from $48.3 million in 2010 despite a decrease in revenues of $80.6 million or 37% in 2011. This decrease in pre-tax loss was attributable to a decrease in both variable and fixed costs, partially offset by the goodwill impairment charge in 2011 that isn’t comparable to 2010. Variable expenses decreased $54.7 million, or 57.3%, in 2011 reflecting a decrease in variable compensation and costs related to investment banking transactions. The decrease in variable compensation was attributable to a reduction in employees since the end of the third quarter of 2010, changes made to our variable compensation programs in 2011 and the reduction in net revenues as compared to 2010. The decrease in costs related to investment banking transactions in 2011 was directly related to the decrease in transaction volumes in 2011. Fixed expenses decreased $38.3 million, or 22.1%, in 2011. This decrease was attributable to both the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $60.2 million to $58.1 million in 2011 from $118.3 million in 2010. The lower volume of capital raising revenue for 2011 is representative of an industry-wide decrease in equity capital raising activity due to continued economic challenges affecting investor confidence and volatility in the capital markets. The results in 2010 include fees earned from a private placement that in-total raised in excess of $1.2 billion of equity capital. There were no comparable transactions in 2011.

Our institutional brokerage revenues decreased $21.6 million to $78.5 million in 2011 from $100.1 million in 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during 2011 and a decrease in principal transaction revenues from our convertible and credit desks.

The pre-tax loss from our capital markets segment increased $28.7 million to $48.3 million in 2010 from $19.6 million in 2009. This increase was primarily attributable to a decrease in institutional brokerage and investment banking revenues offset partially by a decrease in both variable and fixed costs. Institutional brokerage sales and trading revenues decreased $32.5 million as a result of reduced trading volumes industry-wide in equity and convertible markets during 2010.

Our investment banking revenues decreased $20.4 million to $118.3 million in 2010 from $138.7 million in 2009. This decrease was primarily attributable to our completion of a lower volume of sole-managed private placements in 2010 as compared to 2009. Our results for 2010 included the realization of $16.1 million of contingent revenue related to two capital raising transactions completed in 2009. During 2009, we completed three significant sole-managed private placement transactions raising approximately $2.0 billion for our clients associated with the recapitalization of the banking industry. While banking recapitalization transactions decreased during 2010, we partially offset this decrease by completing private placement transactions in the airline leasing, energy and diversified industrials industries.

Variable expenses in our capital markets segment decreased $20.7 million, or 17.8% in 2010, as a result of a comparable decrease in net revenues. This decrease was comprised primarily of a decrease in variable compensation of $21.4 million as well as clearing costs related to the decrease in trading volume. This decrease was partially offset by an increase in investment banking transaction costs due to the nature of certain transactions executed during the current year. Fixed expenses decreased $2.7 million, or 1.6% in 2010, which was attributable to a reduction in non-compensation costs of $12.6 million resulting from cost reduction initiatives including a decrease in leased office space and other costs directly attributable to the number of employees. These decreases were partially offset by severance charges of $6.0 million and a $1.1 million impairment charge related to leasehold improvements for office space that had been subleased to a third party.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 6.3% to $1.7 billion at December 31, 2011from $1.6 billion at December 31, 2010. Our mutual fund assets under management increased 23.1% to $1.6 billion at December 31, 2010 from $1.3 billion at December 31, 2009. The increase in 2011of mutual fund assets under management is primarily the result of net inflows of $62.7 million, as well as a 2% increase in market value. The following tables provide a summary of our results within the asset management segment (dollars in thousands).

	For the year ended December 31,
	2011	2010	2009
Revenues, net of interest expense:
Asset management fees	$14,941	$14,097	$13,244
Net interest income and other	(14)	88	525

Total	14,927	14,185	13,769

Operating Expenses:
Variable	6,596	7,118	8,839
Fixed	8,373	9,908	13,027
Impairment of intangible assets	—	—	5,350

Total(1)	14,969	17,026	27,216

Pre-tax loss	$(42)	$(2,841)	$(13,447)

(1)	For the years ended December 31, 2011, 2010, and 2009, total operating expenses includes the allocation of corporate overhead costs of $1,494, $2,772, and $2,703, respectively.

The pre-tax loss from our asset management segment decreased to $0.04 million in 2011 from $2.8 million in 2010. The decrease in pre-tax loss was attributable to an increase in asset management fees as a result of an increase in our average assets under management during 2011 as compared to 2010 as well as a decrease in fixed expenses due to compensation and non-compensation cost reduction initiatives undertaken during the second half of 2010.

The pre-tax loss from our asset management segment decreased to $2.8 million in 2010 compared to a pre-tax loss of $13.4 million in 2009. This decrease was primarily attributable to a $5.4 million impairment of an intangible asset related to the management contract for a money market mutual fund in 2009. The decrease in pre-tax loss was also a result of decreases in both fixed and variable expenses, as well as increased asset management fees. The decreases in fixed and variable expenses were the result of cost reduction initiatives, which included the decision to terminate a sub-advisory agreement related to the FBR Focus Fund in August 2009 and a reduction in employees associated with the elimination of our private client group in May 2009. Fixed expenses for 2010 include $0.4 million of severance. The increase in asset management fees was a direct result of an increase in our average assets under management for year ended December 31, 2010 compared to the prior year.

The following provides details relating to our mutual fund assets under management (dollars in millions):

	December 31, 2011	December 31, 2010
Equity	$1,526.1	$1,470.6
Balanced and fixed income	158.7	112.1

Total	$1,684.8	$1,582.7

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds.

Principal Investing

As of December 31, 2011, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2011	2010	2009
Revenues, net of interest expense:
Net investment income (loss)	$(9,665)	$9,162	$1,577
Net interest income, dividends, and other	2,049	2,774	4,177

Total	(7,616)	11,936	5,754

Operating Expenses:
Variable	6	276	109
Fixed	358	2,164	1,635

Total(1)	364	2,440	1,744

Pre-tax (loss) income	$(7,980)	$9,496	$4,010

(1)	Substantially all of the operating expense for the years ending December 31, 2011, 2010, and 2009 represent allocated corporate overhead and other allocated costs.

The following table details the components of net investment income/loss for the periods (dollars in thousands):

	For the year ended December 31,
	2011	2010	2009
Income (loss) on merchant banking and other equity investments and investment funds	$(2,104)	$9,162	$3,079
Other-than-temporary impairment losses on merchant banking and other equity investments	(7,561)	—	—
Realized loss on sales of mortgage-backed securities	—	—	(1,502)

Total	$(9,665)	$9,162	$1,577

The pre-tax loss from our principal investing segment was $8.0 million in 2011 compared to pre-tax income of $9.5 million in 2010. The pre-tax loss in 2011 was primarily attributable to other-than-temporary impairment losses of $7.6 million related to two equity investments recognized in the second and fourth quarters of 2011 due to the severity of the decline in fair value of these investments below our cost basis. In addition, our 2011 results include $5.9 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and settlement of derivatives held for investment purposes in 2011. Net interest income, dividends and other also decreased $0.7 million during 2011 due to a reduction in dividend income as compared to 2010.

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

Investments

The total value of our investment portfolio was $52.1 million as of December 31, 2011. Of this total, $25.7 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $25.3 million was held in marketable equity securities and $1.1 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of December 31, 2011 (dollars in thousands):

	December 31, 2011
	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
NBH Holdings Corp.(1)	1,049,906	$20,472
North American Financial Holdings, Inc.(1)	257,499	4,955
Institutional Financial Markets, Inc. (Note)	n/a	317

Total		$25,744
Marketable equity securities, at fair value		25,272
Investment funds, at fair value		1,107

Total investments		$52,123

(1)	As of December 31, 2011, these shares represent investments in non-public securities in which the sale of these shares was subject to restrictive covenants.

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

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the industries in which we focus our efforts. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales, and trading staff. Principal brokerage transactions are dependent on these same factors and on trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the capital on which our base management fees are calculated. Our asset management funds are subject to market risk in the markets in which they would seek to sell or buy financial instruments. Accordingly, our revenues in these areas have fluctuated in the past, and we anticipate that they are likely to continue to fluctuate in the future, based on these factors.

In our principal investing activities, merchant banking and other investments are subject to market risk, as well as, any number of specific additional risks related to each investment. As a result, net investment income and dividends generated from these investments will vary and cannot be accurately predicted. Also, during the quarter ended March 31, 2009, our principal investing revenues included the results of mortgage-backed securities that were financed by repurchase agreement borrowings were subject to market risk and risks related to the terms and conditions of the financing agreements. During the first quarter of 2009, we sold our remaining leveraged mortgage-backed securities and retired the related repurchase agreement borrowings used to finance these securities.

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

Asset Management

We receive asset management revenue in our capacity as the investment manager and administrator to The FBR Funds, a family of mutual funds. In addition, we include revenues for 12b-1 fees related to the distribution of our mutual funds.

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity securities and mortgage-backed securities, impairment losses related to investments in marketable and non-public equity securities, realized and unrealized gains and losses on investments held at broker-dealer subsidiaries and other investments designated as trading as well as income from investment funds.

We record in net investment income in our statements of operations changes in the net asset value of investment funds, including mutual funds managed by us, in which we have made investments.

Interest, Dividends & Other Income

Interest income and dividends includes amounts earned from positions held on our trading desk and from treasury management investments, which includes interest-bearing accounts and securities and dividends on merchant banking and other equity investments. Other income primarily includes other miscellaneous fees generated from non-core business activities.

Expenses

Interest expense includes the costs of repurchase agreement borrowings.

Compensation and benefits expense includes base salaries, non-cash expenses associated with all stock-based awards granted to employees, and incentive compensation. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, severance charges related to reductions in our workforce are included in this amount.

Professional services expenses include legal fees, primarily associated with investment banking transactions, consulting fees, and recruiting fees. Legal fees associated with investment banking transactions are, to a large extent, variable with revenue.

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

The following table sets forth financial data as a percentage of net revenues.

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Investment banking:
Capital raising	29.1%	40.1%	41.4%
Advisory	10.4%	7.9%	6.1%

Subtotal	39.5%	48.0%	47.5%

Institutional brokerage:
Principal transactions	12.3%	9.0%	13.8%
Agency commissions	41.0%	31.6%	31.8%

Subtotal	53.3%	40.6%	45.6%

Asset management fees	10.2%	5.7%	4.5%
Net investment (loss) income	(6.6)%	3.7%	0.5%
Interest, dividends & other	3.6%	2.0%	2.0%

Total revenues	100.0%	100.0%	100.1%
Interest expense	—	—	0.1%

Revenues, net of interest expense	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	72.0%	74.0%	66.0%
Professional services	8.3%	7.5%	8.2%
Business development	8.2%	6.1%	4.7%
Clearing and brokerage fees	8.1%	5.3%	4.8%
Occupancy and equipment	13.5%	10.4%	11.5%
Communications	11.6%	8.1%	7.3%
Impairment of goodwill and intangible assets	4.0%	—	1.8%
Other operating expenses	8.2%	5.5%	5.6%

Total non-interest expenses	133.9%	116.9%	109.9%

Loss before income taxes	(33.9)%	(16.9)%	(9.9)%

Comparison of the Years Ended December 31, 2011 and 2010

Net loss increased to $49.6 million in 2011 from $37.6 million in 2010. The increase in net loss was primarily the result of the reduction in revenues from investment banking and institutional brokerage and the net investment loss of $9.7 million. Our 2011 results include a goodwill impairment charge of $5.9 million that is not comparable to 2010. Our income tax benefit was $0.2 million in 2011 compared to a tax benefit of $4.1 million in 2010. Our pre-tax loss increased to $49.9 million in 2011 from $41.7 million in 2010.

The pre-tax loss from our capital markets segment decreased to $41.9 million in 2011 from $48.3 million in 2010 despite a decrease in revenues of $80.6 million or 37% in 2011. This decreased loss is attributable to a decrease in variable costs related to the decrease in revenues and a decrease in fixed operating expenses associated with the reduction in headcount during both years offset partially by the goodwill impairment of $5.9 million. The pre-tax loss in our asset management segment decreased to $0.04 million in 2011 from $2.8 million in 2010 due to a reduction in operating expenses, as well as an increase in asset management fees due to increased average assets under management. The pre-tax loss from our principal investing segment was $8.0 million during 2011 compared to pre-tax income of $9.5 million during 2010. The results for 2011 reflect other than temporary impairment losses from two merchant banking investments and unrealized losses on trading securities held for investment purposes, partially offset by gains on the sale of certain investments.

Revenues

Our net revenues decreased 40.3% to $147.2 million during 2011 from $246.6 million during 2010 due to the changes in revenues discussed below.

Capital raising revenues decreased 56.6% to $42.9 million in 2011 from $98.8 million in 2010. The decrease was attributable to a decrease in sole managed private placements. Our revenues from private placements during 2011 were $26.3 million compared to $79.6 million in 2010. The lower volume of capital raising revenue in 2011 is representative of an industry-wide decrease in equity capital raising activity due to continued economic challenges affecting investor confidence and volatility in the capital markets.

Advisory revenues decreased 21.5% to $15.3 million in 2011 from $19.5 million generated in 2010. We completed 14 assignments in 2011 as compared to 20 assignments in 2010.

Institutional brokerage revenues from agency commissions and principal transactions decreased 21.6% to $78.5 million in 2011 from $100.1 million in 2010. The decrease was primarily a result of a decrease in overall industry-wide equity trading volume during 2011 and a decrease in principal transaction revenues from our convertible and credit desks.

Asset management fees increased 5.7% to $14.9 million in 2011 from $14.1 million in 2010. The increase was primarily attributable to an increase in average mutual fund assets under management. Our mutual fund assets under management increased 6.3% to $1.7 billion at December 31, 2011from $1.6 billion at December 31, 2010. The increase in 2011of mutual fund assets under management is primarily the result of net inflows of $62.7 million, as well as a 2% increase in market value.

Net investment loss was $9.7 million in 2011 compared to income of $9.2 million in 2010. Net investment loss for 2011 was due to other-than-temporary impairment losses of $7.6 million related to two equity investments, $5.9 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and the settlement of derivatives held for investment purposes during 2011. Net investment income for 2010 consisted of income from investment funds due to fund performance and the sale of certain merchant banking investments, partially offset by losses on short positions in certain exchange-traded funds that were intended to hedge the fund investments.

Net interest income, dividends and other revenues increased 8.2% to $5.3 million in 2011 from $4.9 million in 2010. This increase is primarily attributable to an increase in interest income from our convertible and credit securities positions as a result of an increase in the average balance held on our trading desks for 2011 as compared to 2010.

Expenses

Total non-interest expenses decreased 31.6% to $197.0 million in 2011 from $288.2 million in 2010. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 41.9% to $106.0 million in 2011 from $182.4 million in 2010. Variable compensation decreased $49.1 million due to a decrease in net revenues, a reduction in headcount since third quarter 2010 and changes in our variable compensation programs in 2011. Fixed compensation decreased $27.3 million due to the reduction in headcount previously noted and a reduction in stock compensation expense reflecting a decrease in stock-based awards over the past two years. As a result of the reduction in headcount in 2011 and 2010, we have incurred severance charges of $4.7 million and $6.5 million, respectively.

Professional services expenses decreased 34.1% to $12.2 million in 2011 from $18.5 million in 2010 primarily due to decreased expenses related to investment banking transactions in 2011 as compared to 2010. Also contributing to the decrease were lower costs related to recruiting, legal and consulting fees.

Business development expenses decreased 18.8% to $12.1 million in 2011 from $14.9 million in 2010. This decrease is primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 9.2% to $11.9 million in 2011 from $13.1 million in 2010. This decrease is primarily the result of a lower volume of trading activity, particularly related to our equity trading desk.

Occupancy and equipment expenses decreased 22.3% to $19.9 million in 2011 from $25.6 million in 2010. The decrease in occupancy costs was primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space. In addition, we incurred a $1.0 million charge in 2011 associated with the consolidation of office space in our Arlington headquarters. This charge is comparable to a $1.1 million charge in 2010 associated with the reduction in leased space in our London office.

Communications expenses decreased 15.4% to $17.0 million in 2011 from $20.1 million in 2010. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our headcount.

In our annual assessment of goodwill as of December 31, 2011, as discussed in Note 7. Goodwill and Intangible Assets included in our financial statements attached to this Form 10-K, the Company determined that an impairment to goodwill was necessary. The impairment was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the decline in revenues and uncertain market conditions. Based on that assessment, the Company determined that the asset was fully impaired. During 2011, we recognized an impairment to goodwill of $5.9 million.

Other operating expenses decreased 11.8% to $12.0 million in 2011 from $13.6 million in 2010. The decrease in expenses is primarily due to a decrease in license and registration fees as a result of the reduction in our headcount as well as reductions in our corporate insurance costs and printing, postage and office supplies.

Our income tax benefit decreased to $0.2 million in 2011 from $4.1 million in 2010 due to the change in pre-tax income and impact of the valuation allowance related to tax benefits attributable to losses that are not realizable through loss carrybacks. The income tax benefits for 2010 included the tax benefits realized from utilization of $3.2 million of federal net operating losses. Our effective tax rate was 0.5% in 2011 as compared to 9.8% in 2010. In addition to the effects of the valuation allowance, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”) as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. Without these and other discrete items, our effective income tax rate would have been 38.4% and 36.4%, respectively, for the years ended December 31, 2011 and 2010.

At December 31, 2011, our net deferred tax assets totaled $102.0 million. We have established a full valuation allowance against these deferred tax assets based on the criteria in ASC 740, “Income Taxes” (“ASC 740”).

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

Compensation and benefits expenses decreased 5.5% to $182.4 million in 2010 from $193.0 million in 2009. This decrease is primarily attributable to a decrease in variable compensation of $20.6 million as a result of a decrease in net revenues in our capital markets segment. This decrease is partially offset by severance costs of $6.5 million relating to headcount reductions.

Professional services expenses decreased 22.9% to $18.5 million in 2010 from $24.0 million in 2009 primarily due to decreased expenses related to corporate legal costs and consultant fees. Also contributing to the decrease, is the reduction in sub-advisory fees related to our management of mutual funds as a result of our termination of the sub-advisory agreement related to the FBR Focus Fund in August 2009. Partially offsetting these decreases was an increase in expenses related to investment banking transactions in 2010 as compared to 2009 due to the nature of certain transactions executed during 2010.

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

Communications expenses decreased 5.6% to $20.1 million in 2010 from $21.3 million in 2009. The decrease in these expenses is primarily due to the effects of cost reduction initiatives during 2010 and decreased costs related to market data and customer trading services.

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

At December 31, 2010, our net deferred tax assets totaled $88.4 million. We have established a full valuation allowance against these deferred tax assets based on the criteria in ASC 740. We reflect a net deferred tax liability of $0.2 million related to an indefinite-lived intangible which cannot serve as a source of future income for determination of our valuation allowance.

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

Cash Flows

As of December 31, 2011, our cash and cash equivalents totaled $135.8 million representing a net decrease of $100.3 million for the year ended December 31, 2011. The decrease is attributable to $65.5 million of cash used in operating activities, $12.3 million of cash used in investing activities and $22.5 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $65.5 million during 2011, compares to $33.4 million of cash used in operating activities during 2010. The cash used in operating activities for 2011 reflects net operating losses, an increase in our capital invested in net long positions on our trading desks, and payment of previously accrued compensation associated with our 2010 operating results. For 2010, the cash used in operating activities reflected the net operating losses incurred over that period and our payment of previously accrued compensation associated with our 2009 operating results partially offset by decreased capital invested in our net long positions on our trading desks.

Net cash used in investing activities of $12.3 million during 2011 compares to net cash provided by investing activities of $7.7 million during 2010, reflecting the difference in investing activity during the periods. The activity for both periods reflects the purchase and sale of certain equity securities held for investment purposes. Also, the 2011 activity includes the settlement of derivatives held for investment purposes.

Net cash used in financing activities of $22.5 million during 2011, compares to net cash used in financing activities of $13.7 million during 2010. The 2011 and 2010 activity primarily represents the repurchase of 8.2 million and 3.2 million shares of our common stock, respectively. Of the activity during 2011, 2.1 million shares were repurchased through open market transactions for $7.3 million and the remaining 6.1 million shares were repurchased as part of two modified “Dutch auction” tender offers for an aggregate purchase price, including transaction costs, of $15.9 million. The 2010 share repurchases were made in open market transactions at a cost of $15.9 million.

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

Net cash used in operating activities of $33.4 million during 2010, compares to net cash provided by operating activities of $9.3 million during 2009. The cash used in operating activities for 2010 reflects net operating losses and our payment of previously accrued compensation associated with prior year operating results partially offset by decreased capital investment in our net long positions.

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

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $135.8 million at December 31, 2011) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2011, we had no outstanding borrowings.

Assets

As of December 31, 2011, our principal assets consisted of cash and cash equivalents, receivables, trading securities and investments. As of December 31, 2011 and December 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $135.8 million and $236.1 million, respectively.

The decrease in our total assets to $298.1 million as of December 31, 2011 compared to $431.5 million as of December 31, 2010, was primarily the result of a $100.3 million decrease in cash and cash equivalents discussed previously, a $20.5 million decrease in receivables, and the full impairment of our goodwill balance of $5.9 million.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. A decrease in unsettled trades outstanding associated with these activities was the primary reason for the decrease in the receivable from and corresponding payable to brokers, dealers and clearing organizations. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $5.0 million and $6.3 million, respectively, as of December 31, 2011 compared to $11.4 million and $7.3 million, respectively, as of December 31, 2010. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of December 31, 2011, our $52.1 million of investments primarily consisted of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBRCM, our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2011, FBRCM had total regulatory net capital of $57.0 million, which exceeded its required net capital of $3.8 million by $53.2 million. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During 2011, we repurchased 2.1 million shares of our common stock in open market transactions at weighted average share prices of $3.48 per share, for a total cost of $7.3 million. As of December 31, 2011, we have a remaining authority to repurchase up to 3.1 million additional shares.

During 2011, we completed two tender offers to repurchase shares of our stock. Pursuant to these modified “Dutch auction” tender offers, we repurchased 6.1 million shares of our common stock at weighted average share prices of $2.55 per share for a total cost, including transaction costs, of $15.9 million.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to an investment partnership that may be called over the next four years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Minimum rental commitments(1)	$9,778	$8,813	$8,363	$2,032	$1,637	$1,935	$32,558
Capital commitments and other(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$9,778	$8,813	$8,363	$2,032	$1,637	$1,935	$32,558

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company has entered into sublease agreements with multiple third parties. For the years ended December 31, 2012, 2013, and 2014, contractual sublease receipts to be received by us are $2.3 million, $2.3 million, and $2.2 million, respectively.
(2)	The table above excludes $0.4 million of uncalled capital commitments to an investment partnership that may be called over the next four years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include reserves for income taxes of $1.6 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at December 31, 2011 was approximately $385 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the year ended December 31, 2011. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the year ended December 31, 2011 was net losses of $21 thousand. Over the same period, the worst one-day trading revenues were net losses of $272 thousand which is less than the $484 thousand daily trading loss implied by the average one-day VaR for the year ended December 31, 2011.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2011. The fair value of the $24.0 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $26.4 million and $21.6 million, respectively, and the fair value of the $51.0 million of other equity investments would increase or decrease to $56.1 million and $45.9 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2011 and December 31, 2010, we have recorded no liabilities with regard to this right. During the year ended December 31, 2011 and 2010, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

The Company determines fair values for the following assets and liabilities:

Equity securities and listed options—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity.

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

As of December 31, 2011, our financial instruments, valued at fair value, classified as Level 1, Level 2, and Level 3 were $47.0 million, $45.3 million, and $8.3 million, respectively. As of December 31, 2011, for financial instruments measured and reported at fair value on a recurring basis and classified within Level 3 were 2.8% of our total assets.

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

Realized gains and losses on sales of non-asset-backed securities are determined using the specific identification method. The Company held mortgage-backed securities for the period ended February 2009, realized gains and losses on these mortgage-backed securities transactions were determined based on average cost.

As of December 31, 2011, we held $25.3 million of investments in marketable equity securities accounted for under ASC 320 and $25.7 million of non-public equity securities held in non-broker dealer subsidiaries. As of December 31, 2011, we evaluated our portfolio of available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairments. Based on this evaluation, we do not consider any of our investments in loss positions to be other-than-temporarily impaired.

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the guidance in ASC 740, it is more likely than not that they will not be realized. Our 2011 tax benefit reflects a full valuation allowance on tax benefits attributable to losses that are not realizable through loss carrybacks. At December 31, 2011, our net deferred tax assets totaled $102.0 million offset by a full valuation allowance.

Intangible Assets

Our intangible assets have consisted of goodwill from a business combination and intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurs that may indicate impairment. The assessment of goodwill is performed at the reporting unit level. In our annual assessment of goodwill as of December 31, 2011, as discussed in Note 7. Goodwill and Intangible Assets included in our financial statements attached to this Form 10-K, the Company determined that an impairment to goodwill was necessary. The impairment was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the decline in revenues and uncertain market conditions. Based on that assessment, the Company determined that the asset was fully impaired. For the year ended December 31, 2011, we recognized an impairment to goodwill of $5.9 million.

The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. The carrying value of intangible assets with finite useful lives was $2.1 million as of December 31, 2011. As of December 31, 2011, there were no significant indicators of impairment relating to the intangible assets with finite useful lives.

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

The information required by Part II, Item 8, of this Form 10-K appears in a subsequent section of this report. See “Index to Audited Consolidated Financial Statements of FBR & Co.” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears on F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2011 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2011 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report on Form 10-K:

1. Financial Statements. The audited consolidated financial statements of FBR & Co. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this report on Form 10-K, including the notes thereto and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, thereon.

2. Financial Statement Schedules. We have not filed any financial statement schedules as part of this report on Form 10-K because these schedules are not required or because the information required to be included in these schedules has been included in the audited consolidated financial statements of FBR & Co. or the notes thereto.

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(15)

3.2	Amended and Restated Bylaws of the Registrant.(16)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.3	Registration Rights Agreement, dated January 26, 2009, between the Registrant and Friedman, Billings, Ramsey Group, Inc.(8)

4.4	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(9)

4.5	Form of Senior Indenture.(11)

4.6	Form of Subordinated Indenture.(11)

4.7	Form of Subscription Agreement by and between FBR Capital Markets Corporation and purchasers of common stock of FBR Capital Markets Corporation in connection with the closing of the transactions contemplated by the Watch Hill Purchase Agreement.(12)

10.1	2006 Long-Term Incentive Plan (as Amended and Restated Effective June 3, 2010).(13)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

10.4	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.6	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

Exhibit Number	Description

10.7	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.8	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.9	Amendment No. 2 to Professional Services Agreement, dated June 14, 2010, between Registrant and Crestview Advisors, L.L.C.(14)

10.10	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.11	2007 Employee Stock Purchase Plan, amended as of June 1, 2011.(2)†

10.12	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.13	Description of the Registrant’s 2008 Incentive Compensation Program.(4)†

10.14	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.15	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.16	Form of Amendment to Original 2008 Performance RSU Award Agreement.(6)†

10.17	Form of August 2008 Performance RSU Award Agreement.(6)†

10.18	Form of Stock Option Agreement.(6)†

10.19	Form of Restrictive Covenant Agreement.(6)†

10.20	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.21	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.22	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(9)

10.23	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.24	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.25	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.26	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.27	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.28	Form of LTIP RSU Award Agreement.(10)†

10.29	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.30	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

Exhibit Number	Description

10.31	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(10)†

10.32	FBR & Co. Retention and Incentive Plan (Effective February 8, 2012).(17)†

10.33	Form of Retention and Incentive Plan Award Letter.(17) †

10.34	Form of RSU Award Letter.(17) †

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 8, 2009, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-159415), which was initially filed with the SEC on May 22, 2009, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-161416), which was initially filed with the SEC on August 18, 2009, as amended, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 8, 2010, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 14, 2010, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-175088, which was filed with the SEC on June 23, 2011, and incorporated by reference herein.
(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the Commission on June 23, 2011, and incorporated by reference herein.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the Commission on February 14, 2012, and incorporated by reference herein.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & CO.

Date: March 15, 2012	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RICHARD J. HENDRIX RICHARD J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 15, 2012

/S/ BRADLEY J. WRIGHT BRADLEY J. WRIGHT	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 15, 2012

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 15, 2012

/S/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman and Director	March 15, 2012

/S/ DR. REENA AGGARWAL REENA AGGARWAL	Director	March 15, 2012

/S/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	March 15, 2012

/S/ ADAM J. KLEIN ADAM J. KLEIN	Director	March 15, 2012

/S/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	March 15, 2012

/S/ RALPH S. MICHAEL, III RALPH S. MICHAEL, III	Director	March 15, 2012

/S/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	March 15, 2012

/S/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	March 15, 2012

FBR & Co.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

FBR & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR & Co. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 15, 2012

FBR & Co.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$135,792	$236,077
Receivables:
Due from brokers, dealers and clearing organizations	6,048	15,463
Customers	3,937	10,280
Other	6,854	11,635
Financial instruments owned, at fair value	100,634	86,400
Other investments, at cost	25,744	45,224
Goodwill	—	5,882
Intangible assets, net	2,121	2,583
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	6,162	9,741
Prepaid expenses and other assets	10,791	8,182

Total assets	$298,083	$431,467

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$35,496	$55,444
Accrued compensation and benefits	15,760	53,305
Accounts payable, accrued expenses and other liabilities	15,280	23,904
Due to brokers, dealers and clearing organizations	6,250	7,323

Total liabilities	72,786	139,976

Commitments and Contingencies (Note 11)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 54,981,135 and 61,717,837 shares issued and outstanding, respectively	55	62
Additional paid-in capital	413,224	424,641
Employee stock loan receivable, including accrued interest (103,450 and 115,950 shares, respectively)	(673)	(706)
Restricted stock units	29,013	34,239
Accumulated other comprehensive income (loss), net of taxes	19	(53)
Accumulated deficit	(216,341)	(166,692)

Total shareholders’ equity	225,297	291,491

Total liabilities and shareholders’ equity	$298,083	$431,467

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Investment banking:
Capital raising	$42,862	$98,768	$121,007
Advisory	15,284	19,505	17,716
Institutional brokerage:
Principal transactions	18,081	22,227	40,271
Agency commissions	60,376	77,864	92,864
Asset management fees	14,941	14,097	13,244
Net investment (loss) income	(9,696)	9,218	1,577
Interest income, dividends, and other	5,303	4,908	5,806

Total revenues	147,151	246,587	292,485
Interest expense	—	—	252

Revenues, net of interest expense	147,151	246,587	292,233

Non-Interest Expenses:
Compensation and benefits	106,014	182,430	193,017
Professional services	12,202	18,529	23,971
Business development	12,066	14,936	13,770
Clearing and brokerage fees	11,928	13,129	13,945
Occupancy and equipment	19,936	25,595	33,655
Communications	16,999	20,067	21,304
Impairment of goodwill and intangible assets	5,882	—	5,350
Other operating expenses	12,003	13,563	16,210

Total non-interest expenses	197,030	288,249	321,222

Loss before income taxes	(49,879)	(41,662)	(28,989)
Income tax benefit	(230)	(4,104)	(1,338)

Net loss	$(49,649)	$(37,558)	$(27,651)

Basic and diluted loss per share	$(0.82)	$(0.59)	$(0.46)

Basic and diluted weighted average shares outstanding (in thousands)	60,841	63,546	60,094

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balances at December 31, 2008	59,792	$60	$396,059	$9,309	$—	$(218)	$(101,483)	$303,727

Net loss	—	—	—	—	—	—	(27,651)	(27,651)	$(27,651)
Contribution from FBR TRS Holdings, Inc.	—	—	34	—	—	—	—	34
Issuance of common stock, net of forfeitures	20,940	21	100,852	(1,540)	(391)	—	—	98,942
Repurchase of common stock	(16,667)	(17)	(73,455)	—	—	—	—	(73,472)
Stock compensation expense for options granted to purchase common stock	—	—	5,562	—	—	—	—	5,562
Issuance of restricted stock units	—	—	—	12,210	—	—	—	12,210
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	147	—	147	147

Comprehensive loss									$(27,504)

Balances at December 31, 2009	64,065	$64	$429,052	$19,979	$(391)	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(37,558)	(37,558)	$(37,558)
Issuance of common stock, net of forfeitures	850	1	6,655	(4,453)	(315)	—	—	1,888
Repurchase of common stock	(3,197)	(3)	(15,902)	—	—	—	—	(15,905)
Stock compensation expense for options granted to purchase common stock	—	—	4,836	—	—	—	—	4,836
Issuance of restricted stock units	—	—	—	18,713	—	—	—	18,713
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	18	—	18	18

Comprehensive loss									$(37,540)

Balances at December 31, 2010	61,718	$62	$424,641	$34,239	$(706)	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(49,649)	(49,649)	$(49,649)
Issuance of common stock, net of forfeitures	1,507	1	10,242	(12,070)	33	—	—	(1,794)
Repurchase of common stock	(8,242)	(8)	(23,230)	—	—	—	—	(23,238)
Stock compensation expense for options granted to purchase common stock	—	—	1,571	—	—	—	—	1,571
Issuance of restricted stock units	—	—	—	6,844	—	—	—	6,844
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	72	—	72	72

Comprehensive loss									$(49,577)

Balances at December 31, 2011	54,981	$55	$413,224	$29,013	$(673)	$19	$(216,341)	$225,297

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(49,649)	$(37,558)	$(27,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	4,023	7,471	10,983
Income tax provision—deferred	(213)	149	356
Net investment loss (income) from investments and mortgage-backed securities.	9,696	(9,218)	(1,577)
Stock compensation	8,096	20,237	20,200
Impairment of goodwill and intangible assets	5,882	—	5,350
Securities received in lieu of cash	—	(14,068)	—
Other	1,968	1,955	1,704
Changes in operating assets
Receivables
Brokers, dealers and clearing organizations	9,415	81,014	(96,476)
Customers	5,622	(4,821)	(3,573)
Affiliates	619	36	2,506
Interest, dividends and other	4,166	(2,137)	17,108
Trading account securities	6,536	12,708	(76,525)
Prepaid expenses and other assets	(2,396)	(1,434)	7,167
Changes in operating liabilities
Trading account securities sold but not yet purchased	(19,948)	11,331	35,788
Accounts payable, accrued expenses and other liabilities	(11,737)	(1,488)	(4,495)
Accrued compensation and benefits	(36,537)	(14,770)	31,282
Brokers, dealers and clearing organizations	(1,073)	(82,845)	87,159

Net cash (used in) provided by operating activities	(65,530)	(33,438)	9,306

Cash flows from investing activities
Purchases of investment securities and other investments	(35,353)	(32,855)	(10,150)
Proceeds from sales of and distributions from investments	27,856	51,672	12,009
Settlement of derivatives held for investment purposes	(3,472)	—	—
Purchases of furniture, equipment, software, and leasehold improvements	(1,304)	(2,777)	(1,336)
Securities sold but not yet purchased, net	—	(7,812)	5,933
Acquisition of net assets	—	(488)	(3,311)
Proceeds from sales of mortgage-backed securities	—	—	450,396
Receipt of principal payments on mortgage-backed securities	—	—	2,441

Net cash (used in) provided by investing activities	(12,273)	7,740	455,982

Cash flows from financing activities
Repurchases of common stock	(23,238)	(15,905)	(73,472)
Proceeds from sales of common stock	696	2,140	91,926
Proceeds from repayment of employee stock purchase plan.	60	34	—
(Repayment of) proceeds from repurchase agreements, net	—	—	(416,037)

Net cash used in financing activities	(22,482)	(13,731)	(397,583)

Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(100,285)	(39,429)	67,705
Cash and cash equivalents, beginning of period	236,077	275,506	207,801

Cash and cash equivalents, end of period	$135,792	$236,077	$275,506

Supplemental cash flows disclosures
Income tax payments	$138	$5,077	$25
Interest payments	—	—	255
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$—	$14,068	$—

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR & Co., formerly known as FBR Capital Markets Corporation (the “Company”), a Virginia corporation, is a holding Company of which the principal operating companies are FBR Capital Markets & Co. (“FBRCM”), FBR Capital Markets LT, Inc. (“FBRLT”), FBR Fund Advisers, Inc. (“FBRFA”), FBR Investment Services, Inc. (“FBRIS”) and FBR Capital Markets PT, Inc. (“FBRPT”).

FBRCM is an SEC-registered broker-dealer and member of Financial Industry Regulatory Authority Inc. (“FINRA”). FBRCM acts as an introducing broker and forwards all transactions to a clearing broker on a fully disclosed basis. FBRCM does not hold funds or securities for, nor owe funds or securities to, customers. In addition, FBRCM provides capital raising and advisory services. The Company conducts its syndicated loan trading activity at FBRLT.

FBRFA is an SEC-registered investment adviser that manages The FBR Funds, a family of mutual funds. FBRIS, an SEC-registered broker-dealer and member of FINRA, is the Distributor of The FBR Funds.

FBRPT holds and manages the Company’s portfolio of investments which includes certain merchant banking investments.

Prior to December 2011, the Company’s subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRIL and terminate FBRIL’s registration with the FSA. Subsequent to these actions, subject to regulatory limitations, institutional brokerage and investment banking activity with European clients is conducted by FBRCM.

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

Nature of Operations

The Company’s principal business activities, including capital raising, securities sales and trading, merger, acquisition and advisory services, proprietary investments, and asset management services, are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the following industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications (“TMT”) sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking and fees from asset management are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues may vary significantly from period-to-period and year-to-year.

In the fourth quarter of 2011, in response to adverse market conditions, the Company implemented a restructuring plan intended to reduce fixed costs by approximately 35%, principally through headcount reduction. In connection with the restructuring plan, the Company reduced its headcount by 30% as compared to September 30, 2011. The Company incurred cash severance charges related to these actions of $3,496. The Company believes that these actions will not change the fundamental composition or strength of its franchise.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2011, 2010 and 2009 investment banking revenue accounted for 39.5%, 48.0% and 47.5%, respectively, of the Company’s revenues, net of interest expense.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although, the Company bases its estimates and assumptions on historical experience and market information (when available) and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2011 and 2010, approximately 48% and 38%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

The Company determines fair values for the following assets and liabilities:

Equity securities and listed options—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$135,792	$135,792	$236,077	$236,077
Non-interest bearing receivables	10,791	10,791	21,915	21,915
Financial instruments owned, at fair value	100,634	100,634	86,400	86,400
Other investments, at cost	25,744	21,622	45,224	45,224
Financial liabilities
Securities sold but not yet purchased, at fair value	35,496	35,496	55,444	55,444

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

Realized gains and losses on sales of equity securities are determined using the specific identification method. The Company held mortgage-backed securities during the year ended December 31, 2008 and through the period ended February 2009, realized gains and losses on these mortgage-backed securities transactions were determined based on average cost.

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

The Company’s investments in proprietary investment funds includes mutual funds, private equity and fund of funds. These investments are comprised of registered and non-registered investment companies that report NAV to investors representing the fair value of the underlying investments held by the funds. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the statement of operations.

The private investment funds are non-registered investment companies that record their investments in securities at fair value. Investments of these funds may include securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. Based on the terms and conditions of the Company’s agreements with its clearing broker, the amount receivable from the clearing broker represents proceeds from unsettled securities sold less amounts payable for unsettled securities purchased by the Company. The amounts payable are collateralized by securities owned by the Company. In addition, these balances include unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets.

Intangible Assets

The Company’s intangible assets consist of goodwill and intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurs that may indicate impairment. The assessment of goodwill is performed at the reporting unit level. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. See Note 7 regarding the Company’s current year assessment of goodwill and the resulting $5,882 impairment charge recorded during the year ended December 31, 2011.

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

Investment Banking Revenues

Capital raising revenues represent fees earned from private placements and from public offerings of securities in which the Company acts as placement agent or underwriter. These revenues consist of selling concessions, underwriting fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the private placement or underwriting is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are deferred and recognized as revenue over the service period.

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

Asset Management Revenues

The Company receives fees for the management, administration, and distribution of mutual funds based upon the amount of assets under management. This revenue is recognized over the period in which services are performed and is recorded in asset management fees in the Company’s statement of operations.

Compensation and Benefits

Compensation and benefits includes base salaries, incentive compensation, stock-based compensation, employee benefit costs, and employer taxes. Incentive compensation is a significant component of compensation expense and is accrued based on the Company’s performance and the contribution of key business units, in certain limited cases, using pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis. The Company recognizes stock-based compensation expense in the statement of operations based on the grant-date fair value of awards of equity instruments issued to employees. The expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture rate for awards on the date of grant.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the years ended December 31, 2011, 2010 and 2009, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	60,841	60,841	63,546	63,546	60,094	60,094
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	60,841	60,841	63,546	63,546	60,094	60,094

Net loss applicable to common stock	$(49,649)	$(49,649)	$(37,558)	$(37,558)	$(27,651)	$(27,651)

Loss per common share	$(0.82)	$(0.82)	$(0.59)	$(0.59)	$(0.46)	$(0.46)

The following table present the number of antidilutive stock options, unvested restricted stock and RSUs for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Stock Options—Employees and directors	7,069	7,979	7,477
Stock Options—Non-employee	3,424	3,256	3,102
Restricted Stock, unvested	265	658	1,361
Restricted Stock Units, unvested	5,528	8,231	7,338

Total	16,286	20,124	19,278

Recent Accounting Pronouncements

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

In September 2011, the FASB amended its guidance for goodwill impairment testing. The amendment allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment tests as described by previous guidance. Under the amended guidance an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value is less than the carrying amount. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. However, early adoption is permitted. Adoption of the amended goodwill impairment testing guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB amended its guidance for disclosure of assets and liabilities netted for financial statement purposes. The amendment is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with current standards or subject to an enforceable master netting arrangement or similar agreement. The disclosure enhancements include providing in the notes to the financial statements the gross assets and gross liabilities recognized on the balance sheet, those amounts netted in accordance with current standards, those net positions subject to an enforceable master netting arrangement or similar agreement, and the net positions presented on the balance sheet. This information should be presented in a tabular format. This amendment is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual reporting periods.

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

In connection with the services agreement and the transition services agreement, during the year ended December 31, 2009, the Company’s operating expenses are reported net of $370 representing overhead costs allocated to Arlington Asset.

Corporate Agreement

Under the corporate agreement with Arlington Asset, Arlington Asset agreed to indemnify the Company against claims related to the businesses contributed to the Company prior to the contribution of those businesses in July 2006 and that arose out of actions or events that occurred prior to the contribution. During the year ended December 31, 2009, Arlington Asset incurred costs of $34, net of taxes, pursuant to these indemnification provisions. The Company includes such amounts in its consolidated statements of operations and reflects a corresponding capital contribution from Arlington Asset. This agreement was terminated in connection with the Repurchase Agreement.

Professional Services Agreement

Under the professional services agreement with Crestview, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. If elected, stock options would be issued with a strike price equal to the prevailing market price per share as of the grant date and with an expiration of 4 years. Based on Crestview’s election, in June 2011 and 2010, the Company issued 168,067 and 153,846, respectively, such options to Crestview Advisors, L.L.C. valued at $200. The remaining $800 of the respective 2011 and 2010 strategic advisory fees were paid in cash. During the years ended December 31, 2011 and 2010, the Company recognized $1,000 of expense associated with this agreement.

In September 2008, the Company and Crestview agreed to issue 502,268 options to purchase common shares of the Company to Crestview Advisors L.L.C. in lieu of cash payments for the strategic advisory fee for the period beginning October 1, 2008 through December 31, 2009. During the year ended December 31, 2009, the Company recognized $944 of non-cash expense associated with these options.

Receivables and Payables

From time to time, the Company has made advances to affiliates that were used for general operating purposes and are settled in cash on a regular basis. Receivables from affiliates totaled $82 and $701 as of December 31, 2011 and 2010, respectively.

Capital Markets Activity

In October 2009, Arlington Asset and related affiliates, the Company’s former majority shareholder, sold 14,755,017 shares of the Company’s common stock in an underwritten public offering. FBRCM acted as a book-running manager for this offering and earned investment banking revenues of $2,735.

In May 2009, Arlington Asset and related affiliates sold 1,500,000 shares of the Company’s common stock in an underwritten public offering. FBRCM acted as a book-running manager for this offering and earned investment banking revenues of $349.

Note 4. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of December 31, 2011 and 2010, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2011	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$24,043	$20,966	$—	$3,077
Listed options	4,930	4,930	—	—
Convertible and fixed income debt instruments	45,282	—	45,282	—

	74,255	25,896	45,282	3,077
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	25,107	20,358	—	4,749
Designated as available-for-sale:
Marketable equity securities	165	165	—	—

	25,272	20,523	—	4,749
Other	1,107	591	—	516

Total	$100,634	$47,010	$45,282	$8,342

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$24,414	$24,414	$—	$—
Listed options	7,062	7,062	—	—
Convertible and fixed income debt instruments	4,020	—	4,020	—

Total	$35,496	$31,476	$4,020	$—

As of December 31, 2011, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $8,342 or 2.8% of the Company’s total assets at that date.

	December 31, 2010	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$14,165	$9,703	$—	$4,462
Listed options	2,474	2,474	—	—
Convertible and fixed income debt instruments	65,215	—	65,215	—

	81,854	12,177	65,215	4,462
Financial instruments held for investment activities:
Designated as trading:
Marketable equity securities	3,484	3,484	—	—
Designated as available-for-sale:
Marketable equity securities	139	139	—	—

	3,623	3,623	—	—
Other	923	368	—	555

Total	$86,400	$16,168	$65,215	$5,017

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$34,448	$34,448	$—	$—
Listed options	887	887	—	—
Convertible and fixed income debt instruments	20,109	—	20,109	—

Total	$55,444	$35,335	$20,109	$—

As of December 31, 2010, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $5,017 or 1.2% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net losses (realized/unrealized)
Included in earnings	723	(85)	638
Included in other comprehensive income	—	—	—
Purchases	625,865	150	626,015
Sales/Distributions	(620,601)	(104)	(620,705)
Transfers out of Level 3	(2,623)	—	(2,623)

Ending balance, December 31, 2011	$7,826	$516	$8,342

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(652)	$(85)	$(737)

	Trading Securities	Other	Total
Beginning balance, January 1, 2010	$15,481	$914	$16,395
Total net losses (realized/unrealized)
Included in earnings	42	(19)	23
Included in other comprehensive income	—	—	—
Purchases	215,466	—	215,466
Sales/Distributions	(225,011)	(340)	(225,351)
Transfers out of Level 3	(1,516)	—	(1,516)

Ending balance, December 31, 2010	$4,462	$555	$5,017

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$50	$(19)	$31

There were no transfers of securities in to, or out of, Level 2 financial assets during the years ended December 31, 2011 and 2010. During the years ended December 31, 2011 and 2010, transfers were made out of Level 3 and into Level 1 for equity securities that were previously non-public equity securities and during the periods became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2011, 2010, and 2009, are reported in the following line descriptions on the Company’s statements of operations:

	Year ended December 31,
	2011	2010	2009
Total gains and losses included in earnings for the period:
Principal transactions	$259	$42	$55
Net investment income (loss)	464	(19)	192
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$(1,116)	$50	$363
Net investment income (loss)	464	(19)	163

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets and other assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets. Due to the nature of these assets, unobservable inputs are used to value these assets. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets are classified within Level 3 of the fair value hierarchy.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Year Ended December 31, 2011
					Gains (Losses)
Goodwill	$—	$—	$—	$—	$(5,882)

In the Company’s annual assessment of goodwill as of December 31, 2011, as discussed in Note 7, the Company determined that its goodwill balance was fully impaired.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Year Ended December 31, 2010
					Gains (Losses)
Leasehold improvements	$—	$—	$—	$—	$(1,135)

In assessing certain leasehold improvements as of December 31, 2010, as discussed in Note 5, the Company determined that as a result of the Company executing a new lease agreement in December 2010 for its office located in London, UK, including a sublease of its existing office space, that a fair value assessment of its leasehold improvements located at the current office space was required. Based on that assessment, the Company determined that these assets were fully impaired.

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

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2011 and 2010, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Year ended December 31,
	2011	2010	2009
Net gains (losses) recognized on trading securities	$(5,410)	$10,018	$—
Less: Net (gains) losses recognized on trading securities sold during the period	(377)	(8,884)	—

Unrealized gains (losses) recognized on trading securities still held at the reporting date	$(5,787)	$1,134	$—

During the year ended December 31, 2009, the Company did not hold financial instruments held for investment that were designated as trading securities.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2011 and 2010, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$146	$19	$—	$165

	December 31, 2010
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$192	$—	$(53)	$139

(1)	Duration of unrealized losses is less than 12 months

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2011	2010	2009
Beginning balance	$(53)	$(71)	$(218)
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	1,312	(18)	(71)
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	(1,240)	36	218

Ending balance	$19	$(53)	$(71)

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the years ended December 31, 2011, 2010 and 2009, the Company recorded other-than-temporary impairment losses of $7,561, $-0-, and $-0-, respectively, in the statements of operations relating to marketable equity securities. The Company recognized the impairment losses in 2011 due to the severity of the decline in the fair value of these securities below its cost basis during the second and fourth quarters of 2011. These results include an impairment loss of $7,416 in the second quarter of 2011 related to an entity operating in the maritime transportation industry. This entity completed a secondary public offering in June 2011 that significantly diluted previous shareholders and severely impacted the market value of the entity’s shares. The carrying value of the security after the recognition of the impairment loss was $8,054. Subsequent to the recognition of this impairment loss, based on the increased liquidity of the shares resulting from the offering and the Company’s intentions with respect to the investment, the Company elected to transfer the security from designated as available-for-sale to designated as trading.

During the years ended December 31, 2011, 2010, and 2009, the Company received $6,360, $206, and $1,084, respectively, from sales of marketable equity securities resulting in gross gains of $1,386, $9, and $116, respectively.

During the year ended December 31, 2009, the Company received $450,396 from sales of mortgage-backed securities, which had been previously impaired as of December 31, 2008, resulting in additional gross losses of $1,502.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	December 31,
	2011	2010
Non-public equity securities	$25,427	$44,907
Note receivable	317	317

	$25,744	$45,224

The Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of these investments in non-public equity securities, the Company recorded no impairment losses during the years ended December 31, 2011, 2010, and 2009.

During 2011, the Company received $8,403 from sales of, or distributions from, non-public equity securities, resulting in gross gains and losses of $5,500 and $22, respectively. During 2010, the Company received $11,916 from sales of, or distributions from, non-public equity securities, resulting in gross gains and losses of $286 and $963, respectively. During 2009, the Company received $5,278 from sales of, or distributions from, non-public equity securities, resulting in gross gains of $1,805.

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2011	2010
Furniture and equipment	$20,233	$21,031
Software	15,024	15,276
Leasehold improvements	18,715	21,575

	53,972	57,882
Less: Accumulated depreciation and amortization	(47,810)	(48,141)

	$6,162	$9,741

For the years ended December 31, 2011, 2010 and 2009, depreciation expense was $3,561, $7,024 and $9,227, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company incurred losses of $1,323, $1,135, and $1,370, respectively, related to the write-off of leasehold improvements as a result of lease terminations. For the year ended December 31, 2011, the charge represents the impairment of certain leasehold improvements related to office space that had been subleased to a third party in July 2011 in which the sublease covers the remaining period of the Company’s original lease agreement. For the year ended December 31, 2010, the charge of $1,135 represents the impairment of certain leasehold improvements related to office space that had been subleased to a third party effective in February 2011. Based on the lack of transferability of these assets and no anticipated salvage value of the assets, the Company assessed the fair value of these assets as $-0- as of December 31, 2010. For the year ended December 31, 2009, the charge of $1,370 represents the write-off of certain leasehold improvements related to office space that was subleased during the year in which the sublease covers the remaining period of the Company’s original lease agreement.

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

The goodwill balance of $5,882 was included in the Company’s capital markets segment (see Note 7 regarding the Company’s assessment of goodwill impairment). Of this balance, $5,546 of goodwill is expected to be deductible for tax purposes. As part of the acquisition, the Company acquired certain intangible assets related to engagements initiated by Watch Hill, all of which have been fully amortized as of December 31, 2009. The Company expensed $604 in transaction costs associated with the acquisition for the year ended December 31, 2009.

Note 7. Goodwill and Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Balance as of January 1:
Goodwill	$5,882	$5,882
Accumulated impairment losses	—	—

	5,882	5,882

Goodwill acquired during year	—	—
Impairment losses	(5,882)	—
Balance as of December 31:
Goodwill	5,882	5,882
Accumulated impairment losses	(5,882)	—

	$—	$5,882

The Company performs its annual assessment of goodwill impairment during the fourth quarter of each year. Goodwill has been assigned to the Company’s capital markets segment. Management’s assessment process includes determining the fair value of its reporting units (considered its business segments) based on current market information, including industry comparatives and relevant recent transactions, and comparing such fair value to the carrying value of the respective reporting units. In addition, the Company compares the sum of the fair values of its reporting units to its total market capitalization and considers other qualitative factors impacting the Company’s operations. Based on the Company’s assessments, no impairment charges were recognized during the years ended December 31, 2010 and 2009. However, based on the results of the Company’s assessment in the fourth quarter of 2011, the Company determined that the goodwill was impaired and recognized an impairment charge of $5,882. The impairment recorded in 2011 was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the revenue decline and uncertain market conditions. These factors coupled with the extended period in which the Company’s market capitalization has been below its carrying value resulted in the Company determining that an impairment to goodwill was necessary.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	December 31,
	2011	2010
Management contracts and customer relationships associated with asset management activities	$6,144	$6,144
Accumulated amortization	(4,023)	(3,561)

Net	$2,121	$2,583

For the years ended December 31, 2011, 2010 and 2009, amortization expense recognized was $462, $447 and $1,756, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2012	$462
2013	462
2014	462
2015	462
2016	195

During the years ended December 31, 2011, 2010 and 2009, the Company recognized impairment charges of $-0-, $-0-, and $5,350, respectively, in the statements of operations relating to the management contracts and customer relationships associated with the asset management segment.

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

Note 8. Borrowings:

Repurchase Agreements

Prior to February 2009, the Company had entered into repurchase agreements with various financial institutions that had been used in conjunction with the Company’s investments in agency mortgage-backed securities. As of and for the years ended December 31, 2011 and 2010, the Company had no outstanding repurchase agreement borrowings.

During the year ended December 31, 2009, interest expense related to repurchase agreement borrowings totaled $252.

In January and February 2009, the Company sold its remaining mortgage-backed securities and related interest-rate caps held as of December 31, 2008. Concurrent with the sale of these securities, the Company repaid all outstanding repurchase agreements used to finance these securities.

Note 9. Income Taxes:

The (benefit) provision for income taxes consists of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal	$(169)	$(3,884)	$(3,169)
State	(61)	(198)	1,711
Foreign	—	(22)	120

	$(230)	$(4,104)	$(1,338)

Current	$(17)	$(4,253)	$(1,694)
Deferred	(213)	149	356

	$(230)	$(4,104)	$(1,338)

The federal tax benefit includes a benefit for domestic federal net operating losses of $-0-, $3,233 and $6,862 for the years ended December 31, 2011, 2010 and 2009, respectively. The benefits of these net operating losses were realized through carryback of losses to offset income in prior years.

On November 6, 2009, the opportunity to elect an extended carryback period for net operating losses was added by Section 13 of the Worker, Homeownership, and Business Act of 2009. The provision allowed taxpayers to elect to carry back an applicable net operating loss for a period of three, four or five years. The provision also suspended the 90-percent alternative minimum tax credit limitation for the carried back net operating loss. As a result of this provision, the Company utilized all of its losses generated in 2008 to offset prior year taxable income without paying alternative minimum tax respective to the carryback years and therefore, reflected an additional federal tax benefit of $6,862 in tax year ended December 31, 2009. During 2010, the Company filed claims to carry back its losses from tax year 2008 to prior periods including periods in which it was part of the FBR TRS Holdings, Inc.’s (a subsidiary of Arlington Asset) consolidated group and received the incremental benefit of the net operating loss carryback, pursuant to its tax sharing agreement with FBR TRS Holdings, Inc.

Deferred tax assets and liabilities consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Net operating loss, Domestic	$31,513	$12,025
Net operating loss, Foreign(1)	7,556	7,160
Capital loss carry forward	24,626	26,221
Stock-based compensation	21,802	29,334
Other-than-temporary investment write downs	8,851	5,662
Depreciation and amortization	7,321	7,327
Goodwill amortization	1,918	—
Other, net	(1,620)	676

Total deferred tax asset	101,967	88,405
Valuation allowance	(101,967)	(88,405)
Goodwill amortization	—	(213)

Net deferred tax liability	$—	$(213)

(1)	The Company’s foreign net operating losses related to FBRIL and its operations in the United Kingdom may be carried forward indefinitely to offset future income of FBRIL. However, it is expected, given the changes in the Company’s business activity in the United Kingdom, that these losses will be written-off in 2012.

The net deferred tax liability as of December 31, 2010 is included in other liabilities in the consolidated balance sheet.

At December 31, 2011, the Company’s net deferred tax assets totaled $101,967. The Company has established a full valuation allowance against these assets since the Company believes that, based on the criteria in ASC 740, it is more likely than not that the benefits of these assets will not be realized in the future. As of December 31, 2010, the company reflected a net deferred tax liability related to an indefinite-lived intangible which could not serve as a source of future income for determination of the Company’s valuation allowance. During the years ended December 31, 2011 and 2010, the Company’s valuation allowance increased by $13,562 and $6,044, respectively.

As of December 31, 2011, the Company has domestic federal net operating losses of $66,704 which include tax windfalls of $870 resulting from stock vestings. The tax benefits of the net operating losses related to these windfalls will be recognized as additional paid-in capital when the losses are utilized in the future. The Company has state net operating loss carryovers of $13,115 on a tax-effected basis, excluding the effect of federal offset. The state net operating losses include $82 of tax benefit related to windfalls from stock vestings which will be recognized as additional paid-in capital when these losses are utilized in the future. The federal net operating losses of $23,959 and $42,745 will expire in years 2030 and 2031 respectively. The state net operating losses begin to expire in 2013.

As of December 31, 2011, the Company has pre-tax capital loss carryovers of $18,597, $31,630, and $13,001 which will expire in years 2013, 2014, and 2015, respectively.

Internal Revenue Code Section 382 limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. On October 22, 2009 as a result of the sale by Arlington Asset of the Company’s stock, the Company incurred an ownership change as defined in Section 382. The ownership change will cause the future utilization of capital losses incurred before the change date to be subject to an annual limitation of $17,201 plus any cumulative unused 382 limitation from post-change tax years.

The Company’s effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 0.46%, 9.85% and 4.62% respectively. The provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s reported amount of income tax (benefit) provision attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	For the year ended December 31,
	2011	2010	2009
Federal income tax benefit, at statutory rate	$(17,458)	$(14,591)	$(10,146)
State income taxes benefit, net of Federal benefit	(2,259)	(1,383)	(261)
Effect of rates different than statutory	188	923	428
Nondeductible expenses	594	797	972
Effect of stock-based compensation	1,970	4,296	2,748
Partnership deferred tax asset	—	—	(1,192)
Other, net	(69)	(190)	448
Valuation allowance	16,804	6,044	5,665

Effective income tax benefit	$(230)	$(4,104)	$(1,338)

The components of losses before income taxes were as follows:

	For the year ended December 31,
	2011	2010	2009
United States	$(47,167)	$(35,642)	$(22,482)
United Kingdom	(2,712)	(6,020)	(6,507)

	$(49,879)	$(41,662)	$(28,989)

The following table displays the change in unrecognized tax benefits for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011	2010
Balance at beginning of period	$(2,130)	$(1,989)
Increases to tax positions for prior years	(353)	(162)
Increases to tax positions for current year	(42)	—
Decreases to tax positions for prior years	—	21
Settlements	883	—

Balance at end of period	$(1,642)	$(2,130)

The amount of unrecognized tax benefits that would provide a benefit to the effective tax rate, if recognized, is $832. If the Company continues to maintain in a full valuation allowance against its net deferred tax assets, the recognition of $415 of temporary tax differences that are unrecognized tax benefits would provide a benefit to the effective rate indirectly through the release of the related valuation allowance. In addition, $367 of unrecognized tax benefits, if recognized, would be recorded in equity. It is reasonably possible that the Company could have a significant decrease in unrecognized tax benefits in the next 12 months.

The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The total amount of interest related to tax uncertainties recognized in the statement of operations for the periods ended December 31, 2011, 2010 and 2009 was $57, $147 and $51, respectively. The total amount of accrued interest related to uncertain tax positions was $212 and $239 as of December 31, 2011 and 2010, respectively.

The Internal Revenue Service completed its examination of the returns for tax years 2006 to 2008 resulting in net favorable adjustments to taxable income in these years. As of December 31, 2011, tax years subsequent to December 31, 2005 remain effectively open under the federal statute of limitations, as well as for the Company’s significant state jurisdictions of California, Massachusetts, New York, Virginia and Texas. The Company is currently not under audit in any jurisdiction.

Note 10. Regulatory Capital Requirements:

FBRCM is registered with the SEC and is a member of FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2011 and 2010, FBRCM had net capital of $57,032 and $58,951, respectively, that was $53,189 and $54,387, respectively, in excess of its required net capital of $3,843 and $4,564, respectively.

Note 11. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as an uncalled capital commitment to an investment partnership that may be called over the next four years. The following table sets forth these contractual obligations by fiscal year:

	2012	2013	2014	2015	2016	Thereafter	Total
Minimum rental commitments(1)	$9,778	$8,813	$8,363	$2,032	$1,637	$1,935	$32,558
Capital commitments(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$9,778	$8,813	$8,363	$2,032	$1,637	$1,935	$32,558

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company has entered into sublease agreements related to certain of its leased office space with multiple third parties. For the years ended December 31, 2012, 2013, and 2014, contractual sublease receipts to be received by the Company are $2,309, $2,271, and $2,151, respectively. Equipment and office rent expense for the years ended December 31, 2011, 2010 and 2009 was $8,378, $9,314 and $13,935, respectively.
(2)	The table above excludes a $400 uncalled capital commitment to an investment partnership that may be called over the next four years. This amount was excluded because the Company cannot currently determine when, if ever, the commitment will be called.

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

As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2011 and 2010, the Company has recorded no liabilities, and during the years ended December 31, 2011, 2010 and 2009, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2011, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on

May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is currently expected to be complete in June 2012.

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2,400,000 in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22,000 of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBRCM has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (“the Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank’s negative financial condition will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases of Martin J. Fuller v. Imperial Holdings, Inc., et al. and City of Roseville Employees Retirement System v. Imperial Holdings, et al, filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, have been removed to the United States District Court, Southern District of Florida. Subsequently, two additional complaints, alleging substantially identical claims, have been filed in the Southern District of Florida (Sauer v. Imperial Holdings, et al. and Pondick v. Imperial Holdings, et al.) The complaints, alleging claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering will likely be consolidated. Imperial has assumed its contractual obligation to indemnify the underwriters.

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

Share Repurchases

During the year ended December 31, 2011, the Company repurchased 2,096,790 shares of its common stock in open market transactions at a weighted average share price of $3.48 per share for a total cost of $7,299. As a result of the repurchases during the year ended December 31, 2011, the Company has remaining authority to repurchase 3,124,721 additional shares under the Board of Directors’ July 2010 directive.

During the year ended December 31, 2011, the Company completed two tender offers to repurchase shares of its stock. Pursuant to these modified “Dutch auction” tender offers, the Company repurchased 6,145,521 shares of its common stock at weighted average share prices of $2.55 per share for a total cost, including transaction costs, of $15,939.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense of $245, $378, and $465, respectively, related to the Purchase Plan.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR & Co. Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the years ended December 31, 2010 and 2009, participants purchased 264,535 and 210,500, respectively, for an aggregate purchase price of $1,286 and $1,431, respectively. As of December 31, 2011 and 2010, the Company had loans outstanding to participants of $673 and $706, respectively. The employee stock loan receivable balance is included in shareholders’ equity on the balance sheet.

Stock Compensation Plans

FBR & Co. 2006 Long-Term Incentive Plan (FBR & Co. Long-Term Incentive Plan)

Under the FBR & Co. Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and RSUs for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR & Co. Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Stock Options	$1,126	$3,937	$5,096
Restricted shares	635	2,939	5,153
RSUs	5,792	11,749	9,088

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company has been publicly-traded, the Company has not based its volatility assumption solely on historical data. The Company has used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate is based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the awards is based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company uses this methodology for determining expected life as the Company does not have sufficient historical data to estimate an expected life as a majority of the initial stock options issued by the Company since its inception became exercisable in the year. The dividend yield is based on the expected dividend payout over the expected life of the award. The following weighted average assumptions used for options granted for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Volatility	39.8%	45.0%	56.8%
Risk-free interest rate	1.6%	2.5%	2.3%
Expected life (years)	4.5	5.1	5.1
Dividend yield	—	—	—
Weighted average fair value	$1.27	$2.19	$2.55

The fair value of each RSU with a market condition is estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations is similar to those described above for stock options. The Company did not grant any RSUs with a market condition during the year ended December 31, 2011. The assumptions used for 76,000 RSUs with a market condition granted during the year ended December 31, 2010 were a volatility of 45.0%, risk-free interest rate of 1.4% and an expected term based on the applicable service condition. The assumptions used for 64,002 RSUs with a market condition granted during the year ended December 31, 2009 were a volatility of 56.8%, risk-free interest rates between 1.9% – 3.0% and an expected term based on the applicable service condition.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2011
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$2,407	$380	$9,859
Unvested awards	3,497,147	265,277	5,528,001
Weighted average vesting period	1.6 years	0.6 years	2.1 years

Stock Options

A summary of option activity under the FBR & Co. Long Term Incentive Plan as of December 31, 2011, and changes during the years ended December 31, 2011, 2010, and 2009 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2008	5,911,960	$11.03	5.2
Granted	2,589,026	5.16
Forfeitures	(1,023,833)	14.47

Share Balance as of December 31, 2009	7,477,153	$8.52	5.1
Granted	1,513,530	5.14
Forfeitures	(1,011,500)	8.16

Share Balance as of December 31, 2010	7,979,183	$7.93	4.3
Granted	318,066	3.62
Forfeitures	(1,227,973)	8.06

Share Balance as of December 31, 2011	7,069,276	$7.71	3.5

Options Exercisable as of December 31, 2011	3,572,129	$10.19	2.4

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2011, and changes during the years ended December 31, 2011, 2010, and 2009 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2008	1,625,769	$14.68	2.9
Granted	—	—
Vestings	(110,040)	12.49
Forfeitures	(154,897)	15.63

Share Balance as of December 31, 2009	1,360,832	$14.86	1.9
Granted	—	—
Vestings	(613,835)	15.65
Forfeitures	(88,793)	16.08

Share Balance as of December 31, 2010	658,204	$13.96	1.4
Granted	—	—
Vestings	(338,441)	13.39
Forfeitures	(54,486)	16.90

Share Balance as of December 31, 2011	265,277	$14.09	0.6

RSUs

A summary of unvested restricted stock units as of December 31, 2011, and changes during the years ended December 31, 2011, 2010, and 2009 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2008	5,579,544	$5.61	4.1
Granted	2,203,388	4.85
Vestings	(171,005)	5.20
Forfeitures	(274,242)	5.35

Share Balance as of December 31, 2009	7,337,685	$5.38	3.5
Granted	2,778,592	5.27
Vestings	(417,123)	5.48
Forfeitures	(1,468,489)	5.35

Share Balance as of December 31, 2010	8,230,665	$5.34	2.8
Granted	1,789,206	3.61
Vestings	(1,673,269)	5.60
Forfeitures	(2,818,601)	4.66

Share Balance as of December 31, 2011	5,528,001	$5.04	2.1

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the years ended December 31, 2011, 2010, and 2009, the

Company granted such stock-based awards with an aggregate fair value upon grant date of $1,052, $6,975, and $3,048, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2011, and changes during the years ended December 31, 2011, 2010, and 2009 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2008	1,169,334	$9.86	1.9
Granted	—	—
Vestings	(412,806)	10.29

Share Balance as of December 31, 2009	756,528	$9.64	0.9
Granted	—	—
Vestings	(413,600)	10.35

Share Balance as of December 31, 2010	342,928	$8.77	0.7
Granted	—	—
Vestings	(241,972)	8.21

Share Balance as of December 31, 2011	100,956	$9.89	0.6

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2011, and changes during the years ended December 31, 2011, 2010, and 2009 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2008	218,950	$5.67	2.6
Granted	888,569	3.43
Vestings	(113,127)	5.07

Share Balance as of December 31, 2009	994,392	$3.74	2.1
Granted	1,238,881	5.63
Vestings	(513,587)	4.26

Share Balance as of December 31, 2010	1,719,686	$4.94	1.8
Granted	293,784	3.58
Vestings	(643,694)	4.61

Share Balance as of December 31, 2011	1,369,776	$4.81	1.3

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

The Company’s investment funds that are advised by our asset management subsidiaries trade and invest in public and non-public securities. As of December 31, 2011 and 2010, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

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

The Company’s broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2011 and 2010, the Company has recorded no liabilities, and during the years ended December 31, 2011, 2010 and 2009, the Company did not incur any significant costs, with regard to this right.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The Company’s revenues from foreign operations totaled $3,935, $9,331, and $12,233 for the years ended December 31, 2011, 2010 and 2009, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated.

	For year ended December 31, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$58,146	$—	$—	$58,146
Institutional brokerage	78,457	—	—	78,457
Asset management fees	—	14,941	—	14,941
Net investment loss	—	(31)	(9,665)	(9,696)
Net interest income, dividends, and other	3,237	17	2,049	5,303

Total	139,840	14,927	(7,616)	147,151

Operating Expenses:
Variable	40,766	6,596	6	47,368
Fixed	135,049	8,373	358	143,780
Impairment of goodwill	5,882	—	—	5,882

Total	181,697	14,969	364	197,030

Pre-tax loss	$(41,857)	$(42)	$(7,980)	$(49,879)

Compensation and benefits:
Variable	$20,078	$2,826	$1	$22,905
Fixed	78,733	4,182	194	83,109

Total	$98,811	$7,008	$195	$106,014

Total assets	$209,886	$9,886	$78,311	$298,083

Total net assets	$139,144	$7,843	$78,310	$225,297

	For year ended December 31, 2010
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$118,273	$—	$—	$118,273
Institutional brokerage	100,091	—	—	100,091
Asset management fees	—	14,097	—	14,097
Net investment income	—	56	9,162	9,218
Net interest income, dividends, and other	2,102	32	2,774	4,908

Total	220,466	14,185	11,936	246,587

Operating Expenses:
Variable	95,429	7,118	276	102,823
Fixed	173,354	9,908	2,164	185,426

Total	268,783	17,026	2,440	288,249

Pre-tax (loss) income	$(48,317)	$(2,841)	$9,496	$(41,662)

Compensation and benefits:
Variable	$68,040	$3,697	$244	$71,981
Fixed	103,886	5,268	1,295	110,449

Total	$171,926	$8,965	$1,539	$182,430

Total assets	$277,601	$17,321	$136,545	$431,467

Total net assets	$139,914	$15,315	$136,262	$291,491

	For year ended December 31, 2009
	Capital Markets	Asset Management	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$138,723	$—	$—	$138,723
Institutional brokerage	132,629	—	—	132,629
Asset management fees	—	13,244	—	13,244
Net investment income	—	—	1,577	1,577
Net interest income, dividends, and other	1,358	525	4,177	6,060

Total	272,710	13,769	5,754	292,233

Operating Expenses:
Variable	116,159	8,839	109	125,107
Fixed	176,103	13,027	1,635	190,765
Impairment of intangible assets	—	5,350	—	5,350

Total	292,262	27,216	1,744	321,222

Pre-tax (loss) income	$(19,552)	$(13,447)	$4,010	$(28,989)

Compensation and benefits:
Variable	$89,404	$3,128	$97	$92,629
Fixed	94,046	5,815	527	100,388

Total	$183,450	$8,943	$624	$193,017

Total assets	$369,739	$20,689	$165,897	$556,325

Total net assets	$142,917	$18,241	$158,341	$319,499

Note 15. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2011 and 2010. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (Loss) Income Before Income Taxes	Net (Loss) Income	Basic (Loss) Earnings Per Share	Diluted (Loss) Earnings Per Share
2011
First Quarter	$50,098	$(1,970)	$(1,905)	$(0.03)	$(0.03)
Second Quarter	49,182	(2,938)	(2,727)	(0.04)	(0.04)
Third Quarter	20,134	(25,763)	(26,136)	(0.43)	(0.43)
Fourth Quarter	27,737	(19,208)	(18,881)	(0.33)	(0.33)

Total Year	$147,151	$(49,879)	$(49,649)	$(0.82)	$(0.82)

2010
First Quarter	$44,217	$(24,541)	$(8,262)	$(0.13)	$(0.13)
Second Quarter	69,706	(12,155)	(25,767)	(0.41)	(0.41)
Third Quarter	57,394	(7,593)	(6,611)	(0.10)	(0.10)
Fourth Quarter	75,270	2,627	3,082	0.05	0.05

Total Year	$246,587	$(41,662)	$(37,558)	$(0.59)	$(0.59)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(15)

3.2	Amended and Restated Bylaws of the Registrant.(16)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.3	Registration Rights Agreement, dated January 26, 2009, between the Registrant and Friedman, Billings, Ramsey Group, Inc.(8)

4.4	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(9)

4.5	Form of Senior Indenture.(11)

4.6	Form of Subordinated Indenture.(11)

4.7	Form of Subscription Agreement by and between FBR Capital Markets Corporation and purchasers of common stock of FBR Capital Markets Corporation in connection with the closing of the transactions contemplated by the Watch Hill Purchase Agreement.(12)

10.1	2006 Long-Term Incentive Plan (as Amended and Restated Effective June 3, 2010).(13)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

10.4	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.6	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.7	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.8	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.9	Amendment No. 2 to Professional Services Agreement, dated June 14, 2010, between the Registrant and Crestview Advisors, L.L.C.(14)

10.10	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.11	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.(2)†

10.12	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.13	Description of the Registrant’s 2008 Incentive Compensation Program.(4)†

10.14	Retention Incentive Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.15	Employment Agreement, dated April 30, 2008, by and between the Registrant and Richard J. Hendrix.(5)†

10.16	Form of Amendment to Original 2008 Performance RSU Award Agreement.(6)†

Exhibit Number	Description

10.17	Form of August 2008 Performance RSU Award Agreement.(6)†

10.18	Form of Stock Option Agreement.(6)†

10.19	Form of Restrictive Covenant Agreement.(6)†

10.20	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.21	Director Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.22	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(9)

10.23	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.24	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.25	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.26	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.27	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.28	Form of LTIP RSU Award Agreement.(10)†

10.29	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.30	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.31	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(10)†

10.32	FBR & Co. Retention and Incentive Plan (Effective February 8, 2012).(17)†

10.33	Form of Retention and Incentive Plan Award Letter.(17) †

10.34	Form of RSU Award Letter.(17) †

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.

(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 8, 2009, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-159415), which was initially filed with the SEC on May 22, 2009, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-161416), which was initially filed with the SEC on August 18, 2009, as amended, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 8, 2010, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 14, 2010, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-175088, which was filed with the SEC on June 23, 2011, and incorporated by reference herein.
(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the Commission on June 23, 2011, and incorporated by reference herein.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the Commission on February 14, 2012, and incorporated by reference herein.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.