Form 10-K/A
period 2011-12-31
FBR & Co.
filed 2012-04-27
CIK 1371446

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

On April 10, 2012, there were 55,274,401 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATION FOR AMENDMENT

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2011 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012, of FBR & Co. We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III not included in the Original Filing within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update in any way the financial statements or any other items or disclosures in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Terms used in this Amendment have the same meaning as in the Original Filing unless otherwise indicated herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Eric F. Billings, the Chairman of our Board of Directors, has advised us that he is retiring from the Board at the end of his current term and, therefore, will not stand for election at the 2012 annual meeting of shareholders. The following table sets forth the name, age and the position(s) with us, if any, currently held by each director:

Name	Age	Title
Eric F. Billings	59	Chairman of the Board of Directors
Reena Aggarwal(1)	54	Director
Richard J. Hendrix	46	President, Chief Executive Officer and Director
Thomas J. Hynes, Jr.(2)(3)	72	Director
Adam J. Klein	34	Director
Richard A. Kraemer(1)(3)	68	Director
Ralph S. Michael, III(2)	57	Director
Thomas S. Murphy, Jr.(3)	52	Director
Arthur J. Reimers (1)(2)(3)(4)	57	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Lead Director.

Following are biographical summaries for our directors:

ERIC F. BILLINGS, a founder of our company, has served as Chairman of our Board of Directors (the “Board of Directors” or “Board”) since our formation in 2006. He served as Chairman and Chief Executive Officer from 2006 through 2008 prior to retiring from his role as Chief Executive Officer effective January 1, 2009. Mr. Billings is also the Chairman and Chief Executive Officer of Arlington Asset Investment Corp., formerly known as Friedman, Billings, Ramsey Group, Inc. (“Arlington Asset”), a publicly-traded portfolio company that invests in primarily mortgage-related assets. Since 1989, Mr. Billings has continuously served as a director for Arlington Asset in addition to holding other roles within Arlington Asset, including Vice Chairman and Chief Operating Officer from 1989 to 1999, Vice Chairman and Co-Chief Executive Officer from 1999 to April 2003, and Co-Chairman and Co-Chief Executive Officer from April 2003 to April 2005. He was appointed Chairman and Chief Executive Officer of Arlington Asset on April 28, 2005. Mr. Billings concurrently holds the position of Senior Managing Partner and Co-Portfolio Manager of Billings Capital Management, an investment company he runs with his sons. Billings Capital Management was formed in 2008, and Mr. Billings joined that firm in 2009 after his retirement from FBR & Co. Mr. Billings serves on the Board of Visitors and the Center for Financial Policy Advisory Board at the University of Maryland’s Robert H. Smith School of Business. He also sits on the Leadership Council of the Board of the Boys & Girls Club of Greater Washington.

Based on Mr. Billings’ experience in the financial services industry as a founder of our company and its predecessors, and his leadership position as Chief Executive Officer of Arlington Asset and as our Chairman and Chief Executive Officer from 2006 through 2008, the Board has determined that Mr. Billings is qualified to serve as the Chairman of our Board of Directors.

REENA AGGARWAL, 54, is a member of our Board of Directors, a position she has held since March 2011. Since 2009, Dr. Aggarwal has been the Robert E. McDonough Professor of Business Administration and since 2000, Professor of Finance at Georgetown University’s McDonough School of Business. She has held various positions at Georgetown University’s McDonough School of Business including, Deputy Dean in 2006 to 2008, and Interim Dean in 2004 to 2005. She was a FINRA Academic Fellow in 2007 and 2008, a visiting Professor of Finance at Massachusetts Institute of Technology’s Sloan School of Management in 2005 and 2006, a Visiting Research Scholar at the International Monetary Fund during 2003 and 2004, an Academic Fellow at the U.S. Securities and Exchange Commission from 1997 through 1999, and Fulbright Scholar to Brazil in 1990 and 1991. She is the Director

of the Center for Financial Markets and Policy at Georgetown University. From 2006 through March 2011, Ms. Aggarwal served as a Trustee of FBR Funds. She has served as a Trustee of IndexIQ since 2008. Dr. Aggarwal has a Master of Management Studies from B.I.T.S. in Pilani, India and a Ph.D. in Finance from the University of Maryland.

Based on Dr. Aggarwal’s expertise on matters relating to public offerings, institutional investors, stock markets, corporate governance and securities market regulations, the Board has determined that Dr. Aggarwal is qualified to serve as a director.

RICHARD J. HENDRIX, age 46, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset, our previous parent company. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR. Prior to joining FBR in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ investment banking group. Mr. Hendrix previously also headed PNC Capital Markets asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School.

Based on Mr. Hendrix’s experience in the financial services industry, prior experience in a number of positions within our company, including as our President and Chief Executive Officer, the Board has determined that Mr. Hendrix is qualified to serve as a director.

THOMAS J. HYNES, JR., age 72, is a member of our Board of Directors, a position he has held since January 2007. Mr. Hynes is Co-Chairman and Chief Executive Officer of Colliers International-Boston, a commercial real estate services firm. Mr. Hynes has been employed by Colliers International-Boston and its predecessor companies since 1965, during which time he has held various offices including being appointed President in 1988 and Chairman in 2007. Mr. Hynes also serves as Chairman of the Board of Trustees of Emmanuel College, a board member and member of the Executive Committee of A Better City, a non-profit membership organization supporting infrastructure investments in the Boston area, director of the Massachusetts Business Roundtable, a non-profit, non-partisan, statewide public affairs organization that represents Massachusetts’ leading industry and business enterprises, where he served as Chairman from 2004 to 2006, member of the Board of Trustees of Nativity Preparatory School, an accredited, tuition-free, Jesuit middle school serving boys of all faiths from low-income families residing in Boston and as a director of the John F. Kennedy Library Foundation. From October 1996 to January 2006, Mr. Hynes served as a director of Prentiss Properties Trust, a publicly-traded real estate investment trust (“REIT”) that was acquired by Brandywine Realty Trust in January 2006.

Based on Mr. Hynes’ experience in senior capacity roles in the real estate services industry and as a director of another public company, and his leadership position as Co-Chairman and Chief Executive Officer of Colliers International-Boston and senior executive officer with other organizations, the Board has determined that Mr. Hynes is qualified to serve as a director.

ADAM J. KLEIN, age 34, is a member of our Board of Directors, a position he has held since February 2010. Mr. Klein is a Principal of Crestview Advisors, LLC (“Crestview”), a private equity firm, a position he has held since 2007 and in which he has been involved with monitoring Crestview’s interests in our company. Mr. Klein attended Harvard Business School from 2005 to 2007. Prior to attending Harvard Business School, Mr. Klein worked as an investment professional at Centennial Ventures, a venture capital firm, from 2003 to 2005, where he was involved in Centennial Venture’s investments in early- to mid-stage companies across multiple industries. Before Centennial Ventures, Mr. Klein worked in the Mergers & Acquisitions group at Compass Advisers from 2001 to 2003, advising corporations and private equity firms on a wide range of transactions. Previously, Mr. Klein worked in the Media & Telecom group at Donaldson, Lufkin & Jenrette and then Credit Suisse from 2000 through 2001. Mr. Klein is a director of SES Holdings, LLC, the parent of Select Energy Services, an oil field services company, and Synergy Energy Holdings, LLC, the parent of Bell Supply Company, an oilfield retail and distribution company. Mr. Klein received a Bachelor of Arts in Economics from Harvard College, cum laude, and a Master of Business Administration from Harvard Business School.

Based on Mr. Klein’s experience in the investment banking and financial services industries, including his role at Crestview, the Board has determined that Mr. Klein is qualified to serve as a director.

RICHARD A. KRAEMER, age 68, is a member of our Board of Directors, a position he has held since January 2007. Mr. Kraemer served as Chairman of the Board of Directors of Saxon Capital Inc., a publicly-traded mortgage REIT, from 2001 through December 2006. Mr. Kraemer also served as a trustee of American Financial Realty Trust, a publicly-traded REIT, from 2002 through March 2008. He also serves as a director of Urban Financial Group, Inc., a bank holding company, a position he has held since 2001. From 1996 to 1999, Mr. Kraemer was Vice Chairman of Republic New York Corporation, a publicly-traded holding company for Republic National Bank. From 1993 to 1996, Mr. Kraemer was Chairman and Chief Executive Officer of Brooklyn Bancorp, a publicly-traded holding company for Crossland Federal Savings Bank.

Based on Mr. Kraemer’s experience in the accounting, banking, and financial services industries, and his leadership position as a senior executive in multiple public companies, the Board has determined that Mr. Kraemer is qualified to serve as a director. In addition, the Board has determined that Mr. Kraemer’s experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert” for purposes of membership on our Audit Committee.

RALPH S. MICHAEL, III, age 57, is a member of our Board of Directors, a position he has held since June 2009. He has served as President and Chief Executive Officer of Fifth Third Bank Greater Cincinnati, a U.S. regional banking corporation, since 2010, having previously served as President and Chief Operating Officer of The Ohio Casualty Insurance Company, a property casualty insurance company, from July 2005 until its sale in August 2007. From 2003 through July 2005, Mr. Michael served as Executive Vice President and Manager of West Commercial Banking for U.S. Bank, National Association, a commercial bank, and then as Executive Vice President and Manager of Private Asset Management with U.S. Bank. From 1979 to 2002, he held various executive and management positions with PNC Financial Services Group. Mr. Michael is a director of AK Steel Corporation, Key Energy Services, Inc., Arlington Asset, Cincinnati Center City Development Corporation and Cincinnati Bengals, Inc. He is also a trustee of Xavier University (Ohio). Previously, Mr. Michael served as a director for Integrated Alarm Services Group from 2003 to 2007 and for Ohio Casualty Corporation from 2002 to 2005. He holds a Bachelor of Arts from Stanford University and a Master of Business Administration from the Graduate School of Management of the University of California, Los Angeles.

Based on Mr. Michael’s experience in the insurance, banking and financial services industries, and his leadership position as President and Chief Operating Officer of The Ohio Casualty Insurance Company and as President and Chief Executive Officer of Fifth Third Bank Greater Cincinnati, the Board has determined that Mr. Michael is qualified to serve as a director.

THOMAS S. MURPHY, JR., age 52, is a member of our Board of Directors, a position he has held since the completion of our 2006 private offering in July 2006. Mr. Murphy is a Managing Director of Crestview, which he co-founded in 2004. Mr. Murphy retired from Goldman, Sachs & Co., an investment bank, in 2003 where he was a Partner and Managing Director. In addition to his charitable efforts, Mr. Murphy sits on the Board of Directors of Key Safety Systems, Inc. and Symbion, Inc.

Based on Mr. Murphy’s experience in the investment banking and financial services industries, and his previous leadership position as a Partner and Managing Director at Goldman, Sachs & Co. and his current leadership position as a Managing Director at Crestview, the Board has determined that Mr. Murphy is qualified to serve as a director.

ARTHUR J. REIMERS, age 57, is a member of our Board of Directors, a position he has held since January 2007. Since July 2008, Mr. Reimers has been the Board’s Lead Director. From 2001 to present, Mr. Reimers has acted as an independent investor and business consultant. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.’s initial public offering in 1998, he became a Managing Director and served in that capacity until his retirement in 2001. From 1991 through 1996 Mr. Reimers served as co-head of Goldman, Sachs & Co.’s Investment Banking Advisory Business in Europe. From 1996 through 1999, Mr. Reimers served as a co-head of Goldman, Sachs & Co.’s Healthcare Group, Investment Banking Division. Mr. Reimers serves as Chairman of the Board of Directors of Rotech Healthcare, Inc., a publicly-traded healthcare company, a position he has held since March 2002. In September 2011, Mr. Reimers joined the Board of Directors of Cumulus Media, Inc., a publicly-traded media company. In addition to these public companies, Mr. Reimers is an investor and Board Member of a number of private companies. Mr. Reimers also serves on the Board of Directors of The International Justice Mission, a human rights organization, and The Connecticut Coalition for Achievement Now, an education reform advocacy organization. Mr. Reimers is currently an assistant adjunct professor at Miami University and sits on the investment committee of the Miami University Foundation. Mr. Reimers has a Bachelor of Science from Miami University and a Masters of Business Administration with High Distinction from the Harvard Business School.

Based on Mr. Reimers experience in the financial services industry, as a director of multiple publicly traded companies, his leadership position as Chairman of the Board of Directors of Rotech Healthcare, Inc., and as a Partner and Managing Director of Goldman Sachs & Co., the Board has determined that Mr. Reimers is qualified to serve as a director. In addition, the Board has determined that Mr. Reimers’ experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert” for purposes of membership on our Audit Committee.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information as of April 10, 2012 for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our Board of Directors.

RICHARD J. HENDRIX, age 46, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset, our previous company. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR. Prior to joining FBR in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ investment banking group. Mr. Hendrix previously also headed PNC Capital Markets asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School.

BRADLEY J. WRIGHT, age 52, is our Executive Vice President and Chief Financial Officer, a position he has held since March 2008, shortly after joining our company in February 2008, and Chief Administrative Officer, a position he has held since March 2009. Mr. Wright has more than 25 years of experience in financial services and joined our company from The Bear Stearns Companies, Inc. (“Bear Stearns”) where he served as Senior Managing Director and was in charge of finance for Private Client Services. Prior to joining Bear Stearns in 1996, he spent 14 years at PwC in its Capital Markets & Treasury division. Mr. Wright is a Certified Public Accountant and a CFA charter holder.

ADAM J. FISHMAN, age 32, has been Senior Managing Director and Head of Sales & Research of our company since October 2010. Beginning in May 2007, Mr. Fishman served as Senior Managing Director, Head of Institutional Sales of our company. Prior to that, he was a managing director and the leading producer for the FBR Capital Markets & Co.’s New York sales team. Prior to joining FBR Capital Markets & Co. in March 2004, Mr. Fishman was an Associate Director in the New York office of CIBC World Markets. Mr. Fishman graduated cum laude from Brandeis University with a Bachelor of Arts in Sociology.

WILLIAM J. GINIVAN, age 61, is our Executive Vice President and General Counsel, a position he has held since our formation in June 2006. Mr. Ginivan joined Arlington Asset in January 1998 as Deputy General Counsel and was Executive Vice President and Chief Legal Officer from January 2000 through September 2008. Prior to joining Arlington Asset, Mr. Ginivan was Associate General Counsel of the Student Loan Marketing Association (Sallie Mae), and Managing Director and General Counsel of Sallie Mae’s investment banking subsidiary, Education Securities, Inc., from 1994 to 1997. Prior to joining Sallie Mae, Mr. Ginivan was an attorney in the Enforcement Division of the SEC. Mr. Ginivan is a member of the American Bar Association, Business Law Section’s Committee on Corporate Governance and serves on the Corporate Advisory Board of So Others Might Eat.

ROBERT J. KIERNAN, age 46, is our Senior Vice President, Controller and Chief Accounting Officer, a position he has held since October 2007. Mr. Kiernan joined Arlington Asset in August 2002 as Controller and was its Senior Vice President, Controller and Chief Accounting Officer from April 2003 through September 2008. Prior to joining Arlington Asset, Mr. Kiernan was a senior manager in the assurance practice at Ernst & Young, focusing on clients in the financial services industry.

MICHAEL A. LLOYD, age 44, has been Senior Managing Director & Group Head of Credit, Convertibles, and Options of our company since May 2009. Prior to joining the company in June 2008 as Senior Managing Director, Head of Convertible Securities, Mr. Lloyd served as Senior Managing Director and Global Head of Convertible Trading at Bear Stearns from 2001 to June 2008. Mr. Lloyd has over twenty years of experience in equity and convertibles trading, having held senior positions at Bear Stearns in New York and London, beginning in 1988, after starting his career at Morgan Grenfell in London in 1986.

JAMES C. NEUHAUSER, age 53, is our Executive Vice President and Chief Investment Officer since February 2012. Previously, he was Head of Investment Banking, a position he held since April 2008. Mr. Neuhauser has worked in our Investment Banking group since 2006, and became Executive Vice President and Co-Head of Investment Banking in February 2007. Mr. Neuhauser joined FBR Capital Markets & Co. in March 1993. Prior to joining FBR Capital Markets & Co., Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation. Prior to joining Trident Financial Corporation, Mr. Neuhauser worked in commercial banking with the Bank of New England. He is a CFA charter holder and a member of the Society of Financial Analysts. Mr. Neuhauser received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Kraemer, serving as Chairman of the committee, Dr. Aggarwal and Mr. Reimers. The Audit Committee assists and represents the Board of Directors in discharging the Board’s oversight responsibilities relating to: (1) accounting and financial reporting practices, and internal control systems, of our company and its subsidiaries; (2) the reliability and integrity of our company’s financial statements, accounting policies, and financial reporting and disclosure practices; (3) our company’s compliance with legal and regulatory requirements, including our company’s policies and procedures regarding such requirements; (4) the independent auditor’s qualifications, independence and performance; and (5) the staffing, qualifications and performance of our company’s internal audit function.

After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the company that might affect their independence from the company, the Board determined that each member of the Audit Committee was and is independent under the independence standards for audit committee members in the rules promulgated by the SEC under the Exchange Act and in the applicable independence standards of the NASDAQ Marketplace Rules, that each member was and is able to read and understand fundamental financial statements and that Mr. Michael qualified and each of Messrs. Kraemer and Reimers and Dr. Aggarwal qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act. The Audit Committee held eight meetings in 2011. The Audit Committee has direct and private access to both the internal and external auditors of the company and throughout the year, conferred with senior management of the company and with PwC. The Audit Committee operates under a written charter adopted by the Board of Directors, a current copy of which is available on the company’s website at www.fbr.com under “Corporate Governance.” Any future changes in the charter of the Audit Committee will also be reflected on this website.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers to file reports of ownership and changes in ownership of our company’s securities with the SEC. The company has historically filed the Section 16 reports for our officers and most of our directors. To our knowledge, based solely on our review of the reports and amendments to those reports furnished to us, filed by us or written representations from these persons that these reports were not required from those persons, we believe that our directors and executive officers filed all reports required by Section 16(a) for the year ended December 31, 2011 on a timely basis, except that the following reports were filed untimely due to an administrative oversight by the company: One Form 4 for Robert Kiernan reporting one transaction and the Form 3 for Reena Aggarwal reporting her Section 16 qualification.

Director Candidate Recommendations and Nominations by Shareholders

A shareholder may nominate a person for election to the Board of Directors in compliance with applicable Virginia law and our Amended and Restated Bylaws. No persons were nominated by shareholders for election to the Board of Directors at the upcoming annual meeting in accordance with this policy. Our Amended and Restated Bylaws require that any such nominations for our 2013 annual meeting of shareholders must be received by us no earlier than February 4, 2013 and no later than March 6, 2013. Any such notice must satisfy the other requirements with respect to such proposals and nominations contained in our Amended and Restated Bylaws. If a shareholder fails to meet the requirements or deadlines described in our policy, such nominations will be considered out of order and will not be acted upon at our 2013 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2011.

Executive Summary

In 2011, the capital markets continued to be affected by the aftermath of the financial crisis of 2008-2009, the continuing U.S. housing crisis and challenges faced by many countries, including the United States, in managing sovereign debt levels. During the second half of the year, the situation in the domestic capital markets materially deteriorated from what had been already challenging circumstances. The resulting reduction in our revenues by more than 50% relative to the first half of the year caused us to incur a substantial loss in the last six months of 2011.

Our response to the intensity of the market challenges during 2011 was to meaningfully restructure our organization to reflect the prevailing capital markets environment. The primary focus of the restructuring was a 41% reduction in headcount over the course of the year. We executed these reductions in a manner that preserved most, if not all, of our revenue capacity by focusing the reductions on back office and support functions. As a result of this action, we have reduced fixed expenses by 35%, while maintaining our overall capabilities and breadth of industry coverage. While we have made significant changes to our headcount over the past two years, we do not believe that these actions have changed the fundamental composition or strength of our franchise. Rather, we believe that the changes to our cost structure better position the company to perform in the different types of markets that we have experienced since the financial crisis began in 2008. In addition, we continue to maintain a strong and transparent balance sheet with high levels of liquidity.

Overview of 2011 Compensation

Throughout this proxy statement, we refer to our chief executive officer, our chief financial officer, and each of our three other most highly compensated executive officers for 2011 as the “named executive officers.” In addition to our chief executive officer and our chief financial officer, this group includes our head of sales and research, our group head of equity trading, credit, convertibles and options, and our chief investment officer.

Notwithstanding the significant improvements in expense levels outlined above and significant progress in other areas which we measure for performance, in light of our overall financial performance measured against cash profitability and return on equity and our commitment to performance-based annual incentive compensation principles, the Compensation Committee of our Board exercised its negative discretion and eliminated the 2011 annual incentive compensation pool awards for our named executive officers. Total compensation for each named executive officer for 2011 was consequently significantly reduced. Consistent with our objectives of alignment of interests between executives and shareholders and retention of quality management, we did grant certain long-term incentive awards to all of our named executive officers other than our president and chief executive officer (who elected not to receive an award).

Principles and Objectives of Our Compensation Program

The Compensation Committee of our Board has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the Compensation Committee’s goal is to link compensation decisions to both corporate and individual performance, with a focus on rewarding financial results, as well as rewarding the individual performance and accomplishments of our named executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our company. Our Chief Executive Officer recommends to the Compensation Committee the amount and form of compensation for each of our named executive officers other than himself, and the amount and form of compensation for our Chief Executive Officer is determined by the Compensation Committee and approved by the Board. Our Compensation Committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including various subjective or qualitative factors.

Principles

Our compensation program for our named executive offices is designed to attract, retain and motivate executives and professionals of the highest quality and effectiveness while aligning their interests with the long term interests of our shareholders. The following five “Principles of Compensation” summarize key categories that our Board, the Compensation Committee, and our management team believe are critical to recognize:

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

Role of Independent Compensation Consultant

Under its sole authority, the Compensation Committee retained Towers Watson, Inc. (“Towers Watson”), an independent consulting firm, to advise it on executive compensation matters in 2011. Towers Watson reported directly to the Compensation Committee. In 2011, a representative of Towers Watson attended two of the in-person and telephonic meetings of the Compensation Committee and met regularly with the Compensation Committee without members of management present. For the 2011 performance year, Towers Watson prepared competitive industry pay analyses and other benchmarking reviews for the Compensation Committee with regard to our named executive officers and with regard to overall compensation structure and levels within the company.

2011 Peer Group

In 2011, the Compensation Committee reviewed the annual salaries and overall compensation of our named executive officers, which included a review of market data provided by Towers Watson. In reviewing executive compensation, our Compensation Committee considered competitive practice, pay levels, and Chief Executive Officer equity ownership levels from the following “peer” companies: Cowen Group, Inc., Evercore Partners Inc., Gleacher & Co., Greenhill & Co., Jefferies Group, Inc., JMP Group Inc., KBW, Inc., Knight Capital Group, Inc., Lazard Group LLC, Oppenheimer Holdings Inc., and Piper Jaffray Companies. We occasionally look at a broader group of financial firms when reviewing general financial services pay trends. This broader group is comprised of the companies listed above and the following companies: Bank of America, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan, Morgan Stanley, and UBS. While the Compensation Committee considers the level of compensation paid by the firms in the company’s comparator group as a reference point that provides a framework for its compensation decisions, in order to maintain competiveness and flexibility, the Compensation Committee does not target compensation at a particular level relative to the comparator group; nor does the Compensation Committee employ a formal benchmarking strategy or rely upon specific peer–derived targets. This peer group and market data is an important factor considered by the Compensation Committee when setting compensation, but it is only one of multiple factors considered by the Compensation Committee, and the amount paid to each named executive officer may be more or less than the composite market median based on individual performance, the roles and responsibilities of the executive, experience level of the individual, internal equity and other factors that the Compensation Committee deems important.

Consideration of Say-on-Pay

We conducted an advisory shareholder vote on executive compensation at our 2011 annual meeting in which the shareholders approved our compensation packages and approved our recommendation to put our compensation packages to vote once every year. At our 2011 annual meeting of shareholders, our say-on-pay proposal received “for” votes that represented 76.93% of the votes cast. The Compensation Committee reviewed the results of the 2011 say-on-pay vote when considering our compensation practices for 2011. The Compensation Committee believes that, while it is difficult for individual shareholders to be fully aware of all factors impacting compensation decisions, the support for the 2011 say-on-pay vote demonstrates shareholders’ support of our compensation policies.

Elements of 2011 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2011, summarized in the table below, and why the Compensation Committee chose to include the items in the compensation program. As detailed below, the primary elements of our compensation program during 2011 consisted of base salary, performance-based incentive compensation bonus or “at risk” compensation opportunities and long-term equity incentive compensation; we also provided benefit programs. We do not provide perquisites, special retirement benefits, or severance compensation to our named executive officers, except for severance benefits payable to Richard J. Hendrix under his employment agreement under certain circumstances. For 2011, performance-based bonuses were not paid to any of our named executive officers under the Incentive Compensation Program. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance; encourages retention

Performance-Based Annual Incentive Compensation Bonus	Payable in cash or stock based on performance at the discretion of the Compensation Committee under the Incentive Compensation Program (“ICP”)	Motivates and rewards for achievement of annual company performance goals

Discretionary Bonuses	Discretionary bonuses awarded in circumstances where individual contribution and performance was excellent; payable in cash or stock at the discretion of the Compensation Committee	Rewards excellent performance relative to the duties, responsibilities, and functions of an individual executive officer

Long-Term Equity Incentives	Equity awards granted at the Compensation Committee’s discretion under the 2006 LTIP and the 2012 Retention and Incentive Plan	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and shareholders; increases retention; rewards creation of shareholder value

Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans. Named executive officers receive same coverage as other employees.	Provides market competitive savings and health and welfare benefit programs generally available to other employees based on standard eligibility criteria

Element	Description	Function
Executive Perquisites and Other Arrangements

We do not provide perquisites, defined benefit plans or other retirement benefits, deferred compensation, guaranteed severance or agreed-upon post-termination compensation to our named executive officers, except as noted above.

Not applicable, except as noted above

Retention Incentive Payments	Cash payable at the discretion of the Compensation Committee upon entry into a retention agreement with the particular named executive officer subject to claw-back restrictions that lapse upon satisfaction of the employment condition	Creates additional incentives for retention of key officers in light of a competitive environment

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Consistent with industry practice and our performance-based compensation philosophy, the base salary for each named executive officer is targeted to account for less than half of total compensation.

The Compensation Committee seeks to pay our executive officers a competitive base salary in recognition of their job responsibilities for a publicly held company by considering several factors, including competitive factors within our industry, past contributions and individual performance of each named executive officer, as well as retention. In setting base salaries, the Compensation Committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded.

Following the review of the above-referenced market data provided by Towers Watson and our desired mix of fixed to variable compensation, base salaries of named executive officers were unchanged in 2011 from 2010 levels.

Performance-Based Annual Incentive Compensation

For 2011, the Compensation Committee recommended, taking into account the advice of Towers Watson, and the independent members of the Board of Directors approved, the ICP for our named executive officers. Under the ICP, the named executive officers, Messrs. Hendrix, Wright, Fishman, Lloyd, and Neuhauser, were eligible to share in a performance-based bonus pool established under the ICP (the “ICP pool”) which is funded as discussed below. The Compensation Committee intended for this annual incentive bonus opportunity to be a substantial component of each ICP participant’s total compensation. Because the annual incentive bonus opportunity and individual bonus from the ICP pool depends upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation benefits our shareholders.

The mix of cash and equity to be granted under the ICP is determined by the Compensation Committee in its discretion, and the maximum share of the ICP pool that any one participant may be allocated is 100%. The Compensation Committee and the Board also had discretion to reduce the size of the ICP pool and to award a smaller amount than would otherwise be earned under the ICP pool if they believed appropriate.

Performance-based annual incentive compensation bonuses were at the discretion of the Compensation Committee and the Board based on their assessment of performance against quantitative and qualitative factors outlined below, in addition to other considerations including retention, continuity of management, and competitive factors. These quantitative and qualitative factors were determined subjectively by the Compensation Committee and the Board and there was no specific percentage weighting applied to such factors.

•	Cash Profitability[1]

•	Expense Management

•	Return on Equity

•	Risk Management

•	Compliance with Regulatory Requirements

•	Performance Against Strategic Plan

Funding of the ICP pool was based on an assessment of our 2011 financial performance relative to the Compensation Committee’s pre-established financial performance goals, as described below.

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

As 2011 net revenue exceeded the threshold level of performance for ICP funding for 2011, the ICP pool was funded. For 2011, management proposed, and the Compensation Committee agreed, to exercise negative discretion and fully eliminate the ICP pool. This reduction was based on the meaningful shortfall in achieving cash profitability and targeted return on equity. Mr. Hendrix did not receive any performance bonus or long-term incentive award with respect to 2011, and none of the other named executive officers received any performance bonus in the form of cash or equity with respect to 2011.

[1]

Cash Profitability is a non-generally accepted accounting principles (“GAAP”) measurement used by our management team to analyze and assess the results of the core capital markets and asset management operating units. In determining Cash Profitability, we exclude from GAAP income before taxes the following non-core operating items: (1) severance costs associated with reductions in headcount, (2) corporate transaction costs, which includes costs associated with business combinations and acquisitions, and (3) net investment income (losses) from our long-term investments. We also exclude the following non-cash expenses: (1) impairment of intangible assets, (2) compensation costs associated with stock-based awards, and (3) amortization of intangible assets. Management believes that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on the performance of our company, and provides additional clarity around the company’s future earnings capacity and trend.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that a significant portion of our named executive officer compensation should be in the form of equity awards as a retention tool, and to align further the long-term interests of named executive officers with those of our other shareholders. As described above, the Compensation Committee has discretion to determine the payment of named executive officer bonuses through a combination of cash and RSUs, representing rights to receive shares of our common stock.

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

On April 27, 2011, we granted Messrs. Wright and Fishman one-time awards of RSUs and stock options under the 2006 LTIP for incentive and retention purposes, approved by the Compensation Committee to closer align their equity ownership levels to other named executive officers. Messrs. Wright and Fishman were awarded 50,000 and 100,000 RSUs, respectively, each representing the right to receive one share of our common stock, scheduled to vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company; and options to purchase 50,000 and 100,000 shares of our common stock, respectively. The options have an exercise price of $3.60, which was the closing price of our company’s common stock on April 26, 2011, the trading day preceding the date of grant, will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant.

On February 8, 2012, we granted awards under a retention and incentive program approved by the Board of Directors that is designed to further the long-term growth of the company by providing long-term incentives in respect of the company’s common stock and other equity interests and assets related to the business of the company, and to assist the company in retaining key employees (the “2012 Retention and Incentive Plan”). As part of this program, Messrs. Wright, Fishman, Lloyd and Neuhauser were awarded interest in an award pool established under the 2012 Retention and Incentive Plan. Mr. Hendrix, our Chief Executive Officer, elected based on the company’s 2011 financial performance not to participate in the 2012 Retention and Incentive Plan.

An award under the 2012 Retention and Incentive Plan represents an interest in the award pool established on February 8, 2012 under the plan. The award pool is comprised of two portions. The first portion of the pool consists of 2,510,460 RSUs (the “RSU Pool”) drawn from shares available under the 2006 LTIP. The second portion of the pool consists of a specified pool of non-FBR securities with a fair market value of approximately $3,000,000 as of February 8, 2012, as well as any proceeds of those securities or replacement securities acquired by the plan over the course of its term.

Each participant in the 2012 Retention and Incentive Plan has been allocated an interest in the aggregate award pool. Because the number of participants is fixed at the outset of the plan, and the aggregate award pool is likewise fixed, any forfeiture of awards by participants who cease to be employed by the company will result in the remaining participants being entitled to a proportionally larger share of the award pool assuming that they remain employed through the vesting date of the plan.

Under the 2012 Retention and Incentive Plan, and subject to accelerated vesting in certain limited circumstances, awards will vest if the employee participant remains employed by the company as of the fourth anniversary following the date of the award. In general, the company will (1) satisfy the obligations in respect of an Asset Pool award by paying cash and/or delivering assets from the Asset Pool with an aggregate “fair market value” (as defined in the 2012 Retention and Incentive Plan) equal to the portion of the Asset Pool in respect of each Asset Pool award, and (2) issue shares of our common stock (or, in the discretion of the Compensation Committee of the Board of Directors, a cash payment based on the per share “fair market value” (as defined in the 2006 LTIP)) in settlement of the vested RSU Pool awards.

On February 8, 2012, we made awards under the 2012 Retention and Incentive Plan to our named executive officers as outlined below. Such awards are scheduled to vest in full on the fourth anniversary of the grant date, subject to continued employment with our company.

	Award Value at Grant	Asset Pool Award Value at Grant	Restricted Stock Units

Bradley J. Wright Executive Vice President, Chief Financial Officer and Chief Administrative Officer	$260,000	$86,667	72,524

Adam J. Fishman Senior Managing Director, Head of Sales and Research	$500,000	$166,667	139,470

Michael A. Lloyd Senior Managing Director, Group Head of Credit, Convertibles and Options	$500,000	$166,667	139,470

James C. Neuhauser Executive Vice President and Chief Investment Officer	$400,000	$133,333	111,576

Timing of Equity Compensation Awards

Awards of RSUs and stock options to executive officers and other eligible persons, other than non-employee directors, are made on a regular award date each year shortly after the end of the applicable performance year. The award date is scheduled to give us sufficient time to complete all performance reviews and obtain all necessary approvals.

We occasionally make awards of restricted shares of common stock, RSUs or stock options under our 2006 LTIP other than on the regular annual award date, usually in connection with hiring a new key employee.

Formal approval for awards is obtained prior to the grant. We do not coordinate the timing of our awards with the release of material non-public information. The exercise price for stock options equals the closing price of our common stock on the trading day immediately preceding the grant date.

Post-Termination Compensation

With the exception of our company’s employment agreement with Richard J. Hendrix, as disclosed in “Certain Relationships and Transactions With Related Persons — Employment Agreement With Our President and Chief Executive Officer,” we do not have employment contracts or post-termination compensation agreements with any of our named executive officers, and we do not have contractual provisions or other arrangements with any of the named executive officers, which provide for payments at, following, or in connection with the resignation, severance, retirement or other termination of a named executive officer. Unvested stock options, restricted stock and RSUs held by grantees, including those held by named executive officers, may vest upon a change in control (as defined in our 2006 LTIP) or following a change in control, or upon termination of employment due to death or disability, as provided under the terms of our 2006 LTIP or our 2012 Retention and Incentive Plan, as applicable. For quantitative information related to post-termination compensation, see “Executive Compensation — Potential Payments Upon Termination or Change-in-Control.”

Deductibility of Executive Compensation

In making its compensation decisions, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to our chief executive officer or any one of our three highest paid executive officers, other than our chief executive officer and chief financial officer, unless certain conditions are met. The Compensation Committee has discretion to approve compensation that does not meet these requirements when the Compensation Committee considers it appropriate in order to ensure competitive levels of total compensation for its executive officers. For 2011, the Compensation Committee established but did not make any payments under an ICP pool that was designed to be a performance-based incentive compensation program that complied with the requirements of Section 162(m) of the Code. As discussed below under the heading “— 2012 Performance-Based Annual Incentive Compensation,” the Compensation Committee approved an ICP pool for 2012 which is intended to provide Section 162(m)-compliant performance-based bonuses.

2012 Executive Compensation for Named Executive Officers

2012 Base Salaries

The Compensation Committee reviewed annual base salaries for our named executive officers and determined that they should remain unchanged in 2012 from 2011 levels.

2012 Performance-Based Annual Incentive Compensation

2012 performance-based annual incentive compensation bonuses under the ICP will be determined in the same manner as 2011 performance-based annual incentive compensation bonuses, as discussed above under the heading “Elements of 2011 Compensation—Performance-Based Annual Incentive Compensation,” with the only difference being the threshold level of net revenue required for the ICP pool to fund, as described below.

The Compensation Committee intends for this annual incentive bonus opportunity to be a substantial component of each ICP participant’s 2012 total compensation. Because the annual incentive bonus opportunity and individual bonus from the ICP pool will depend upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation benefits our shareholders. The Compensation Committee will determine the actual size of the ICP pool after the close of the 2012 fiscal year so that all relevant data are available regarding our company’s and the ICP participants’ individual performance in 2012 and the Compensation Committee can rely upon our audited financial results. Funding of the ICP pool will be based on an assessment of our 2012 financial performance relative to the Compensation Committee’s pre-established financial performance goals, as discussed below.

A threshold level of net revenue must be achieved before the ICP will fund an ICP pool. For 2012, the Compensation Committee established a threshold goal for ICP funding of $100 million in net revenue. If actual net revenue does not reach this threshold level of performance, the ICP pool will not fund. If full year actual net revenue exceeds the established threshold net revenue goal, the ICP will fund an ICP pool equal to 5% of net revenue beginning with the first dollar of net revenue earned.

Supplemental Compensation Table

The following Supplemental Compensation Table reflects how the Compensation Committee and our Board of Directors view performance year compensation for our named executive officers. This supplemental table includes salary, bonus awards delivered in the form of cash and equity, and long-term incentive compensation for performance years 2011, 2010, and 2009. The tables that present our executives’ compensation as required by the SEC rules are set forth in “Executive Compensation.” The Supplemental Compensation Table is additional information that is not required by the SEC, and it differs from the required Summary Compensation Table as it is limited to compensation related to the relevant performance year. The Supplemental Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards and unexercised stock options. The named executive officers may never realize the value of certain items included under the column headed “Total” (as is the case in recent years), or the amounts realized may differ materially from the amount listed in the Supplemental Compensation Table and related footnotes.

			Bonus Awards(2)		Long Term Incentive Compensation
Name and Principal Position	Year(1)	Base Salary ($)	Cash Component ($)	Stock Award Component ($)(3)	Stock Awards ($)(3)		Option Awards ($)(3)		Total ($)
Richard J. Hendrix	2011	750,000	—	—	—	(4)	—		750,000
President and Chief Executive	2010	750,000	400,000	142,125	4,072,500	(6)	730,000	(6)	6,094,625
Officer	2009	750,000	1,139,750	1,139,750	—		870,000	(6)	3,899,500

Bradley J. Wright	2011	375,000	—	–	440,000	(4)(5)	67,500	(5)	882,500
Executive Vice President, Chief	2010	371,154	200,000	71,063	—		22,200	(8)	664,417
Financial Officer and Chief	2009	250,000	393,600	74,614	—		—		718,214
Administrative Officer

Adam J. Fishman	2011	400,000	—	–	860,000	(4)(5)	135,000	(5)	1,395,000
Senior Managing Director, Head of Sales and Research	2010	395,385	555,846	280,723	—		114,066	(9)	1,346,020

Michael A. Lloyd	2011	400,000	—	–	500,000	(4)	—		900,000
Senior Managing Director, Group Head of Credit, Convertibles and Options	2010	395,384	572,000	260,563	185,400	(7)	441,600	(7)	1,854,947

James C. Neuhauser	2011	500,000	—	–	400,000	(4)	—		900,000
Executive Vice President and Chief	2010	492,308	400,000	142,125	—		325,500	(10)	1,359,933
Investment Officer	2009	250,000	703,250	703,250	—		—		1,656,500

(1)	For Messrs. Fishman and Lloyd, compensation is not shown for fiscal year 2009 because they were not named executive officers in fiscal year 2009.

(2)	Amounts represent cash and equity portions of bonus compensation attributable to the relevant performance year.

(3)	The amounts in these columns represent the aggregate grant date fair value of stock awards and stock options computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the restricted shares of common stock, RSUs and stock options granted to employees appears in Note 12 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(4)	As discussed above under the heading “Long Term Equity Incentive Compensation,” the company granted awards under the 2012 Retention and Incentive Plan on February 8, 2012. As part of this program, Messrs. Wright, Fishman, Lloyd and Neuhauser were awarded interest in an award pool established under the 2012 Retention and Incentive Plan. Mr. Hendrix, our Chief Executive Officer, elected based on the company’s financial performance not to participate in the 2012 Retention and Incentive Plan. Mr. Hendrix did not receive any bonus or incentive award in respect of 2011, and none of the other named executive officers received any bonus in the form of cash or equity in respect of 2011.

(5)	As discussed above under the heading “Long-Term Equity Incentive Compensation,” on April 27, 2011, we granted Messrs. Wright and Fishman one-time awards of RSUs and stock options under the 2006 LTIP for incentive and retention purposes, approved by the Compensation Committee to closer align their equity ownership levels to other named executive officers. Messrs. Wright and Fishman were awarded 50,000 and 100,000 RSUs, respectively, each representing the right to receive one share of our common stock, scheduled to vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company; and options to purchase 50,000 and 100,000 shares of our common stock, respectively. The options have an exercise price of $3.60, which was the closing price of our company’s common stock on April 26, 2011, the trading day preceding the date of grant, will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant.

(6)	In recognition of Mr. Hendrix’s promotion to the position of Chief Executive Officer of our company effective January 1, 2009, we granted Mr. Hendrix options to purchase 500,000 shares of our common stock on February 24, 2009 under the 2006 LTIP. Additionally, we granted Mr. Hendrix one-time awards of 750,000 RSUs and 250,000 stock options on February 9, 2010 under the 2006 LTIP in connection with his promotion in January of 2009 to Chief Executive Officer.

(7)	On January 4, 2010, in recognition of Mr. Lloyd’s increased responsibilities, we granted Mr. Lloyd one-time awards of 30,000 RSUs and 160,000 stock options under the 2006 LTIP for incentive and retention purposes.

(8)	As part of our company’s Partner Leveraged Stock Purchase Program in which the executive officer was awarded three options for each share of our company’s common stock purchased, on April 8, 2010, Mr. Wright was awarded options to purchase 12,000 shares of our common stock under the 2006 LTIP.

(9)	As part of our company’s Partner Leveraged Stock Purchase Program for non-executive officers, in which members of our Partnership group, were awarded two options for each share of our company’s common stock purchased, Mr. Fishman, who was not an executive officer of our company at the time, was granted 17,270 options on February 4, 2010 and 40,000 options on April 8, 2010 under the 2006 LTIP.

(10)	On February 9, 2010, we granted Mr. Neuhauser a one-time award of options to purchase 150,000 shares of our common stock under the 2006 LTIP for incentive and retention purposes.

EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below contains, in compliance with the reporting requirements of the SEC, the compensation information for our named executive officers for the years ended December 31, 2011, 2010 and 2009. In accordance with SEC rules, the following table includes for a particular calendar year only those stock and option awards granted during that calendar year, rather than awards granted after year end, even if awarded for services in that calendar year. Therefore, the Compensation Committee and the Board view the Supplemental Compensation Table as a better reflection of their views on compensation related to 2011, 2010 and 2009 performance. The Summary Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards and unexercised stock options. The named executive officers may never realize the value of certain items included under the column headed “Total” (as is the case in recent years), or the amounts realized may differ materially from the amount listed in the Summary Compensation Table and related footnotes. In addition, equity compensation is reported in several different tables in this proxy statement. For that reason, investors should take care to not “double count” equity awards.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
Richard J. Hendrix President and Chief Executive Officer	2011	750,000	—	142,125		—		—	—	—		892,125
	2010	750,000	400,000	5,212,252	(4)	730,000	(4)	—	—	—		7,092,252
	2009	750,000	1,139,750	—		870,000		—	—	—		2,759,750

Bradley J. Wright Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2011	375,000	—	251,063		67,500		—	—	—		693,563
	2010	371,154	200,000	74,614		22,200		—	—	—		667,968
	2009	250,000	393,600	63,935		—		—	—	—		707,535

Adam J. Fishman Senior Managing Director, Head of Sales and Research	2011	400,000	—	620,563		135,000		—	—	—		1,155,563
	2010	395,385	555,846	20,161		114,066		—	—	100,000	(5)	1,185,458

Michael A. Lloyd Senior Managing Director, Group Head of Credit, Convertibles and Options	2011	400,000	—	260,563		—		—	—	—		660,563
	2010	395,384	572,000	835,401		441,600		—	—	—		2,244,385

James C. Neuhauser Executive Vice President and Chief Investment Officer	2011	500,000	—	142,125		—		—	—	—		642,125
	2010	492,308	400,000	703,250		325,500		—	—	—		1,921,058
	2009	250,000	703,250	235,295		—		—	—	—		1,188,545

(1)	For Messrs. Fishman and Lloyd, compensation is not shown for fiscal year 2009 because they were not named executive officers in fiscal year 2009.

(2)	Amounts represent cash portion of bonus compensation attributable to the relevant performance year. Cash bonuses were not paid to our named executive officers for fiscal year 2011.

(3)	The amounts in these columns represent the aggregate grant date fair value of stock-based awards computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the restricted shares of common stock, RSUs and stock options granted appears in Note 12 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(4)	The 2010 awards reported in these columns do not reflect the Compensation Committee’s and the Board’s view of the equity incentives awarded to Mr. Hendrix for his 2010 performance, especially as it relates to the one-time award of 750,000 RSUs and 250,000 stock options to Mr. Hendrix approved by the Board in 2010 in connection with his promotion in January of 2009 to Chief Executive Officer; these columns do reflect calendar year awards in compliance with the reporting requirements of the SEC.

(5)	On January 29, 2010, as part of his 2009 performance discretionary compensation, Mr. Fishman was awarded the right to receive 5,000 shares of Class A Common Stock of NBH Holdings Corp. (“NBH”), valued at $100,000 upon grant based on a market price per share of $20. Subject to continued employment with FBR and/or its affiliates, 50% of the award vested upon consummation of a “Qualified Investment Transaction,” which occurred on December 10, 2010, and 50% vested on April 20, 2011, which was 18 months from the initial offering date of October 20, 2009. As defined in the NBH offering memorandum, a “Qualified Investment Transaction” means an Investment Transaction (as defined below) that, together with any other Investment Transaction (including any follow-on investments in or contributions to the capital of any businesses in which NBH previously invested in connection with an Investment Transaction), represents total capital deployed (measured in each case as of the time of the relevant Investment Transaction) of at least 25% of the net proceeds from the offering. An “Investment Transaction” means a transaction in which NBH acquires control of, or makes a non-control investment in, a banking institution (including any savings association or similar financial institution) within the United States, provided that non-control investments will not qualify as Investment Transactions unless NBH obtains a board seat or other governance rights pursuant to a shareholder rights or similar agreement.

Grants of Plan-Based Awards Table for 2011

The following table presents information concerning each grant made to our named executive officers in the fiscal year ended December 31, 2011, under any plan, including awards, if any, that subsequently have been transferred. In accordance with SEC rules, the table does not include February 2012 awards.

Name	Grant Date		Date of Compensation Committee Approval	All Other Stock Awards: Number of Shares of Stock (#)	All Other Stock Awards: Number of Shares Underlying Options	Exercise or Base Price of Option Awards ($/sh)	Closing Market Price on Date of Grant ($/sh)	Grant Date Fair Value ($)(3)
Richard J. Hendrix	2/23/2011	(1)	2/22/2011	37,500				142,125

Bradley J. Wright	2/23/2011	(1)	2/22/2011	18,750				71,063
	4/27/2011	(2)	4/25/2011	50,000				180,000
	4/27/2011	(2)	4/25/2011		50,000	3.60	3.60	67,500

Adam J. Fishman	2/23/2011	(1)	2/22/2011	68,750				260,563
	4/27/2011	(2)	4/25/2011	100,000				360,000
	4/27/2011	(2)	4/25/2011		100,000	3.60	3.60	135,000

Michael A. Lloyd	2/23/2011	(1)	2/22/2011	68,750				260,563

James C. Neuhauser	2/23/2011	(1)	2/22/2011	37,500				142,125

(1)	On February 23, 2011, we granted the following awards of RSUs, each representing the right to receive one share of our common stock, scheduled to vest in full on the fourth anniversary of the date of grant, subject to continued employment with our company: Messrs. Hendrix and Neuhauser were each awarded 37,500 RSUs, Mr. Wright was awarded 18,750 RSUs, and Messrs. Fishman and Lloyd were each awarded 68,750 RSUs. These RSUs were awarded under the 2006 LTIP as partial payment of the discretionary bonuses paid to the respective named executive officer by us for their 2010 service.

(2)	On April 27, 2011, we granted Messrs. Wright and Fishman one-time awards of RSUs and stock options under the 2006 LTIP for incentive and retention purposes, approved by the Compensation Committee to closer align their equity ownership levels to other named executive officers. Messrs. Wright and Fishman were awarded 50,000 and 100,000 RSUs, respectively, each representing the right to receive one share of our common stock, scheduled to vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company; and options to purchase 50,000 and 100,000 shares of our common stock, respectively. The options have an exercise price of $3.60, which was the closing price of our company’s common stock on April 26, 2011, the trading day preceding the date of grant, will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant.

(3)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At 2011 Fiscal Year-End

The following table sets forth information concerning equity awards of our named executive officers that were outstanding at December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard J. Hendrix (1)	106,666	213,334		5.61	8/20/2015	1,104,066	2,263,335
	250,000	250,000		2.95	2/24/2019
		250,000		5.43	2/9/2020
Bradley J. Wright(2)	11,555	23,112		5.61	8/20/2015	115,984	237,767
		12,000		4.57	4/8/2016
		50,000		3.60	4/27/2018
Adam J. Fishman(3)	45,000			15.00	8/16/2012	220,037	451,076
	8,889	17,778		5.61	8/20/2015
		30,000		6.80	12/24/2015
		17,270		5.79	2/4/2016
		40,000		4.57	4/8/2016
		100,000		3.60	4/27/2018
Michael A. Lloyd(4)		20,000		6.80	12/24/2015	265,270	543,804
		160,000		6.18	1/4/2017
James C. Neuhauser(5)	135,000			15.00	8/16/2012	261,576	536,231
	53,333	106,667		5.61	8/20/2015
		150,000		5.43	2/9/2016

(1)	On August 20, 2008, Mr. Hendrix was granted options to purchase 320,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $5.61 per share, which was the closing price of our common stock on August 19, 2008, the day preceding the date of grant, will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, and will expire on the seventh anniversary of the date of grant.

On February 24, 2009, Mr. Hendrix was granted options to purchase 500,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $2.95 per share, which was the closing price of our common stock on February 23, 2009, the day preceding the date of grant, will vest four equal annual installments on the first four anniversaries of the date of grant, subject to continued employment with our company, and will expire on the tenth anniversary of the date of grant.

Based on a review of Mr. Hendrix’s increased responsibilities and contributions to our company as Chief Executive Officer, the benefits of further aligning Mr. Hendrix’s short and long-term interests with those of our company and shareholders, and a review of Mr. Hendrix’s equity ownership as Chief Executive Officer of our company, on February 9, 2010, the Board approved the award of options to purchase 250,000 shares of our company’s common stock under the 2006 LTIP. The options have an exercise price of $5.43, which was the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, will vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, and will expire on the tenth anniversary of the date of grant.

Unvested RSUs held by Mr. Hendrix at December 31, 2011 vest as follows: 106,667 RSUs will vest in two equal annual installments beginning on February 20, 2012, 750,000 RSUs will vest in three equal annual installments beginning on February 9, 2013, 209,899 RSUs will vest in full on February 9, 2013, and 37,500 RSUs will vest in full on February 23, 2015.

(2)	On August 20, 2008, Mr. Wright was granted options to purchase 34,667 shares of our common stock under the 2006 LTIP. The options have an exercise price of $5.61 per share, which was the closing price of our common stock on August 19, 2008, the day preceding the date of grant, will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, and will expire on the seventh anniversary of the date of grant.

As part of our company’s Partner Leveraged Stock Purchase Program in which the executive officer was awarded three options for each share of our company’s common stock purchased, on April 8, 2010, Mr. Wright was awarded options to purchase 12,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $4.57, which was the closing price of our common stock on April 7, 2010, the day preceding the date of grant, and will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause, in which case vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Mr. Wright sells any shares of our company stock before the expiration date of this options award, which reduces the aggregate number of shares deemed to be held by Mr. Wright for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for him under such Guidelines, then the number of shares purchasable under this options award, whether vested or not vested, shall be immediately reduced by three options per each share sold.

On April 27, 2011, Mr. Wright was awarded options to purchase 50,000 shares of our common stock under the 2006 LTIP, as a one-time grant for incentive and retention purposes, approved by the Compensation Committee to closer align Mr. Wright’s equity ownership levels to other named executive officers. The options have an exercise price of $3.60, which was the closing price of our common stock on April 26, 2011, the day preceding grant, will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant.

Unvested restricted shares/RSUs held by Mr. Wright at December 31, 2011 vest as follows: 8,244 RSUs will vest in two equal annual installments beginning on February 9, 2012, 9,392 RSUs will vest in full on February 24, 2012, 16,667 shares will vest in two equal annual installments beginning on February 25, 2012, 11,556 RSUs will vest in two equal annual installments beginning on April 21, 2012, 1,375 RSUs will vest in full on February 9, 2013, 50,000 will vest in three equal annual installments beginning on April 27, 2014, and 18,750 RSUs will vest in full on February 23, 2015.

(3)	In connection with our July 2006 private offering, Arlington Asset’s Board of Directors, which at the time included Mr. Hendrix, awarded 45,000 stock options under the 2006 LTIP to Mr. Fishman with 3-year cliff vesting on August 16, 2009, the third anniversary of the grant date, an exercise price of $15 per share, and a six-year term until expiration, subject to continued employment with our company.

On August 20, 2008, Mr. Fishman was granted options to purchase 26,667 shares of our common stock under the 2006 LTIP. The options have an exercise price of $5.61 per share, which was the closing price of our common stock on August 19, 2008, the day preceding the date of grant, will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, and will expire on the seventh anniversary of the date of grant.

As part of our company’s Partner Leveraged Stock Purchase Program, in which members of our Partnership group, other than named executive officers, were awarded two options for each share of our company’s common stock purchased, Mr. Fishman, who was not an executive officer of our company at the time, was granted the following options awards: On December 24, 2009, Mr. Fishman was awarded options to purchase 30,000 shares of our common stock at an exercise price of $6.80, which was the closing price of our company’s common stock on December 23, 2009, the day preceding the grant date; on February 4, 2010, Mr. Fishman was awarded options to purchase 17,270 shares of our common stock at an exercise price of $5.79, which was the closing price of our company’s common stock on February 3, 2010, the day preceding the grant date; and on April 8, 2010, Mr. Fishman was awarded options to purchase 40,000 shares of our common stock at an exercise price of $4.57, which was the closing price of our company’s common stock on April 7, 2010, the day preceding the grant date. These awards of stock options to Mr. Fishman under the Partner Leveraged Stock Purchase Program vest in full on the third anniversary of the respective dates of grant, subject to continued employment with our company, unless termination is involuntary without cause. Upon involuntary termination without cause, vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the respective dates of grant. Under this program, if Mr. Fishman sells any shares of our company stock before the expiration date of these options awards, which reduces the aggregate number of shares deemed to be held by Mr. Fishman or for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for them under such Guidelines, then the number of shares purchasable under these options awards, whether vested or not vested, shall be immediately reduced by two options per each share sold.

On April 27, 2011, Mr. Fishman was awarded options to purchase 100,000 shares of our common stock under the 2006 LTIP as a one-time grant for incentive and retention purposes, approved by the Compensation Committee to closer align Mr. Fishman’s equity ownership levels to other named executive officers. The options have an exercise price of $3.60, which was the closing price of our common stock on April 26, 2011, the day preceding grant, will vest in full on the third anniversary of the date of grant, subject to continued employment, and will expire on the seventh anniversary of the date of grant.

Unvested restricted shares/RSUs held by Mr. Fishman at December 31, 2011 vest as follows: 42,223 RSUs will vest in two equal annual installments beginning on February 21, 2012, 5,000 shares will vest in full on June 7, 2012, 3,767 RSUs will vest in two equal annual installments beginning on August 9, 2012, 297 RSUs will vest in full on August 9, 2013, 100,000 RSUs will vest in three equal annual installments beginning on April 27, 2014, and 68,750 RSUs will vest in full on February 23, 2015.

(4)	As part of our company’s Partner Leveraged Stock Purchase Program, in which members of our Partnership group, other than named executive officers, were awarded two options for each share of our company’s common stock purchased, Mr. Lloyd, who was not an executive officer of our company at the time, was granted the following options awards: On December 24, 2009, Mr. Lloyd was awarded options to purchase 20,000 shares of our common stock at an exercise price of $6.80, which was the closing price of our company’s common stock on December 23, 2009, the day preceding the grant date. This award of stock options to Mr. Lloyd under the Partner Leveraged Stock Purchase Program vest in full on the third anniversary of the date of grant, subject to continued employment with our company, unless termination is involuntary without cause. Upon involuntary termination without cause, vested and unvested options as of the date of employment termination shall continue to vest and be exercisable until the earlier of the third anniversary of the employment termination date or the options expiration date, which is the sixth anniversary of the date of grant. Under this program, if Mr. Lloyd sells any shares of our company stock before the expiration date of these options awards, which reduces the aggregate number of shares deemed to be held by Mr. Lloyd for purposes of the company’s Partner Ownership Guidelines to less than the minimum number of shares established for them under such Guidelines, then the number of shares purchasable under this options award, whether vested or not vested, shall be immediately reduced by two options per each share sold.

On January 4, 2010, in recognition of Mr. Lloyd’s increased responsibilities, we granted Mr. Lloyd options to purchase 160,000 shares of our common stock as a one-time grant under the 2006 LTIP for incentive and retention purposes. The options have an exercise price of $6.18, which was the closing price of our company’s common stock on December 31, 2009, the trading day preceding the date of grant, will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, and will expire on the seventh anniversary of the date of grant.

Unvested RSUs held by Mr. Lloyd at December 31, 2011 vest as follows: 60,484 RSUs will vest in two equal annual installments beginning on June 23, 2012, 30,000 RSUs will vest in three equal annual installments beginning on January 4, 2013, 106,036 RSUs will vest in three equal annual installments beginning on January 29, 2013, and 68,750 RSUs will vest in full on February 23, 2015.

(5)	In connection with our July 2006 private offering, Arlington Asset’s Board of Directors, which at the time included Mr. Hendrix, awarded 135,000 stock options under the 2006 LTIP to Mr. Neuhauser with 3-year cliff vesting on August 16, 2009, the third anniversary of the grant date, an exercise price of $15 per share, and a six-year term until expiration, subject to continued employment with our company.

On August 20, 2008, Mr. Neuhauser was granted options to purchase 160,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $5.61 per share, which was the closing price of our common stock on August 19, 2008, the day preceding the date of grant, will vest in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, subject to continued employment with our company, and will expire on the seventh anniversary of the date of grant.

On February 9, 2010, Mr. Neuhauser was awarded options to purchase 150,000 shares of our common stock as a one-time grant under the 2006 LTIP for incentive and retention purposes. The options have an exercise price of $5.43, which was the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, will vest in full on the third anniversary of the date of grant, subject to continued employment with our company, and will expire on the sixth anniversary of the date of grant.

Unvested restricted shares/RSUs held by Mr. Neuhauser at December 31, 2011 vest as follows: 53,334 RSUs will vest in two equal annual installments beginning on February 21, 2012, 34,563 RSUs will vest in full on February 24, 2012, 6,667 shares will vest in full on June 7, 2012, 129,512 RSUs will vest in full on February 9, 2013, and 37,500 RSUs will vest in full on February 23, 2015.

(6)	The market value of the restricted shares and RSUs that have not vested as of December 31, 2011 was calculated based on $2.05 per share, the closing price of our company’s common stock on December 30, 2011. Dividends, if any, will be paid on outstanding shares of restricted stock at the same rate as paid to all holders of record of our common stock. For 2011, we did not pay any dividends on shares of our common stock.

Option Exercises and Stock Vested

No stock options to purchase shares of our common stock were exercised by our named executive officers in 2011. In 2011, the following restricted shares/RSUs vested to our named executive officers:

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard J. Hendrix	53,333	202,132	(1)
Bradley J. Wright	24,373	88,730	(2)
Adam J. Fishman	30,972	113,486	(3)
Michael A. Lloyd	43,683	146,775	(4)
James C. Neuhauser	77,125	286,098	(5)

(1)	RSUs of Mr. Hendrix vested in 2011 as follows: 53,333 RSUs vested on February 22, 2011. The market price of our common stock on that date closed at $3.79.

(2)	Restricted shares/RSUs of Mr. Wright vested in 2011 as follows: 4,122 RSUs vested on February 9, 2011. The market price of our common stock on that date closed at $3.80. 6,141 RSUs vested on February 24, 2011. The market price of our common stock on that date closed at $3.59. 8,333 shares vested on February 25, 2011. The market price of our common stock on that date closed at $3.62. 5,777 RSUs vested on April 21, 2011. The market price of our common stock on that date closed at $3.61.

(3)	Restricted shares/RSUs of Mr. Fishman vested in 2011 as follows: 2,979 shares vested on February 1, 2011. The market price of our common stock on that date closed at $3.84. 21,110 RSUs vested on February 22, 2011. The market price of our common stock on that date closed at $3.79. 5,000 shares vested on June 7, 2011. The market price of our common stock on that date closed at $3.41. 1,883 RSUs vested on August 9, 2011. The market price of our common stock on that date closed at $2.65.

(4)	RSUs of Mr. Lloyd vested in 2011 as follows: 43,683 RSUs vested on June 23, 2011. The market price of our common stock on that date closed at $3.36.

(5)	Restricted shares/RSUs of Mr. Neuhauser vested in 2011 as follows: 21,193 shares vested on February 15, 2011. The market price of our common stock on that date closed at $3.83. 26,666 RSUs vested on February 22, 2011. The market price of our common stock on that date closed at $3.79. 22,599 RSUs vested on February 24, 2011. The market price of our common stock on that date closed at $3.59. 6,667 shares vested on June 7, 2011. The market price of our common stock on that date closed at $3.41.

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

The following tables represent the payments due to our named executive officers in the event termination or change in control payments would have been triggered under the 2006 LTIP and Mr. Hendrix’s employment agreement as of December 31, 2011. For further information on the terms of Mr. Hendrix’s employment agreement, see “Certain Relationships and Transactions with Related Persons — Employment Agreement With Our President and Chief Executive Officer” above and also the actual employment agreement, which we filed as an exhibit to our Quarterly Report on Form 10-Q on May 12, 2008.

Payments Due Upon Termination Without Cause or Resignation for Good Reason

Name	Cash Payment ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)(3)	Total ($)
Richard J. Hendrix	4,350,471	2,263,335	—	—	—	117,318	6,731,124
Bradley J. Wright	14,423	—	—	—	—	—	14,423
Adam J. Fishman	15,385	—	—	—	—	—	15,385
Michael A. Lloyd	15,385	—	—	—	—	—	15,385
James C. Neuhauser	19,231	—	—	—	—	—	19,231

(1)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, Mr. Hendrix is entitled to receive within ten days after the termination of his employment a single-sum cash payment equal to two times the average total annual salary and performance bonus earned by and paid to Mr. Hendrix with respect to the two fiscal years preceding the date of termination. In addition, in the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, the unpaid portion of any earned and accrued, but not yet paid, annual salary shall be paid to Mr. Hendrix in a lump sum within ten days after the termination of his employment. For the purposes of this table, we assume that the termination occurred on December 31, 2011, before he received the last bi-weekly payment of the year.

In the event of termination without cause or resignation for good reason as of December 31, 2011, Messrs. Wright, Fishman, Lloyd and Neuhauser would receive the unpaid portion of earned and accrued, but not yet paid, annual salary.

(2)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, all unvested incentive equity and equity-based awards, including any performance-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Code based on a performance measurement period beginning after January 1, 2009, shall immediately vest and any time-based forfeiture restrictions shall immediately lapse. The value of all restricted shares and RSUs whose time-based forfeiture provisions would lapse is based on the number of shares multiplied by $2.05 per share, the closing price of our common stock on December 30, 2011, the last trading day of the year. All outstanding options have an exercise price greater than the closing price of our common stock on December 30, 2011, the last trading day of the year; therefore, the value of those options for purposes of this table at that date was zero.

(3)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, our company shall, for five years, provide Mr. Hendrix and his qualified beneficiaries health plan coverage through our group health plans while Mr. Hendrix is eligible under COBRA or shall reimburse Mr. Hendrix for premiums he incurs under a substantially similar private health insurance plan thereafter. For the purposes of this table, we assume that the cost of the health plan coverage is the same as the average per-employee amount we pay to provide our employees health care coverage in 2012, with an annual cost increase trend of 10%, as projected by our external healthcare benefits advisor.

Payments Due Upon Termination Without Cause Due to A Reduction in Force

Name	Cash Payment ($)		Stock Awards ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)(5)	Total ($)
Richard J. Hendrix	4,350,471	(1)	2,263,335	(1)	—	—	—	117,318	6,731,124
Bradley J. Wright	14,423	(2)	85,235	(3)	—	—	—	—	99,658
Adam J. Fishman	15,385	(2)	124,255	(3)	—	—	—	—	139,640
Michael A. Lloyd	15,385	(2)	207,044	(3)	—	—	—	—	222,429
James C. Neuhauser	19,231	(2)	328,408	(3)	—	—	—	—	347,639

(1)	Our 2006 LTIP specifically contemplates a termination without cause due to a reduction in force, whereas Mr. Hendrix’s employment agreement contemplates a termination without cause more broadly. This table includes the same information for Mr. Hendrix as the table above entitled “Payments Due Upon Termination Without Cause or Resignation for Good Reason.” Please refer to the footnotes of that table for details of payments to Mr. Hendrix that would have been made if he had been terminated without cause due to a reduction in force on December 31, 2011.

(2)	In the event of termination without cause due to a reduction in force as of December 31, 2011, Messrs. Wright, Fishman, Lloyd and Neuhauser would receive the unpaid portion of earned and accrued, but not yet paid, annual salary.

(3)	In the event of a termination without cause due to a reduction in force, and pursuant to our 2006 LTIP, our named executive officers’ unvested options shall be forfeited, restricted stock and RSUs subject to cliff vesting or annual pro rata vesting provisions shall vest pro rata and remaining unvested restricted stock and RSUs shall be forfeited, and all performance awards (as defined in the 2006 LTIP) shall be payable pro rata at the end of the applicable performance period and only if the associated performance goals are achieved.

The value of unvested restricted shares and RSUs is based on the number of shares that would vest in the event of a termination without cause due to a reduction in force multiplied by $2.05, which was the closing price of our common stock on December 30, 2011, the last trading day of the year.

(4)	All outstanding vested options have an exercise price greater than the closing price of our common stock on December 30, 2011, the last trading day of the year; therefore, the value of those options for purposes of this table at that date was zero. As noted above, and pursuant to our 2006 LTIP, unvested options shall be forfeited in the event of a termination without cause due to a reduction in force.

(5)	In the event of a termination of Mr. Hendrix’s services to us without cause (i.e., due to a reduction in force), our company shall, for five years, provide Mr. Hendrix and his qualified beneficiaries health plan coverage through our group health plans while Mr. Hendrix is eligible under COBRA or shall reimburse Mr. Hendrix for premiums he incurs under a substantially similar private health insurance plan thereafter. For the purposes of this table, we assume that the cost of the health plan coverage is the same as the average per-employee amount we pay to provide our employees health care coverage in 2012, with an annual cost increase trend of 10%, as projected by our external healthcare benefits advisor.

Payments Due Upon Termination Due to Death or Disability

Name	Cash Payment ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)	Total ($)
Richard J. Hendrix	28,846	2,263,335	—	—	—	—	2,292,181
Bradley J. Wright	14,423	237,767	—	—	—	—	252,190
Adam J. Fishman	15,385	451,076	—	—	—	—	466,461
Michael A. Lloyd	15,385	543,804	—	—	—	—	559,189
James C. Neuhauser	19,231	536,231	—	—	—	—	555,462

(1)	In the event of a termination of Mr. Hendrix’s services to us due to his death or disability, the unpaid portion of any earned and accrued, but not yet paid, annual salary shall be paid to his estate in a lump sum. In addition, in the event of a termination of Mr. Hendrix’s services to us due to his death or disability, Mr. Hendrix is also entitled to any unpaid amounts of any earned and accrued, but not yet paid, amounts under any bonus, equity or long-term incentive plan of our company then in effect. For the purposes of this table, we assume that Mr. Hendrix died or became disabled on December 31, 2011, before receiving the last bi-weekly payment of the year.

In the event of termination due to death or disability as of December 31, 2011, Messrs. Wright, Fishman, Lloyd and Neuhauser would be entitled to the unpaid portion of earned and accrued, but not yet paid, annual salary.

(2)	In the event of a termination of Mr. Hendrix’s services to us due to his death or disability, and pursuant to his employment agreement with us, all unvested incentive equity and equity-based awards shall immediately vest and any time-based forfeiture restrictions shall immediately lapse.

In the event of a termination due to death or disability, and pursuant to the 2006 LTIP, unvested options shall immediately vest and become fully exercisable (and remain exercisable for one year), all unvested restricted stock and RSUs shall fully vest and become free of all restrictions and deferral limitations, and all performance awards (as defined in the 2006 LTIP) shall be considered to be earned and payable and any deferral or other restriction shall lapse.

The value of all unvested restricted shares and RSUs is based on the number of shares that would vest in the event of a termination due to death or disability multiplied by $2.05, which was the closing price of our common stock on December 30, 2011, the last trading day of the year.

For purposes of this table, we assume that each named executive officer died or became disabled on December 31, 2011.

(3)	All outstanding options have an exercise price greater than the closing price of our common stock on December 30, 2011, the last trading day of the year; therefore, the value of those options for purposes of this table at that date was zero.

Payments Due Upon Change in Control

Name	Cash Payment ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Benefits ($)	Total ($)

Richard J. Hendrix	—	2,263,335	—	—	—	—	2,263,335
Bradley J. Wright	—	237,767	—	—	—	—	237,767
Adam J. Fishman	—	451,076	—	—	—	—	451,076
Michael A. Lloyd	—	543,804	—	—	—	—	543,804
James C. Neuhauser	—	536,231	—	—	—	—	536,231

(1)	The value of all unvested restricted shares and RSUs is based on the number of shares and RSUs that would vest upon a change in control multiplied by $2.05, which was the closing price of our common stock on December 30, 2011, the last trading day of the year.

Unless an award agreement made under the 2006 LTIP states otherwise, upon a change in control, all unvested options shall immediately vest and become fully exercisable, all unvested restricted stock and RSUs shall fully vest and become free of all restrictions and deferral limitations, and all performance awards (as defined in the 2006 LTIP) shall be considered to be earned and payable and any deferral or other restriction shall lapse. Certain award agreements for our named executive officers state that the Compensation Committee shall determine the impact of a change in control, including whether RSUs will vest and become free of restrictions and deferral limitations or will be assumed or substituted for by the successor company. For purposes of this table, if the Compensation Committee were to have determined that the RSUs subject to this provision were to be assumed or substituted for by the successor company, then the “Stock Awards” amounts for this table would instead be as follows:

Name	Stock Awards ($)
Richard J. Hendrix	—
Bradley J. Wright	34,167
Adam J. Fishman	10,250
Michael A. Lloyd	—
James C. Neuhauser	13,667

(2)	All outstanding options have an exercise price greater than the closing price of our common stock on December 30, 2011, the last trading day of the year; therefore, the value of those options for purposes of this table at that date was zero.

COMPENSATION COMMITTEE REPORT

The following report is submitted by the Compensation Committee of the Board of Directors of FBR & Co. (the “Company”), which is composed of three independent directors, Messrs. Reimers, Hynes and Michael. The Board of Directors has concluded that each member of the Compensation Committee is independent, and that during 2011 each member of the Compensation Committee was independent, in each case according to the independence standards set forth in the NASDAQ listing standards and the Company’s Corporate Governance Guidelines.

The Compensation Committee oversees the Company’s compensation program on behalf of the Board of Directors. During 2011, the Compensation Committee met six times. In fulfilling its oversight duties, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this proxy statement.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in the proxy statement and the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The report of the Compensation Committee set forth in this proxy statement shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this proxy statement by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

Respectfully submitted,

Arthur J. Reimers, Chairman
Thomas J. Hynes, Jr.
Ralph S. Michael, III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Management

The following table shows the number of shares of our common stock known by us to be beneficially owned at April 10, 2012, by each director, each nominee for director, each named executive officer and all directors and executive officers as a group.

For purposes of the table below, beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless indicated otherwise in the footnotes to the table below, each individual has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

	FBR & Co.
	Common Stock
Name of Beneficial Owners	Shares Beneficially Owned (#)		Percent of Class(1)
Richard J. Hendrix	529,345	(2)	*
Bradley J. Wright	31,600	(3)	*
James C. Neuhauser	463,033	(4)	*
Michael A. Lloyd	81,406		*
Adam J. Fishman	196,490	(5)	*
Eric F. Billings	573,868	(6)(14)	1.04%
Reena Aggarwal (director as of March 24, 2011)	42,013	(7)(14)	*
Thomas J. Hynes, Jr.	137,723	(8)(14)	*
Adam J. Klein	—	(9)	*
Richard A. Kraemer	274,075	(10)(14)	*
Ralph S. Michael, III	65,920	(11)(14)	*
Thomas S. Murphy, Jr.	—	(12)	*
Arthur J. Reimers	550,131	(13)	1.00%
All executive officers and directors of FBR as a group (15 persons)	3,109,780		5.57%

*	Less than 1%.

(1)	Based on 55,274,401 shares of our company’s common stock outstanding as of April 10, 2012. Our shares outstanding on such date include 237,369 shares issued pursuant to restricted stock award agreements under the 2006 LTIP. The holders of these shares agreed not to vote or grant a proxy to vote such shares until the applicable voting restrictions lapse. Shares of our company’s common stock subject to options and currently exercisable, or exercisable within 60 days of April 10, 2012, are deemed outstanding for computing the percentage of the class owned by the person holding such options but are not deemed outstanding for computing the percentage of the class owned by any other person. Shares of our company’s common stock subject to restrictions (RSUs ) and vesting within 60 days of April 10, 2012 are deemed outstanding for computing the percentage of the class owned by the person holding such RSUs and restricted shares of common stock but are not deemed outstanding for computing the percentage of the class owned by any other person.
(2)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hendrix includes 356,657 shares of our common stock issuable to Mr. Hendrix upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(3)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Wright includes 5,777 RSUs (subject to tax withholding) that are vesting within 60 days of April 10, 2012 and 11,556 shares of our common stock issuable to Mr. Wright upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(4)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Neuhauser includes 188,333 shares of our common stock issuable to Mr. Neuhauser upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012 and includes 6,667 restricted shares of our common stock (subject to tax withholding) that will vest within 60 days of April 10, 2012.
(5)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Fishman includes 53,889 shares of our common stock issuable to Mr. Fishman upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012 and includes 5,000 restricted shares of our common stock (subject to tax withholding) that will vest within 60 days of April 10, 2012.
(6)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Billings includes 330,904 shares of our common stock issuable to Mr. Billings upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(7)	The number of shares of our company’s common stock shown as beneficially owned by Dr. Aggarwal includes 42,013 shares of our common stock issuable to Dr. Aggarwal upon exercise of options that are exercisable with 60 days of April 10, 2012.
(8)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hynes includes 127,723 shares of our common stock issuable to Mr. Hynes upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(9)	Mr. Klein is a member of our Board of Directors and a Principal of Crestview Advisors, LLC. Through affiliates, Crestview Advisors, LLC beneficially owns 11,191,641 shares of our common stock. Crestview Advisors, LLC provides investment advisory and management services to investment funds affiliated with Crestview Partners GP, L.P. and, either directly or through an affiliate, a limited partner of Crestview Partners GP, L.P., the general partner of each of the investment funds that are members of Forest Holdings LLC and Forest Holdings (ERISA) LLC. Crestview Advisors, LLC also provides advisory services to us. Mr. Klein disclaims beneficial ownership of any shares of common stock shown as beneficially owned by Crestview Partners GP, L.P. in the table appearing under the heading “Security Ownership by Certain Beneficial Owners” below, except to the extent of his pecuniary interest in such shares.

(10)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Kraemer includes 254,075 shares of our common stock issuable to Mr. Kraemer upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(11)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Michael includes 60,920 shares of our common stock issuable to Mr. Michael upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(12)	Mr. Murphy is a member of our Board of Directors and a Managing Director of Crestview Advisors, LLC Through affiliates, Crestview Advisors, LLC beneficially owns 11,191,641 shares of our common stock. Crestview Advisors, LLC provides investment advisory and management services to investment funds affiliated with Crestview Partners GP, L.P. and, either directly or through an affiliate, a limited partner of Crestview Partners GP, L.P., the general partner of each of the investment funds that are members of Forest Holdings LLC and Forest Holdings (ERISA) LLC. Crestview Advisors, LLC also provides advisory services to us. Mr. Murphy is also the President of Crestview, L.L.C., the general partner of Crestview Partners GP, L.P. Mr. Murphy disclaims beneficial ownership of any shares of common stock shown as beneficially owned by Crestview Partners GP, L.P. in the table appearing under the heading “Security Ownership by Certain Beneficial Owners” below, except to the extent of his pecuniary interest in such shares.
(13)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Reimers includes 483,464 shares of our common stock issuable to Mr. Reimers upon exercise of options that are currently exercisable or exercisable within 60 days of April 10, 2012.
(14)	The number of shares of common stock beneficially owned by each of our non-employee directors and director nominees does not include the non-employee director RSUs that have been awarded under the 2006 LTIP, in the following amounts: Mr. Billings — 103,876 RSUs, Dr. Aggarwal — 10,000 RSUs, Mr. Hynes — 25,969 RSUs, Mr. Kraemer — 32,460 RSUs and Mr. Michael — 25,969 RSUs. We describe director compensation in detail in “ Item 11. Executive Compensation—Executive Compensation—Compensation of Non-Employee Directors.”

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

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percent of Class(1)
Crestview Partners GP, L.P. 667 Madison Avenue New York, New York 10021	Common Stock	11,191,641(2)	20.2%

NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, California 90067	Common Stock	4,788,233(3)	8.7%

Invesco Ltd. 1555 Peachtree Street NE Atlanta, Georgia 30309	Common Stock	4,319,848(4)	7.8%

Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	Common Stock	3,322,900(5)	6.03%

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	Common Stock	2,861,160(6)	5.2%

BlackRock Inc. 55 East 52nd Street New York, New York 10055	Common Stock	2,843,716(7)	5.1%

(1)	Based on 55,274,401 shares of our company’s common stock outstanding as of April 10, 2012. Our shares outstanding on such date include 237,369 shares issued pursuant to restricted stock award agreements under our 2006 LTIP. The holders of these shares agreed not to vote or grant a proxy to vote such shares until the applicable voting restrictions lapse. Shares of our company’s common stock subject to options currently exercisable, or exercisable within 60 days of April 10, 2012, are deemed outstanding for computing the percentage of the class owned by the person holding such options but are not deemed outstanding for computing the percentage of the class owned by any other person.
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
(3)	This information is based on a Schedule 13G report filed by NWQ Investment Management Company, LLC (“NWQ”) on February 14, 2012. The number of shares of our company’s common stock shown as beneficially owned by NWQ includes 4,614,966 shares over which NWQ has sole voting power and 4,788,233 shares over which NWQ has sole dispositive power.
(4)	This information is based on a Schedule 13G report filed by Invesco Ltd. (“Invesco”) on February 13, 2012. The number of shares of our company’s common stock shown as beneficially owned by Invesco includes 6,287,000 shares over which Invesco Advisers, Inc. has sole voting and sole dispositive power and 32,848 shares over which Invesco Powershares Capital Management has sole voting and sole dispositive power.
(5)	This information is based on a Schedule 13G report filed by Wellington Management Company, LLP (“Wellington”) on February 14, 2011. The number of shares of our company’s common stock shown as beneficially owned by Wellington includes 3,322,900 shares over which Wellington has shared voting power and 3,322,900 shares over which Wellington has shared dispositive power.
(6)	This information is based on a Schedule 13G report filed by The Vanguard Group, Inc. (“Vanguard”) on February 9, 2012. The number of shares of our company’s common stock shown as beneficially owned by Vanguard includes 47,105 shares over which Vanguard has sole voting power, 2,814,055 shares over which Vanguard has sole dispositive power and 47,105 shares over which Vanguard has shared dispositive power.
(7)	This information is based on a Schedule 13G report filed by BlackRock Inc. (“BlackRock”) on February 9, 2012. The number of shares of our company’s common stock shown as beneficially owned by BlackRock includes 2,843,716 shares over which BlackRock has sole voting power and 2,843,716 shares over which BlackRock has sole dispositive power.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2011, information with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans Approved by Shareholders	7,069,276(1)	$7.71	3,699,749
	6,664,930(2)	N/A
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	13,734,206	$7.71	3,699,749

(1)	Represents stock options.
(2)	Represents RSUs. Assumes that all applicable performance targets will be met, and as a result, performance-based RSUs will vest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Crestview

Amended and Restated Voting Agreement

In May 2009, we amended and restated the Voting Agreement with certain affiliates of Crestview and entered into the Amended and Restated Voting Agreement. The material terms of the Amended and Restated Voting Agreement are summarized below and is qualified in its entirety by reference to the Amended and Restated Voting Agreement.

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

Continuing Committee Representation

For so long as Crestview has the right to designate one of our directors, under the terms of the Amended and Restated Voting Agreement, each committee of our Board of Directors will have as a member at least one Crestview director. To the extent that applicable law or the NASDAQ Marketplace Rules prevent such director from serving as a member of a committee of our Board of Directors, the Crestview director will have certain observation rights.

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

On June 14, 2010, the professional services agreement with an affiliate of Crestview was amended to reflect a decision made by the company’s Board of Directors on June 3, 2010 to give Crestview the right to receive restricted shares of the company’s common stock and/or options to purchase shares of the company’s common stock in lieu of a portion of the cash advisory fee payable to the affiliate of Crestview under the professional services agreement. Pursuant to the amended professional services agreement, the affiliate of Crestview has the right to elect to receive a portion of its advisory fee in restricted shares of the company’s common stock and/or options to purchase shares of the company’s common stock, with terms that are substantially similar to the annual retainer terms available to the company’s non-employee directors, up to an amount equal to the lesser of twice the minimum annual retainer payable to the company’s non-employee directors and its full advisory fee. On June 1, 2011, Crestview’s affiliate received 168,067 options to purchase shares of the company’s common stock issued at an exercise price of $3.63 per share.

Transactions With Executive Officers, Directors and Other Related Persons

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

The agreements and transactions described under “ — Transactions with Crestview,” “ — Other Transactions with Crestview” and “ — Transactions with Executive Officers, Directors and Other Related Persons” were reviewed and approved or ratified in accordance with our Related Party Transaction Policy except for those entered into in connection with our July 2006 private offering, which occurred prior to our initial public offering and the adoption of our Related Party Transaction Policy.

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

Retirement and Director Service Agreements With Our Chairman and Then-Chief Executive Officer

As previously disclosed, Eric F. Billings retired as our Chief Executive Officer effective January 1, 2009 and Richard J. Hendrix succeeded him in that role. As we announced on December 22, 2008, Mr. Billings has continued to serve as the non-executive Chairman of our Board of Directors. In connection with his retirement, Mr. Billings and our company entered into a retirement agreement (the “Retirement Agreement”) and a director service agreement (the “Director Agreement”) on December 21, 2008, effective as of January 1, 2009.

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

In connection with his retirement, it was expected that Mr. Billings would continue to have active involvement in crucial business development and relationship management aspects of our company’s business, and help to grow and strengthen our company’s client relationships. In consideration of these efforts and to incentivize these actions, our company entered into the Director Agreement, which provides that for three years (i) our company will nominate Mr. Billings to serve as a Board member, (ii) Mr. Billings will receive an annual Chairman’s fee of $400,000, at the same time and in the same form as the fees paid to other Board members, and (iii) Mr. Billings will be eligible to receive an annual bonus. For 2009, the Director Agreement provided that Mr. Billings would receive a bonus, based on agreed-upon, activity-based performance metrics, of at least $1.5 million. For 2010 and 2011, the Director Agreement provided that there will be no minimum bonus and the annual bonus will be based on our company’s and Mr. Billings’ actual performance, as determined by our Chief Executive Officer in consultation with the Compensation Committee of the Board. For 2010 and 2011, Mr. Billings did not receive a bonus payment. As provided for in the Director Agreement, any annual bonus earned by Mr. Billings will be paid on the same terms and in the same form as the annual bonuses we pay to our Executive Committee under our company’s Incentive Compensation Program generally and we will, except as provided below, pay or grant the bonus no later than March 15 of each year following the calendar year for which the applicable bonus is awarded. Any bonus amount deferred into equity in our company pursuant to any deferral plan or program shall vest subject to Mr. Billings’ compliance with the restrictive covenants in the Retirement Agreement described above. However, any then unvested equity awards shall (A) vest in full and be settled immediately upon Mr. Billings’ death and (B) vest in full and upon the occurrence of a change in control (as defined in the Retirement Agreement) and (1) be settled immediately upon such change in control in the event it is a “change in control event” within the meaning of Section 409A of the Code or (2) otherwise be settled in accordance with its terms.

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

If Mr. Hendrix’s employment is terminated for Cause (as defined below) or he voluntarily resigns without Good Reason (as defined below), he will be entitled to receive (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination, (ii) all vested rights and benefits under any retirement or other benefit plan or program, and (iii) reimbursement of expenses incurred prior to the date of termination. For purposes of the agreement, “Cause” means Mr. Hendrix’s:

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

For purposes of the agreement, “Good Reason” means:

•

a “Change in Control” of our company as that term is defined in our 2006 LTIP, followed within one year following the Change in Control (it being agreed and understood that this provision will survive any expiration of the term of the agreement that occurs during such one-year period following a Change in Control for the remaining portion of such one-year period) by any demotion of Mr. Hendrix or any material diminution in Mr. Hendrix’s authority, duties and responsibilities, or the assignment to Mr. Hendrix of duties materially inconsistent with Mr. Hendrix’s position or positions with us; provided, however, that any merger or business combination of our company solely with Arlington Asset or any other affiliate of our company or any sale, distribution or other disposition (other than as provided for in the next clause) by Arlington Asset of its ownership interest in our company shall not be deemed to be a Change in Control for purposes of the agreement; and provided further that a sale of the control position owned directly or indirectly by Arlington Asset shall constitute a Change in Control for purposes of the agreement unless an investment group involving Crestview Partners, our company, or their affiliates, officers, and directors is the buyer of the Arlington Asset’s interest and no single entity or person directly or indirectly owns more than 50% of our company;

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

In making affirmative independence determinations, the Board broadly considers all relevant facts and circumstances, including, among other factors, the extent to which we make charitable contributions to tax exempt organizations with which the director, or director’s immediate family member, is affiliated. Using these criteria, the Board has affirmatively determined that the following directors have had no material relationship with our company and are independent under the NASDAQ listing standards and our Corporate Governance Guidelines: Reena Aggarwal, Thomas J. Hynes, Jr., Adam J. Klein, Richard A. Kraemer, Ralph S. Michael, III., Thomas S. Murphy, Jr., and Arthur J. Reimers.

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

Audit and Other Fees Paid to PricewaterhouseCoopers LLP in 2011 and 2010

Aggregate fees for professional services rendered to us and our subsidiaries by PwC for the years ended December 31, 2011 and 2010, were as follows (dollars in thousands):

	Year Ended December 31,
Fee Type	2011	2010
Audit Fees	$847	$854
Audit-Related Fees	25	55
Tax Fees	—	—
All Other Fees	4	3

Total	$876	$912

Audit Fees

Audit Fees represent the aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for the audit of our consolidated financial statements, the audit of the financial statements of our subsidiaries, the audit of the effectiveness of our internal control over financial reporting, the review of the financial statements included in our Quarterly Reports on Form 10-Q, and other services that are provided by PwC in connection with the statutory and regulatory filings that we and our subsidiaries are required to make, issuances of consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees

Audit-Related Fees represent the aggregate fees billed for professional services rendered by PwC for the audit of our employee benefit plan.

All Other Fees

All Other Fees represent the aggregate fees billed in each of the last two fiscal years for products and services provided by PwC, other than the services reported in “Audit Fees,” “Audit-Related Fees” and “Tax Fees” in the table above. In 2011 and in 2010, the amount relates to fees paid to PwC in connection with a license for accounting research software.

Audit Committee Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to review and, if appropriate, pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee pre-approved all of the services provided by PwC to our company and its subsidiaries during the fiscal year ended December 31, 2011.

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

FBR & CO.

Date: April , 2012	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer