Form 10-Q
period 2012-03-31
FBR & Co.
filed 2012-05-10
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2012 was 55,341,830 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$168,511	$135,792
Receivables:
Due from brokers, dealers and clearing organizations	9,481	6,048
Customers	5,631	3,937
Other	3,200	6,854
Financial instruments owned, at fair value	90,417	100,634
Other investments, at cost	25,621	25,744
Intangible assets, net	2,005	2,121
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	5,583	6,162
Prepaid expenses and other assets	7,439	10,791

Total assets	$317,888	$298,083

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$43,371	$35,496
Accrued compensation and benefits	10,054	15,760
Accounts payable, accrued expenses and other liabilities	16,908	15,280
Due to brokers, dealers and clearing organizations	22,282	6,250

Total liabilities	92,615	72,786

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 55,274,402 and 54,981,135 shares issued and outstanding, respectively	55	55
Additional paid-in capital	418,018	413,224
Employee stock loan receivable, including accrued interest (88,450 and 103,450 shares, respectively)	(576)	(673)
Restricted stock units	23,661	29,013
Accumulated other comprehensive income, net of taxes	18	19
Accumulated deficit	(215,903)	(216,341)

Total shareholders’ equity	225,273	225,297

Total liabilities and shareholders’ equity	$317,888	$298,083

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Investment banking:
Capital raising	$14,174	$15,110
Advisory	2,006	1,460
Institutional brokerage:
Principal transactions	6,502	5,836
Agency commissions	9,550	17,255
Asset management fees	4,023	3,981
Net investment income	2,009	5,599
Interest income, dividends and other	814	857

Total revenues	39,078	50,098

Expenses:
Compensation and benefits	19,529	29,001
Professional services	2,983	3,955
Business development	2,877	3,646
Clearing and brokerage fees	2,384	2,674
Occupancy and equipment	4,310	5,105
Communications	3,668	4,351
Other operating expenses	2,866	3,336

Total expenses	38,617	52,068

Income (loss) before income taxes	461	(1,970)
Income tax provision (benefit)	23	(65)

Net income (loss)	$438	$(1,905)

Basic and diluted income (loss) per share	$0.01	$(0.03)

Basic weighted average shares outstanding (in thousands)	56,380	63,510

Diluted weighted average shares outstanding (in thousands)	57,479	63,510

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$438	$(1,905)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	(1)	(2,435)

Comprehensive income (loss)	$437	$(4,340)

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2010	61,718	$62	$424,641	$34,239	$(706)	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(49,649)	(49,649)
Issuance of common stock, net of forfeitures	1,505	1	10,242	(12,070)	33	—	—	(1,794)
Repurchase of common stock	(8,242)	(8)	(23,230)	—	—	—	—	(23,238)
Stock compensation expense for options granted to purchase common stock	—	—	1,571	—	—	—	—	1,571
Issuance of restricted stock units	—	—	—	6,844	—	—	—	6,844
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	72	—	72

Balances at December 31, 2011	54,981	$55	$413,224	$29,013	$(673)	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	438	438
Issuance of common stock, net of forfeitures	793	1	5,580	(6,702)	97	—	—	(1,024)
Repurchase of common stock	(500)	(1)	(1,275)	—	—	—	—	(1,276)
Stock compensation expense for options granted to purchase common stock	—	—	489	—	—	—	—	489
Issuance of restricted stock units	—	—	—	1,350	—	—	—	1,350
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1)	—	(1)

Balances at March 31, 2012	55,274	$55	$418,018	$23,661	$(576)	$18	$(215,903)	$225,273

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$438	$(1,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	685	1,230
Stock compensation	1,865	2,236
Net investment income from investments	(2,009)	(5,599)
Other	434	435
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(3,433)	1,366
Customers	(1,997)	2,730
Other	3,654	1,796
Trading securities	4,522	(65,325)
Prepaid expenses and other assets	3,352	1,905
Changes in operating liabilities:
Trading securities sold but not yet purchased	7,875	24,600
Accrued compensation and benefits	(5,486)	(41,139)
Accounts payable, accrued expenses and other liabilities	482	(5,439)
Brokers, dealers and clearing organizations	16,032	4,359

Net cash provided by (used in) operating activities	26,414	(78,750)

Cash flows from investing activities:
Purchases of investments	(7,219)	(10,204)
Proceeds from sales of and distributions from investments	14,824	5,500
Purchases of furniture, equipment, software, and leasehold improvements	(124)	(636)

Net cash provided by (used in) investing activities	7,481	(5,340)

Cash flows from financing activities:
Repurchases of common stock	(1,275)	(2,512)
Proceeds from sales of common stock	99	—

Net cash used in financing activities	(1,176)	(2,512)

Net increase (decrease) in cash and cash equivalents	32,719	(86,602)
Cash and cash equivalents, beginning of period	135,792	236,077

Cash and cash equivalents, end of period	$168,511	$149,475

Supplemental Cash Flow Information:
Income tax payments	$34	$26

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience and market information (when available) and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results may differ from those estimates.

2.	Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of March 31, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2012	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$18,756	$17,082	$—	$1,674
Listed options	5,073	5,073	—	—
Convertible and fixed income debt instruments	44,871	—	44,871	—

	68,700	22,155	44,871	1,674
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	20,218	14,307	—	5,911
Designated as available-for-sale:
Marketable equity securities	164	164	—	—

	20,382	14,471	—	5,911

Other	1,335	830	—	505

Total	$90,417	$37,456	$44,871	$8,090

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$32,243	$32,243	$—	$—
Listed options	5,322	5,322	—	—
Convertible and fixed income debt instruments	5,806	—	5,806	—

Total	$43,371	$37,565	$5,806	$—

As of March 31, 2012, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $8,090, or 2.5% of the Company’s total assets at that date. Regarding these Level 3 financial assets, non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these non-public equity securities as of March 31, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$2,301	Over-the counter trading activity	$3.50 - $17.00/share	$9.95
Discounted cash flow	$5,284	Liquidation proceeds estimates Discount rate	$9.25 - $9.75/share 10%	$9.25 10%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these securities. For those non-public equity securities valued using discounted cash flows, a reduction in the liquidation proceeds estimate provided by the management of the corresponding entity or the use of a higher discount rate could result in a lower estimated fair value of these securities.

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

As of December 31, 2011, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $8,342, or 2.8% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and 2011, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net losses (realized/unrealized)
Included in earnings	248	2	250
Included in other comprehensive income	—	—	—
Purchases	96,633	—	96,633
Sales/Distributions	(97,122)	(13)	(97,135)

Ending balance, March 31, 2012	$7,585	$505	$8,090

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$126	$2	$128

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net losses (realized/unrealized)
Included in earnings	(18)	(55)	(73)
Included in other comprehensive income	—	—	—
Purchases	149,284	150	149,434
Sales/Distributions	(149,557)	—	(149,557)

Ending balance, March 31, 2011	$4,171	$650	$4,821

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(207)	$(55)	$(262)

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended March 31, 2012 and 2011.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three months ended March 31, 2012 and 2011, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended March 31,
	2012	2011
Total gains and losses included in earnings for the period:
Principal transactions	$120	$(18)
Net investment income (loss)	130	(55)
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$(2)	$(207)
Net investment income (loss)	130	(55)

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended March 31,
	2012	2011
Net gains recognized on trading securities	$1,899	$129
Less: Net (gains) losses recognized on trading securities sold during the period	(1,029)	—

Unrealized gains recognized on trading securities still held at the reporting	$870	$129

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of March 31, 2012 and December 31, 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2012
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$146	$20	$(2)	$164

	December 31, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$146	$19	$—	$165

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three months ended March 31, 2012 and 2011, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. As of March 31, 2012, the Company held one marketable equity security in an unrealized loss position, and based on the limited severity and duration of the loss, the Company does not consider this investment to be other than temporarily impaired.

There were no sales of marketable equity securities during the three months ended March 31, 2012 and 2011.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	March 31, 2012	December 31, 2011
Non-public equity securities	$25,304	$25,427
Note receivable	317	317

	$25,621	$25,744

The Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of these investments in non-public equity securities. the Company recorded no impairment losses during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, the Company received $-0- and $5,500, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $-0- and $5,500, respectively.

3.	Income Taxes:

During the three months ended March 31, 2012 and 2011, the Company recorded a tax provision/(benefit) of $23 and $(65), respectively. The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were 5.0% and 3.3%, respectively. These tax rates differed from statutory tax rates primarily due to a full valuation allowance on the deferred tax benefits of book losses incurred during these periods. The effective tax rate for three months ended March 31, 2012 also incorporates the benefit of net operating losses expected to be utilized during 2012.

As of March 31, 2012, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2012, FBRCM had net capital of $60,058, which was $56,281 in excess of its required net capital of $3,777.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three months ended March 31, 2011, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for that period. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	56,380	56,380	63,510	63,510
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,099	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	56,380	57,479	63,510	63,510

Net income (loss) applicable to common stock	$438	$438	$(1,905)	$(1,905)

Net income (loss) per common share	$0.01	$0.01	$(0.03)	$(0.03)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock Options—Employees and directors	6,940	7,931
Stock Options—Non-employee	3,424	3,256
Restricted Stock, unvested	108	517
Restricted Stock Units, unvested	5,902	7,279

	16,374	18,983

6.	Commitments and Contingencies:

As of March 31, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases of Martin J. Fuller v. Imperial Holdings, Inc., et al. and City of Roseville Employees Retirement System v. Imperial Holdings, et al, filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, have been removed to the United States District Court, Southern District of Florida. Subsequently, two additional complaints, alleging substantially identical claims, have been filed in the Southern District of Florida (Sauer v. Imperial Holdings, et al. and Pondick v. Imperial Holdings, et al.). The complaints, alleging claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering will likely be consolidated. Imperial has assumed its contractual obligation to indemnify the underwriters.

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

Share Repurchases

During the three months ended March 31, 2012, the Company repurchased 499,502 shares of its common stock in open market transactions at a weighted average share price of $2.55 per share for a total cost of $1,275. As a result of the repurchases during the three months ended March 31, 2012, the Company has remaining authority to repurchase 2,625,219 additional shares under the Board of Directors’ July 2010 directive.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2012 and 2011, the Company recognized compensation expense of $88 and $198, respectively.

Stock Compensation Plans

FBR & Co. 2006 Long-Term Incentive Plan (“FBR & Co. Long-Term Incentive Plan”)

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Stock options	$401	$193
Restricted shares	$26	$307
RSUs	$1,350	$1,538

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2012
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	2,675,371
Grant date fair value per share	$—	$—	$2.39

There were no shares of restricted stock or options granted during the three months ended March 31, 2012.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2012
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$1,869	$163	$13,842
Unvested awards	3,305,702	213,109	7,175,896
Weighted average vesting period	1.4 years	0.3 years	2.7 years

8.	Related Party Transactions:

Professional Services Agreement

Under the professional services agreement with Crestview Partners, L.P., the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. During the three months ended March 31, 2012 and 2011, the Company recognized $250 and $250, respectively, of expense associated with this agreement.

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

Prior to December 2011, the Company’s subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activites at FBRIL and terminate FBRIL’s registration with the FSA. During the three months ended March 31, 2012, FBRIL did not engage in any broker-dealer activities and its registration with the FSA was terminated. The Company’s revenues from foreign operations totaled $-0- and $1,828 for the three months ended March 31, 2012 and 2011, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended March 31, 2012
	Capital Markets	Asset Management	Principal Investing	Total
Revenues:
Investment banking	$16,180	$—	$—	$16,180
Institutional brokerage	16,052	—	—	16,052
Asset management fees	—	4,023	—	4,023
Net investment income	—	108	1,901	2,009
Net interest income, dividends and other	463	2	349	814

Total	32,695	4,133	2,250	39,078

Operating Expenses:
Variable	7,890	1,940	116	9,946
Fixed	26,463	2,120	88	28,671

Total	34,353	4,060	204	38,617

Pre-tax (loss) income	$(1,658)	$73	$2,046	$461

Compensation and benefits:
Variable	$2,374	$752	$115	$3,241
Fixed	15,098	1,144	46	16,288

Total	$17,472	$1,896	$161	$19,529

	Three Months Ended March 31, 2011
	Capital Markets	Asset Management	Principal Investing	Total
Revenues:
Investment banking	$16,570	$—	$—	$16,570
Institutional brokerage	23,091	—	—	23,091
Asset management fees	—	3,981	—	3,981
Net investment income	—	20	5,579	5,599
Net interest income, dividends and other	634	2	221	857

Total	40,295	4,003	5,800	50,098

Operating Expenses:
Variable	13,910	1,946	4	15,860
Fixed	33,998	2,085	125	36,208

Total	47,908	4,031	129	52,068

Pre-tax (loss) income	$(7,613)	$(28)	$5,671	$(1,970)

Compensation and benefits:
Variable	$6,958	$993	$1	$7,952
Fixed	19,898	1,079	72	21,049

Total	$26,856	$2,072	$73	$29,001

10.	Recent Accounting Pronouncements:

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

11.	Subsequent Events:

On May 9, 2012, the Company commenced a modified “Dutch auction” tender offer to purchase up to 4,000,000 shares, or about 7%, of its outstanding common stock, at a price of not less than $2.75 and not more than $3.00 per share. The offer to purchase shares, which is not conditioned upon any minimum number of shares being tendered, will expire on June 6, 2012, unless extended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year fiscal ended December 31, 2011.

Business Environment

The capital markets have been affected by the global economic challenges facing the U.S. and many nations in the Eurozone and instability in investor confidence. Weak flows into equity mutual funds, a reticence among investors to put capital at risk through new investments, and a decrease in trading volumes for both equity and fixed income securities resulted in significantly diminished volume of equity capital markets activity. Despite these challenges, the beginning of 2012 has seen a recovery in U.S. equity markets, and issuers’ demand for raising capital continues to grow as evidenced by an increase in registrations for public equity offerings. There remains a fair amount of uncertainty in the timing and execution of these transactions in future periods, as the outlook for the remainder of 2012 is still unclear and marked by significant risks, including; high levels of unemployment, the overhang of foreclosed and unsold homes, world-wide sovereign debt challenges and political instability in many regions around the world.

Executive Summary

For first quarter of 2012, our total revenues were $39.1 million, our pre-tax income was $0.5 million and our net income was $0.4 million, compared to total revenues of $50.1 million, a pre-tax loss of $2.0 million and a net loss of $1.9 million for the three months ended March 31, 2011. The improvement in our operating results in the first quarter of 2012 as compared to 2011 was primarily the result of the restructuring activities that we initiated in the fourth quarter of 2011 and the resulting reductions to our fixed costs that we realized in the first quarter of 2012. These cost reductions were primarily achieved through reductions in our workforce as our headcount as of March 31, 2012 is down approximately 40% since the first quarter of 2011.

The following is an analysis of our operating results by segment for the first quarters of 2012 and 2011.

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

	Three Months Ended March 31,
	2012	2011
Revenues:
Investment banking	$16,180	$16,570
Institutional brokerage	16,052	23,091
Net interest income, dividends and other	463	634

Total	32,695	40,295

Operating Expenses:
Variable	7,890	13,910
Fixed	26,463	33,998

Total(1)	34,353	47,908

Pre-tax loss	$(1,658)	$(7,613)

(1)	For the three months ended March 31, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $6,554 and $8,194, respectively.

The pre-tax loss from our capital markets segment decreased to $1.7 million for the first quarter of 2012 from $7.6 million for the first quarter of 2011. This decrease in pre-tax loss is attributable to decreases in both variable and fixed costs. Variable expenses decreased $6.0 million, or 43.3%, in 2012 reflecting a decrease in variable compensation and a decrease in clearing and brokerage costs. The decrease in variable compensation was attributable to a decrease in revenues, a reduction in employees and changes made to our variable compensation programs. The decrease in clearing and brokerage costs is directly related to the decline in institutional brokerage activity for the quarter. Fixed expenses decreased $7.5 million, or 22.2%, in 2012. This decrease is attributable to a reduction in employees since the end of the first quarter of 2011 and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $0.4 million to $16.2 million during the first quarter of 2012 from $16.6 million during the first quarter of 2011. In the first quarter of 2012, we completed seventeen investment banking transactions, including two book-run initial public offerings and one sole-managed private placement. Our first quarter of 2011 investment banking revenues were generated from fifteen transactions, including one book-run initial public offering and four private placements.

Our institutional brokerage revenues decreased $7.0 million to $16.1 million for the first quarter of 2012 from $23.1 million for the first quarter of 2011. This decrease was primarily due to the continuing decrease in equity trading volumes being experienced industry-wide during the first quarter of 2012 resulting from lower volatility in the market and net outflows from domestic equity funds.

Asset Management

Our asset management segment consists primarily of the management of The FBR Funds, a family of mutual funds. Our mutual fund assets under management increased 11.8% to $1.9 billion at March 31, 2012 from $1.7 billion at December 31 and March 31, 2011. The increase in mutual fund assets under management during the three months ended March 31, 2012 is primarily the result of net inflows of $135.1 million and a 7% increase in market value. The following table provides a summary of our results within the asset management segment (dollars in thousands).

	Three Months Ended March 31,
	2012	2011
Revenues:
Asset management fees	$4,023	$3,981
Other	110	22

Total	4,133	4,003

Operating Expenses:
Variable	1,940	1,946
Fixed	2,120	2,085

Total(1)	4,060	4,031

Pre-tax income (loss)	$73	$(28)

(1)	For the three months ended March 31, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $415 and $424, respectively.

The pre-tax income from our asset management segment of $73 thousand for the first quarter of 2012 compares to a pre-tax loss of $28 thousand for the first quarter of 2011. The improvement in pre-tax income is a result of increases in asset management fees as a result of an increase in our average assets under management during first quarter of 2012 as compared to the first quarter of 2011 and increased net investment income from investments in certain mutual funds. Operating expenses remained consistent during the first quarter of 2012 as compared to first quarter of 2011.

The following table provides details relating to our assets under management (dollars in millions):

	March 31, 2012	December 31, 2011
Mutual funds:
Equity	$1,713.0	$1,526.1
Balanced and fixed income	224.3	158.7

Total	$1,937.3	$1,684.8

Principal Investing

As of March 31, 2012, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Net investment income	$1,901	$5,579
Net interest income, dividends and other	349	221

Total	2,250	5,800

Operating Expenses:
Variable	116	4
Fixed	88	125

Total(1)	204	129

Pre-tax income	$2,046	$5,671

(1)	For the three months ended March 31, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $92 and $129, respectively.

The pre-tax income from our principal investing segment decreased to $2.0 million for the first quarter of 2012 from $5.7 million for the first quarter of 2011 as a result of a decrease in net investment income. Net investment income for the first quarter of 2012 includes net realized and unrealized gains of $1.9 million on trading securities held for investment purposes compared to first quarter of 2011 net investment income which includes a realized gain of $5.5 million on the sale of a merchant banking investment.

Investments

The total value of our investment portfolio was $47.3 million as of March 31, 2012. Of this total, $25.6 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $20.4 million was held in marketable and non-public equity securities, at fair value, and $1.3 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of March 31, 2012 (dollars in thousands):

	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
NBH Holdings Corp.(1)	1,049,906	$20,472
North American Financial Holdings, Inc.(1)	250,276	4,832
Institutional Financial Markets, Inc. (Note)	n/a	317

Total		$25,621
Marketable and non-public equity securities, at fair value		20,382
Investment funds, at fair value		1,335

Total investments		$47,338

(1)	As of March 31, 2012, these shares represent investments in non-public securities in which the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We recognized net income of $0.4 million in the first quarter of 2012 compared to a net loss of $1.9 million in the first quarter of 2011. This change in net income was primarily the result of the effects of cost reduction initiatives that were implemented during the fourth quarter of 2011, including an approximate 40% reduction in our headcount since the first quarter of 2011. Our net income for the first quarter of 2012 also includes a $23 thousand tax provision as compared to a $65 thousand tax benefit in the first quarter of 2011.

The pre-tax loss in our capital markets segment decreased to $1.6 million during the first quarter of 2012 from $7.6 million during the first quarter of 2011 due to a decrease in operating expenses partially offset by decreased institutional brokerage revenues. Our asset management segment generated pre-tax income of $73 thousand in the first quarter of 2012 compared to a pre-tax loss of $28 thousand during the first quarter of 2011. This change was primarily due to an increase in asset management fees and net investment income on certain investments in mutual funds. Offsetting these results was a decrease in pre-tax income from our principal investing segment to $2.0 million during the first quarter of 2012 from $5.7 million during the first quarter of 2011, reflecting a decrease in net investment income for the first quarter of 2012 as compared to the same period in 2011.

Our net revenues decreased 22.0% to $39.1 million during the first quarter of 2012 from $50.1 million during the first quarter of 2011 due to the changes in revenues discussed below.

Capital raising revenues decreased 6.0% to $14.2 million in the first quarter of 2012 from $15.1 million in the first quarter of 2011. In the first quarter of 2012, we completed two book-run initial public offerings and one sole-managed private placement compared to the first quarter of 2011 in which we completed one book-run initial public offering and four private placements.

Advisory revenues increased 33.3% to $2.0 million in the first quarter of 2012 from $1.5 million in the first quarter of 2011. We completed six assignments in the first quarter of 2012 as compared to three assignments in the first quarter of 2011.

Institutional brokerage revenues from agency commissions and principal transactions decreased 30.3% to $16.1 million in the first quarter of 2012 from $23.1 million in the first quarter of 2011. This decrease is primarily a result of a decrease in overall industry-wide trading volume during the first quarter of 2012 as compared to 2011.

Asset management fees were consistent generating $4.0 million in the first quarter of both 2012 and 2011. Although our average assets under management increased in the first quarter of 2012 as compared to the first quarter of 2011 the components of the increase among our funds resulted in comparable revenues in 2012 as compared to the prior year.

Net investment income decreased 64.3% to $2.0 million in the first quarter of 2012 compared to $5.6 million in the first quarter of 2011. Net investment income for the first quarter of 2012 includes net unrealized gains of $0.9 million on trading securities held for investment purpose and the net realized gains of $1.0 million on trading securities held for investment purposes as compared to the results for the first quarter of 2011 which is primarily comprised of the recognition of a realized gain of $5.5 million on the sale of a merchant banking investment.

Net interest income, dividends and other revenues decreased 11% to $0.8 million in the first quarter of 2012 from $0.9 million in the first quarter of 2011. This decrease is primarily attributable to a reduction in interest income as a result of a decrease in the average balance of convertible and fixed income securities held on our trading desks in 2012 as compared to 2011.

Total expenses decreased 25.9% to $38.6 million in the first quarter of 2012 from $52.1 million in the first quarter of 2011. This decrease was caused by the changes in expenses described below.

Compensation and benefits expenses decreased 32.8% to $19.5 million in the first quarter of 2012 from $29.0 million in the first quarter of 2011. Fixed compensation decreased $4.8 million in 2012 reflecting the effects of an approximate 40% reduction in our headcount since the end of the first quarter of 2011. Our fixed compensation costs in the first quarter of 2011 included severance costs of $0.8 million that are not comparable to the first quarter of 2012. Variable compensation decreased $4.7 million during the first quarter of 2012 as compared to first quarter of 2011 due to a decrease in revenues, a reduction in our headcount, and changes in our variable compensation programs.

Professional services expenses decreased 25.0% to $3.0 million in the first quarter of 2012 from $4.0 million in the first quarter of 2011 primarily due to a decrease in transaction costs related to investment banking activity.

Business development expenses decreased 19.4% to $2.9 million in the first quarter of 2012 from $3.6 million in the first quarter of 2011. This decrease is primarily the result of decreased travel costs associated with the overall reduction in our workforce.

Clearing and brokerage fees decreased 11.1% to $2.4 million in the first quarter of 2012 from $2.7 million in the first quarter of 2011. The decrease is primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 15.7% to $4.3 million in the first quarter of 2012 from $5.1 million in the first quarter of 2011. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space.

Communications expenses decreased 15.9% to $3.7 million in the first quarter of 2012 from $4.4 million in the first quarter of 2011. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 18.2% to $2.9 million in the first quarter of 2012 from $3.3 million in the first quarter of 2011. The decrease in expenses is primarily due to a decrease in corporate insurance costs, business licensing taxes and regulatory agency fees as a result of the reduction in our workforce and revenues.

We recognized a tax provision of $23 thousand in the first quarter of 2012 compared to a tax benefit of $65 thousand in the first quarter of 2011. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 5.0% in the first quarter of 2012. This rate differed from statutory tax rates due to a full valuation allowance on the deferred tax benefits of book losses in both the U.S. and U.K and the projected liability related to domestic operations in 2012 after accounting for the benefits of net operating losses to be utilized during the year. In comparison, our effective rate was 3.3% in the first quarter of 2011. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefits of book losses in both the U.S. and U.K. and the projected tax liability related to domestic operations in 2011.

The Company believes there is potential for volatility in its 2012 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

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

Cash Flows

As of March 31, 2012, our cash and cash equivalents totaled $168.5 million representing a net increase of $32.7 million for the first quarter of 2012. The increase is primarily attributable to cash provided by operating activities of $26.4 million, which resulted from operating income for the quarter of $1.4 million, a $12.4 million reduction in our trading desk positions, and $12.6 million of net changes in amounts due to/from brokers, dealers, and clearing organizations. Cash provided by investing activities of $7.5 million was associated with the sale of $14.8 million in equity investments offset partially by the purchase of $7.2 million of equity investments. Cash used in financing activities of $1.2 million was the result of repurchases of our common stock. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $26.4 million during the first quarter of 2012, compares to $78.8 million used during the first quarter of 2011. The cash provided by operating activities during the first quarter of 2012 reflects our net operating income for the period, decreases in our trading positions and the net change in our due to/from brokers, dealers and clearing organizations balances. The first quarter of 2011 cash used in operating activities reflects operating losses for the period, our annual payment of incentive compensation associated with prior year operating results, and increased capital investment in our trading desk positions.

Net cash provided by investing activities of $7.5 million during the first quarter of 2012 compares to net cash used in investing activities of $5.3 million during the first quarter of 2011. The activity for both periods reflects the purchase and sale of equity investments.

Net cash used in financing activities of $1.2 million during the first quarter of 2012 compares to $2.5 million used during the first quarter of 2011. The 2012 activity primarily represents the repurchase of 0.5 million shares of our common stock for $1.3 million. The 2011 activity reflects the repurchase of 0.7 million shares of our common stock for $2.5 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $168.5 million at March 31, 2012) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At March 31, 2012, we had no outstanding borrowings.

Assets

As of March 31, 2012, our principal assets consisted of cash and cash equivalents, receivables, trading securities and investments. As of March 31, 2012 and December 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $168.5 million and $135.8 million, respectively.

The increase in our total assets to $317.9 million as of March 31, 2012 compared to $298.1 million as of December 31, 2011, was primarily the result of a $32.7 million increase in cash and cash equivalents discussed previously partially offset by a decrease of $10.2 million in financial instruments.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also include unsettled equity and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. An increase in unsettled credit transactions was the primary reason for the increase in the receivable from brokers, dealers and clearing organizations as of March 31, 2012. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $9.5 million and $10.7 million, respectively, as of March 31, 2012 compared to $5.0 million and $6.3 million, respectively, as of December 31, 2011. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. As of March 31, 2012, the remainder of the $22.3 million due to brokers, dealers and clearing organizations related to unsettled convertible securities trades that are settled on a regular basis.

As of March 31, 2012, our $47.3 million of investments primarily consisted of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBRCM, our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2012, FBRCM had total regulatory net capital of $60.1 million, which exceeded its required net capital of $3.8 million by $56.3 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three months ended March 31, 2012, we repurchased 0.5 million shares of our common stock in open market transactions at weighted average share prices of $2.55 per share, for a total cost of $1.3 million. As of March 31, 2012, we have a remaining authority to repurchase up to 2.6 million additional shares.

On May 9, 2012, we commenced a modified “Dutch auction” tender offer to purchase up to 4,000,000 shares, or about 7%, of our outstanding common stock, at a price of not less than $2.75 and not more than $3.00 per share. The offer to purchase shares, which is not conditioned upon any minimum number of shares being tendered, will expire on June 6, 2012, unless extended.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at March 31, 2012 was approximately $324 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the three months ended March 31, 2012. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the three months ended March 31, 2012 was net losses of $61 thousand. Over the same period, the worst one-day trading revenues were net losses of $207 thousand which is less than the $368 thousand daily trading loss implied by the average one-day VaR for the three months ended March 31, 2012.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2012. The fair value of the $18.8 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $20.7 million and $16.9 million, respectively, and the fair value of the $47.3 million of other equity investments would increase or decrease to $52.0 million and $42.6 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2012 and December 31, 2011, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2012 and 2011, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2012, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818.0 million. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is currently expected to be complete in June 2012.

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22.0 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBRCM has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases of Martin J. Fuller v. Imperial Holdings, Inc., et al. and City of Roseville Employees Retirement System v. Imperial Holdings, et al, filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, have been removed to the United States District Court, Southern District of Florida. Subsequently, two additional complaints, alleging substantially identical claims, have been filed in the Southern District of Florida (Sauer v. Imperial Holdings, et al. and Pondick v. Imperial Holdings, et al.). The complaints, alleging claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering will likely be consolidated. Imperial has assumed its contractual obligation to indemnify the underwriters.

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

As of March 31, 2012, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the first quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	—	$—	—	3,124,721
February 1 to February 29, 2012	308,905	2.57	308,905	2,815,816
March 1 to March 31, 2012	190,597	2.51	190,597	2,625,219

Total	499,502	$2.55	499,502	2,625,219

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 2,625,219 shares remain authorized to be repurchased.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: May 10, 2012	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2012	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)