Form 10-Q
period 2012-06-30
FBR & Co.
filed 2012-08-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2012 was 48,936,241 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$145,534	$135,792
Receivables:
Due from brokers, dealers and clearing organizations	11,665	6,048
Customers	4,492	3,937
Other	2,757	6,854
Financial instruments owned, at fair value	70,763	100,634
Other investments, at cost	27,674	25,744
Intangible assets, net	1,890	2,121
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	5,275	6,162
Prepaid expenses and other assets	9,318	10,791

Total assets	$279,368	$298,083

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$36,195	$35,496
Accrued compensation and benefits	11,535	15,760
Accounts payable, accrued expenses and other liabilities	14,214	15,280
Due to brokers, dealers and clearing organizations	7,781	6,250

Total liabilities	69,725	72,786

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,920,117 and 54,981,135 shares issued and outstanding, respectively	49	55
Additional paid-in capital	401,219	413,224
Employee stock loan receivable, including accrued interest (75,950 and 103,450 shares, respectively)	(489)	(673)
Restricted stock units	24,298	29,013
Accumulated other comprehensive (loss) income, net of taxes	(22)	19
Accumulated deficit	(215,412)	(216,341)

Total shareholders’ equity	209,643	225,297

Total liabilities and shareholders’ equity	$279,368	$298,083

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Investment banking:
Capital raising	$16,841	$22,925	$31,015	$38,035
Advisory	2,118	7,074	4,124	8,534
Institutional brokerage:
Principal transactions	3,753	5,139	10,255	10,975
Agency commissions	8,567	15,953	18,117	33,208
Net investment income (loss)	1,090	(7,209)	2,991	(1,630)
Interest income, dividends and other	1,363	1,392	2,175	2,249

Total revenues	33,732	45,274	68,677	91,371

Expenses:
Compensation and benefits	16,880	27,792	34,728	54,960
Professional services	3,759	2,783	6,591	6,637
Business development	2,444	3,186	5,004	6,483
Clearing and brokerage fees	1,900	3,314	4,284	5,988
Occupancy and equipment	3,499	5,553	7,541	10,461
Communications	3,063	3,964	6,608	8,169
Other operating expenses	1,865	1,852	3,626	4,207

Total expenses	33,410	48,444	68,382	96,905

Income (loss) from continuing operations before income taxes	322	(3,170)	295	(5,534)
Income tax provision (benefit)	15	(213)	22	(290)

Income (loss) from continuing operations, net of taxes	307	(2,957)	273	(5,244)
Income from discontinued operations, net of taxes	184	230	656	612

Net income (loss)	$491	$(2,727)	$929	$(4,632)

Basic income (loss) per share:
Income (loss) from continuing operations, net of taxes	$0.01	$(0.05)	$0.01	$(0.08)
Income from discontinued operations, net of taxes	0.00	0.01	0.01	0.01

Net income (loss)	$0.01	$(0.04)	$0.02	$(0.07)

Diluted income (loss) per share:
Income (loss) from continuing operations, net of taxes	$0.01	$(0.05)	$0.01	$(0.08)
Income from discontinued operations, net of taxes	0.00	0.01	0.01	0.01

Net income (loss)	$0.01	$(0.04)	$0.02	$(0.07)

Basic weighted average shares outstanding (in thousands)	55,495	62,726	55,938	63,116

Diluted weighted average shares outstanding (in thousands)	57,254	62,726	57,225	63,116

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$491	$(2,727)	$929	$(4,632)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	(40)	2,510	(41)	75

Comprehensive income (loss)	$451	$(217)	$888	$(4,557)

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balances at December 31, 2010	61,718	$62	$424,641	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(49,649)	(49,649)
Issuance of common stock, net of forfeitures	1,505	1	10,242	33	(12,070)	—	—	(1,794)
Repurchase of common stock	(8,242)	(8)	(23,230)	—	—	—	—	(23,238)
Stock compensation expense for options granted to purchase common stock	—	—	1,571	—	—	—	—	1,571
Issuance of restricted stock units	—	—	—	—	6,844	—	—	6,844
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	72	—	72

Balances at December 31, 2011	54,981	$55	$413,224	$(673)	$29,013	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	929	929
Issuance of common stock, net of forfeitures	1,024	1	6,421	184	(7,403)	—	—	(797)
Repurchase of common stock	(7,085)	(7)	(19,549)	—	—	—	—	(19,556)
Stock compensation expense for options granted to purchase common stock	—	—	1,123	—	—	—	—	1,123
Issuance of restricted stock units	—	—	—	—	2,688	—	—	2,688
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(41)	—	(41)

Balances at June 30, 2012	48,920	$49	$401,219	$(489)	$24,298	$(22)	$(215,412)	$209,643

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$929	$(4,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,365	2,359
Stock compensation	3,941	4,790
Net investment (income) loss from investments	(3,066)	1,616
Securities received in lieu of cash	(810)	0
Other	904	1,411
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(5,617)	9,446
Customers	(1,305)	(3,298)
Interest, dividends and other	4,087	2,274
Trading securities	25,209	(48,348)
Prepaid expenses and other assets	1,473	(1,436)
Changes in operating liabilities:
Trading securities sold but not yet purchased	(646)	38,540
Accrued compensation and benefits	(3,975)	(36,157)
Accounts payable, accrued expenses and other liabilities	(2,481)	(10,849)
Brokers, dealers and clearing organizations	1,531	(4,784)

Net cash provided by (used in) operating activities	21,539	(49,068)

Cash flows from investing activities:
Purchases of investments	(22,514)	(25,001)
Proceeds from sales of and distributions from investments	28,885	22,467
Securities sold but not yet purchased, net	1,291	0
Purchases of furniture, equipment, software, and leasehold improvements	(379)	(741)
Payments for other investing activities	0	(500)

Net cash provided by (used in) investing activities	7,283	(3,775)

Cash flows from financing activities:
Repurchases of common stock	(19,556)	(6,904)
Proceeds from sales of common stock	302	554
Proceeds from repayment of employee stock purchase plan	174	60

Net cash used in financing activities	(19,080)	(6,290)

Net increase (decrease) in cash and cash equivalents	9,742	(59,133)
Cash and cash equivalents, beginning of period	135,792	236,077

Cash and cash equivalents, end of period	$145,534	$176,944

Supplemental Cash Flow Information:
Cash payments for taxes	$80	$100
Non-cash investing activities:
Securities received in exchange for services provided, at fair value at receipt date	$810	$0

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In June 2012, the Company entered into a definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds. The transaction is expected to close in the fourth quarter 2012, subject to regulatory and fund shareholder approval. As a result of the Company’s decisions during the second quarter and this agreement to sell these assets, the Company now reports the results of its asset management operations as discontinued operations. As a result of this change, certain previously reported amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. Warrants to purchase non-public equity securities are classified as Level 3 as both enterprise value and Black-Sholes valuation are used to value these securities.

Convertible and fixed income debt instruments—The Company classifies convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Other—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. Investments in mutual funds are classified within Level 1 of the fair value hierarchy because investments within the funds are primarily exchange-traded securities and no restrictions exist on the redemption of the amounts invested by the Company. For investments in non-registered investment companies (private equity and debt funds and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily private-equity and debt securities and restrictions exist on the redemption of amounts invested by the Company.

As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of June 30, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2012	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$10,779	$9,595	$0	$1,184
Listed options	1,342	1,342	0	0
Convertible and fixed income debt instruments	35,892	0	35,892	0

	48,013	10,937	35,892	1,184
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	12,243	4,991	0	7,252
Listed options and warrants	849	39	0	810
Fixed income debt instruments	2,095	0	2,095	0
Designated as available-for-sale:
Marketable equity securities	124	124	0	0

	15,311	5,154	2,095	8,062

Other	7,439	794	0	6,645

Total	$70,763	$16,885	$37,987	$15,891

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$23,443	$23,443	$0	$0
Listed options	907	907	0	0
Convertible and fixed income debt instruments	11,845	0	11,845	0

Total	$36,195	$24,350	$11,845	$0

As of June 30, 2012, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $15,891, or 5.7% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of June 30, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$3,400	Over-the-counter trading activity	$3.75 - $20.25/share	$11.10
Discounted cash flow	$5,036	Liquidation proceeds estimates	$9.25 - $9.75/share	$9.25
		Discount rate	10%	10%
Black-Scholes	$810	Volatility	39%	39%
		Dividend Yield	0%	0%
		Interest Rate	2%	2%
		Discount Rate	50%	50%

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

	December 31, 2011	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$24,043	$20,966	$0	$3,077
Listed options	4,930	4,930	0	0
Convertible and fixed income debt instruments	45,282	0	45,282	0

	74,255	25,896	45,282	3,077
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	25,107	20,358	0	4,749
Designated as available-for-sale:
Marketable equity securities	165	165	0	0

	25,272	20,523	0	4,749

Other	1,107	591	0	516

Total	$100,634	$47,010	$45,282	$8,342

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$24,414	$24,414	$0	$0
Listed options	7,062	7,062	0	0
Convertible and fixed income debt instruments	4,020	0	4,020	0

Total	$35,496	$31,476	$4,020	$0

As of December 31, 2011, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $8,342, or 2.8% of the Company’s total assets at that date.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended June 30, 2012 and 2011. As of June 30, 2012 and 2011, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, April 1, 2012	$7,585	$505	$8,090
Total net gains (losses) (realized/unrealized)
Included in earnings	417	27	444
Included in other comprehensive income	0	0	0
Purchases	46,129	6,150	52,279
Sales/Distributions	(44,885)	(37)	(44,922)
Transfers out of level 3	0	0	0

Ending balance, June 30, 2012	$9,246	$6,645	$15,891

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$328	$27	$355

	Trading Securities	Other	Total
Beginning balance, April 1, 2011	$4,171	$650	$4,821
Total net gains (losses) (realized/unrealized)
Included in earnings	1,153	(4)	1,149
Included in other comprehensive income	0	0	0
Purchases	325,632	0	325,632
Sales/Distributions	(321,108)	0	(321,108)
Transfers out of level 3	(1,623)	0	(1,623)

Ending balance, June 30, 2011	$8,225	$646	$8,871

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$344	$(4)	$340

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended June 30, 2012.

There were no transfers of securities in to, or out of, Level 2 financial assets during the three months ended June 30, 2011. One transfer was made out of Level 3 and into Level 1 during the three months ended June 30, 2011 for an equity security that was previously a non-public equity security and during the period became publicly traded.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011.

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net gains (losses) (realized/unrealized)
Included in earnings	665	29	694
Included in other comprehensive income	0	0	0
Purchases	142,762	6,150	148,912
Sales/Distributions	(142,007)	(50)	(142,057)
Transfers out of level 3	0	0	0

Ending balance, June 30, 2012	$9,246	$6,645	$15,891

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$454	$29	$483

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net gains (losses) (realized/unrealized)
Included in earnings	1,135	(59)	1,076
Included in other comprehensive income	0	0	0
Purchases	474,916	150	475,066
Sales/Distributions	(470,665)	0	(470,665)
Transfers out of level 3	(1,623)	0	(1,623)

Ending balance, June 30, 2011	$8,225	$646	$8,871

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$137	$(59)	$78

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the six months ended June 30, 2012.

There were no transfers of securities in to, or out of, Level 2 financial assets during the six months ended June 30, 2011. One transfer was made out of Level 3 and into Level 1 during the six months ended June 30, 2011 for an equity security that was previously a non-public equity security and during the period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and six months ended June 30, 2012 and 2011, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total gains and losses included in earnings for the period:

Principal transactions	$72	$750	$192	$732
Net investment income (loss)	372	399	502	344
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$(17)	$(59)	$(19)	$(266)
Net investment income (loss)	372	399	502	344

Financial Instruments Held for Investment—Designated as Trading

As of June 30, 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net gains (losses) recognized on trading securities	$1,068	$(562)	$2,967	$(433)
Less: Net (gains) losses recognized on trading securities sold during the period	(748)	(39)	(2,145)	(56)

Unrealized gains (losses) recognized on trading securities still held at the reporting date	$320	$(601)	$822	$(489)

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of June 30, 2012 and December 31, 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2012
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$146	$0	$(22)	$124

	December 31, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$146	$19	$0	$165

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date and more frequently when economic or market concerns warrant such evaluation. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three and six months ended June 30, 2012, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. During the three and six months ended June 30, 2011, the Company recorded other-than-temporary impairment losses of $7,499 in the statement of operations relating to two marketable equity securities. The Company recognized the impairment losses in 2011 due to the severity of the decline in the fair value of these securities below its cost basis during the second quarter of 2011. These results include an impairment loss of $7,416 related to an entity operating in the maritime transportation industry. This entity completed a secondary public offering in June 2011 that significantly diluted previous shareholders and severely impacted the market value of the entity’s shares. The carrying value of the security after the recognition of the impairment loss was $8,054. Subsequent to the recognition of this impairment loss, based on the increased liquidity of the shares resulting from the offering and the Company’s intentions with respect to the investment, the Company elected to transfer the security from designated as available-for-sale to designated as trading.

There were no sales of marketable equity securities during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company received $6,360 from sales of marketable equity securities resulting in gross gains of $1,386.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	June 30, 2012	December 31, 2011
Non-public equity securities	$27,357	$25,427
Note receivable	317	317

	$27,674	$25,744

The Company evaluates its portfolio of investments, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments, the Company recorded no impairment losses during the three and six months ended June 30, 2012 and 2011.

During the three and six months ended June 30, 2012, the Company received proceeds of $52, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $52. During the three and six months ended June 30, 2012, there were redemptions of investments in investment funds of $37 and $59, respectively. During the three and six months ended June 30, 2011, the Company received proceeds of $2,785 and $8,285, respectively, from sales of non-public equity securities, resulting in gross gains of $-0- and $5,500, respectively and gross losses of $(22) and $(22), respectively. During the three and six months ended June 30, 2011, there were no redemptions of investments in investment funds.

3.	Income Taxes:

During the three and six months ended June 30, 2012, the Company recorded a tax provision from continuing operations of $15 and $22, respectively. During the three and six months ended June 30, 2011, the Company recorded a tax benefit from continuing operations of $(213) and $(290), respectively. The Company’s effective tax rates for continuing operations for the three and six months ended June 30, 2012 were 4.7% and 7.5%, respectively. The Company’s effective tax rates for continuing operations for the three and six months ended June 30, 2011 were 6.7% and 5.2%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of recording a full valuation allowance on the Company’s net deferred tax assets. The effective tax rate for three and six months ended June 30, 2012 also incorporates a projected tax liability related to domestic operations and the benefit of net operating losses expected to be utilized during 2012.

As of June 30, 2012, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2012, FBRCM had net capital of $62,940, which was $59,768 in excess of its required net capital of $3,172.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and six months ended June 30, 2011, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	55,495	55,495	62,726	62,726
Stock options, unvested restricted stock and unvested RSUs (in thousands)	0	1,759	0	0

Weighted average common and common equivalent shares outstanding (in thousands)	55,495	57,254	62,726	62,726

Net income (loss) applicable to common stock	$491	$491	$(2,727)	$(2,727)

Net income (loss) per common share	$0.01	$0.01	$(0.04)	$(0.04)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	55,938	55,938	63,116	63,116
Stock options, unvested restricted stock and unvested RSUs (in thousands)	0	1,287	0	0

Weighted average common and common equivalent shares outstanding (in thousands)	0	57,225	63,116	63,116

Net income (loss) applicable to common stock	$929	$929	$(4,632)	$(4,632)

Net income (loss) per common share	$0.02	$0.02	$(0.07)	$(0.07)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options—Employees and directors	6,838	7,976	6,838	7,976
Stock Options—Non-employee	3,669	3,424	3,669	3,424
Restricted Stock, unvested	10	287	10	287
Restricted Stock Units, unvested	5,174	7,177	5,297	7,177

	15,691	18,864	15,814	18,864

6.	Commitments and Contingencies:

As of June 30, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is ongoing and currently expected to be complete in August 2012. On July 20, 2012, Plaintiffs filed a motion to voluntarily dismiss with prejudice the claims relating to the January 2008 offering; that motion is pending at the Court of Appeals. The claims against FBRCM relating to the September 2007 offering remain on appeal.

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

Share Repurchases

In June 2012, the Company completed a tender offer to repurchase shares of its stock. Pursuant to the modified “Dutch auction” tender offer, the Company repurchased 5,107,000 shares of its common stock at a weighted average share price of $2.75 per share for a total cost, including transaction costs, of $14,202.

During the three and six months ended June 30, 2012, in privately negotiated or open market transactions the Company repurchased 1,478,575 and 1,978,077 shares, respectively, of its common stock at a weighted average share price of $2.75 and $2.71 per share, respectively, for a total cost, including transaction costs, of $4,081 and $5,354, respectively. See Note 12 regarding an increase in the Company’s share repurchase authorization subsequent to June 30, 2012.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2012, the Company recognized compensation (credit) expense of $(2) and $86, respectively. For the three and six months ended June 30, 2011, the Company recognized compensation (credit) expense of $(27) and $171, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$396	$652	$797	$845
Restricted shares	$104	$100	$130	$407
RSUs	$1,338	$1,617	$2,688	$3,155

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	0	0	192,905	0	0	2,868,276
Grant date fair value per share	$0.00	$0.00	$2.68	$0.00	$0	$2.41

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2012
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$1,390	$23	$12,489
Unvested awards	3,238,595	27,336	6,827,600
Weighted average vesting period	1.1 years	0.6 years	2.5 years

8.	Related Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P (“Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2012 and 2011, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 244,898 and 168,067 options, respectively, to Crestview Advisors, L.L.C. valued at $240 and $200, respectively. During the three and six months ended June 30, 2012, the Company recognized $250 and $500, respectively, of expense associated with this agreement. During the three and six months ended June 30, 2011, the Company recognized $250 and $500, respectively, of expense associated with this agreement.

9.	Discontinued Operations:

In accordance with a definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds, discussed in Note 1, the sale will include an initial payment upon closing and a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, the Company’s proceeds will include an initial payment equal to 60% of the sales price as calculated on the closing date and the remaining 40% of the sales price as calculated on the first anniversary of the closing. Based on the value of the assets under management as of June 30, 2012, the Company would realize aggregate proceeds of approximately $30,000 from this sale, although the actual amount paid to the Company will vary based on assets under management for each fund at the applicable measurement dates. The transaction is expected to close in the fourth quarter 2012, subject to regulatory and fund shareholder approval. Upon completion of the transaction, the family of FBR Funds will be managed and distributed by the third party buyer.

The results related to the asset management operations reflected in the consolidated statements of operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$4,157	$3,908	$8,290	$7,909
Expenses	3,954	3,676	7,599	7,283

Income from discontinued operations before income taxes	203	232	691	626
Income tax provision	19	2	35	14

Income from discontinued operations, net of taxes	$184	$230	$656	$612

As of June 30, 2012 and December 31, 2011, the Company had $1,890 and $2,121, respectively, of intangible assets assigned to its asset management operations. The intangible assets underlying these values will be transferred upon the close of the sale and therefore, will be eliminated from the Company’s balance sheet at that time. The carrying value of these assets at the closing date will be netted against the expected proceeds from the sale in determination of the gain on sale.

10.	Segment Information:

The Company considers its capital markets and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Principal investing includes investments in merchant banking and other investments.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment.

In prior periods, the Company included the results of its fee-based asset management operations in continuing operations and reported these operations as a separate reportable segment. However, due to the transaction described in Note 9 and the reclassification of asset management’s results as discontinued operations, the Company no longer includes the results of its asset management operations in its segment information. Corporate overhead costs that have been allocated to the asset management operations are included in the segment disclosure as these costs will remain part of the Company’s continuing operations upon the disposal of the asset management operations.

Prior to December 2011, the Company’s subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRIL and terminate FBRIL’s registration with the FSA. The Company’s revenues from foreign operations totaled $0 and $843 for the three months ended June 30, 2012 and 2011, respectively, and $0 and $2,671 for the six months ended June 30, 2012 and 2011, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended June 30, 2012
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$18,959	$0	$0	$18,959
Institutional brokerage	12,320	0	0	12,320
Net investment income	0	1,090	0	1,090
Net interest income, dividends and other	1,186	177	0	1,363

Total	32,465	1,267	0	33,732

Operating Expenses:
Variable	8,783	(1)	7	8,789
Fixed	24,164	100	357	24,621

Total	32,947	99	364	33,410

Pre-tax income (loss)	$(482)	$1,168	$(364)	$322

Compensation and benefits:
Variable	$3,091	$(2)	$2	$3,091
Fixed	13,566	39	184	13,789

Total	$16,657	$37	$186	$16,880

[1]	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Three Months Ended June 30, 2011
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$29,999	$0	$0	$29,999
Institutional brokerage	21,092	0	0	21,092
Net investment (loss) income	0	(7,210)	1	(7,209)
Net interest income, dividends and other	919	472	1	1,392

Total	52,010	(6,738)	2	45,274

Operating Expenses:
Variable	13,092	0	5	13,097
Fixed	34,869	97	381	35,347

Total	47,961	97	386	48,444

Pre-tax income (loss)	$4,049	$(6,835)	$(384)	$(3,170)

Compensation and benefits:
Variable	$7,952	$0	$0	$7,952
Fixed	19,599	48	193	19,840

Total	$27,551	$48	$193	$27,792

[1]	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Six Months Ended June 30, 2012
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$35,139	$0	$0	$35,139
Institutional brokerage	28,372	0	0	28,372
Net investment income	0	2,991	0	2,991
Net interest income, dividends and other	1,649	526	0	2,175

Total	65,160	3,517	0	68,677

Operating Expenses:
Variable	16,673	115	20	16,808
Fixed	50,627	188	759	51,574

Total	67,300	303	779	68,382

Pre-tax income (loss)	$(2,140)	$3,214	$(779)	$295

Compensation and benefits:
Variable	$5,465	$113	$11	$5,589
Fixed	28,664	85	390	29,139

Total	$34,129	$198	$401	$34,728

[1]	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Six Months Ended June 30, 2011
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$46,569	$0	$0	$46,569
Institutional brokerage	44,183	0	0	44,183
Net investment (loss) income	0	(1,631)	1	(1,630)
Net interest income, dividends and other	1,553	693	3	2,249

Total	92,305	(938)	4	91,371

Operating Expenses:
Variable	27,002	4	18	27,024
Fixed	68,867	222	792	69,881

Total	95,869	226	810	96,905

Pre-tax loss	$(3,564)	$(1,164)	$(806)	$(5,534)

Compensation and benefits:
Variable	$14,910	$1	$4	$14,915
Fixed	39,497	120	428	40,045

Total	$54,407	$121	$432	$54,960

[1]	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

11.	Recent Accounting Pronouncements:

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

12.	Subsequent Events:

In July 2012, the Board of Directors of the Company approved a 5,000,000 share increase to the number of shares of the Company’s common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 6,146,644 shares.

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

Business Environment

The capital markets have been affected by the global economic challenges facing the U.S. and many nations in the Eurozone and instability in investor confidence. In particular, weak flows into equity mutual funds, a reticence among investors to put capital at risk through new investments, and a decrease in trading volumes for both equity and fixed income securities have resulted in significantly diminished volume of equity capital markets activity. We expect the remainder of 2012 to continue to be marked by significant risks, including; high levels of unemployment, world-wide sovereign debt challenges, and uncertainty regarding both the statutory expiration of certain tax regulations that reduce the individual tax obligation of U.S. citizens, and the potential for significant reductions in government spending.

Executive Summary

Our net income for the second quarter of 2012 was $0.5 million as compared to a net loss of $2.7 million in the second quarter of 2011. For the six months ended June 30, 2012, our net income was $0.9 million as compared to a net loss of $4.6 million in the comparable period in 2011.

In June 2012, we entered into a definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds. The transaction is expected to close in the fourth quarter 2012, subject to regulatory and fund shareholder approval. As a result of the Company’s decisions during the second quarter and this agreement to sell these assets, the Company now reports the results of its asset management operations as discontinued operations.

For second quarter of 2012, our total revenues from continuing operations were $33.7 million, our pre-tax income from continuing operations was $0.3 million and our net income from continuing operations was $0.3 million, compared to total revenues from continuing operations of $45.3 million, a pre-tax loss from continuing operations of $3.2 million and a net loss from continuing operations of $3.0 million for the three months ended June 30, 2011. In addition, our income from discontinued operations, net of taxes, was $0.2 million in the second quarters of both 2012 and 2011.

For the six months ended June 30, 2012, our total revenues from continuing operations were $68.7 million, our pre-tax income from continuing operations was $0.3 million and our net income from continuing operations was $0.3 million, compared to total revenues from continuing operations of $91.4 million, a pre-tax loss from continuing operations of $5.5 million and a net loss from continuing operations of $5.2 million for the six months ended June 30, 2011. In addition, for the six months ended June 30, 2012, our income from discontinued operations, net of taxes, was $0.7 million compared to income from discontinued operations, net of taxes, of $0.6 million for the six months ended June 30, 2011.

The improvement in our operating results in the three and six months ended June 30, 2012 as compared to 2011 was primarily the result of the restructuring activities that we initiated in the fourth quarter of 2011 and the resulting reductions to our fixed costs that we realized during the six months ended June 30, 2012. These cost reductions were primarily achieved through reductions in our workforce as our headcount in our continuing operations as of June 30, 2012 is down approximately 39% since June 30, 2011.

The following is an analysis of our operating results by segment for the three and six months ended June 30, 2012 and 2011.

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

	Three Months Ended June 30,
	2012	2011
Revenues:
Investment banking	$18,959	$29,999
Institutional brokerage	12,320	21,092
Net interest income, dividends and other	1,186	919

Total	32,465	52,010

Operating Expenses:
Variable	8,783	13,092
Fixed	24,164	34,869

Total(1)	32,947	47,961

Pre-tax (loss) income	$(482)	$4,049

(1)	For the three months ended June 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $6,311 and $8,708, respectively.

The pre-tax loss from our capital markets segment was $0.5 million for the second quarter of 2012 compared to pre-tax income of $4.0 million for the second quarter of 2011. This pre-tax loss in 2012 is attributable to decreases in both investment banking and institutional brokerage revenues. However, the impact that the decrease in revenues had on pre-tax results was partially offset by a decrease in fixed expenses of $10.7 million or 31% in 2012. This decrease is attributable to a reduction in employees since June 30, 2011 and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $11.0 million to $19.0 million during the second quarter of 2012 from $30.0 million during the second quarter of 2011. In the second quarter of 2012, we completed 12 investment banking transactions, including two sole-managed private placements and four advisory assignments. Our investment banking revenues for the second quarter of 2011 were generated from 20 transactions, including three sole-managed private placements and four advisory assignments.

Our institutional brokerage revenues decreased $8.8 million to $12.3 million for the second quarter of 2012 from $21.1 million for the second quarter of 2011. This decrease was primarily due to the continuing decrease in equity trading volumes being experienced industry-wide during the second quarter of 2012 resulting from lower volatility in the market and net outflows from domestic equity funds.

	Six Months Ended June 30,
	2012	2011
Revenues:
Investment banking	$35,139	$46,569
Institutional brokerage	28,372	44,183
Net interest income, dividends and other	1,649	1,553

Total	65,160	92,305

Operating Expenses:
Variable	16,673	27,002
Fixed	50,627	68,867

Total(1)	67,300	95,869

Pre-tax loss	$(2,140)	$(3,564)

(1)	For the six months ended June 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $12,865 and $16,902, respectively.

The pre-tax loss from our capital markets segment decreased to $2.1 million for the six months ended June 30, 2012 from $3.6 million for the six months ended June 30, 2011. With revenues decreasing $27.1 million or 29% in 2012, the decrease in our pre-tax loss is attributable to decreases in both fixed and variable costs. Fixed expenses decreased $18.2 million, or 26%, in 2012 as a result of a reduction in employees since June 30, 2011 and the impact of other non-compensation cost reduction initiatives. Variable expenses decreased $10.3 million, or 38%, in 2012 reflecting a decrease in variable compensation and a decrease in clearing and brokerage costs. The decrease in variable compensation was attributable to the decrease in revenues and the reduction in our headcount. The decrease in clearing and brokerage costs is directly related to the decline in institutional brokerage activity in 2012.

Investment banking revenues decreased $11.5 million to $35.1 million during the six months ended June 30, 2012 from $46.6 million during the six months ended June 30, 2011. In the six months ended June 30, 2012, we completed 29 investment banking transactions, including two book-run initial public offerings and four sole-managed private placements. Our six months ended June 30, 2011 investment banking revenues were generated from 35 transactions, including one book-run initial public offering and seven private placements.

Our institutional brokerage revenues decreased $15.8 million to $28.4 million for the six months ended June 30, 2012 from $44.2 million for the six months ended June 30, 2011. This decrease was primarily due to the continuing decrease in equity trading volumes being experienced industry-wide during the six months ended June 30, 2012 resulting from lower volatility in the market and net outflows from domestic equity funds.

Principal Investing

As of June 30, 2012, our principal investing activity consists of investments in merchant banking and other equity investments and investment funds. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Revenues:
Net investment income (loss)	$1,090	$(7,210)
Net interest income, dividends and other	177	472

Total	1,267	(6,738)

Operating Expenses:
Variable	(1)	—
Fixed	100	97

Total(1)	99	97

Pre-tax income (loss)	$1,168	$(6,835)

(1)	For the three months ended June 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $77 and $97, respectively.

The pre-tax income from our principal investing segment of $1.2 million for the second quarter of 2012 compares to a pre-tax loss of $6.8 million for the second quarter of 2011. Net investment income for the second quarter of 2012 includes net realized and unrealized gains of $1.1 million on trading securities held for investment purposes compared to second quarter of 2011 net investment loss which includes other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.6 million in net unrealized losses on trading securities held for investment purposes, offset partially by $0.9 million in net realized gains from the sale of several investments during the second quarter of 2011. The net realized and unrealized gains of $1.1 million for the second quarter of 2012 include net gains of $0.7 million on securities sold during the period.

	Six Months Ended June 30,
	2012	2011
Revenues:
Net investment income (loss)	$2,991	$(1,631)
Net interest income, dividends and other	526	693

Total	3,517	(938)

Operating Expenses:
Variable	115	4
Fixed	188	222

Total(1)	303	226

Pre-tax income (loss)	$3,214	$(1,164)

(1)	For the six months ended June 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $169 and $226, respectively.

The pre-tax income from our principal investing segment of $3.2 million for the six months ended June 30, 2012 compares to a pre-tax loss of $1.2 million for the six months ended June 30, 2011. Net investment income for the six months ended June 30, 2012 includes net realized and unrealized gains of $3.0 million on trading securities held for investment purposes compared to six months ended June 30, 2011 net investment loss which includes other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.5 million in net unrealized losses on trading securities held for investment purposes, offset partially by $6.4 million in net realized gains from the sale of several investments. The net realized and unrealized gains of $3.0 million for the six months ended June 30, 2012 include net gains of $2.1 million on securities sold during the period.

Investments

The total value of our investment portfolio was $50.4 million as of June 30, 2012. Of this total, $27.7 million was held in non-public investments recorded at cost associated with our merchant banking portfolio, $15.3 million was held in marketable and non-public equity and fixed income securities, at fair value, and $7.4 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of June 30, 2012 (dollars in thousands):

	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
American Residential Properties, Inc.	75,000	$1,403
NBH Holdings Corp.(1)	1,049,906	20,472
Capital Bank Corp.(1)	248,529	4,802
Other	n/a	997

Total		$27,674
Marketable and non-public equity securities and warrants, at fair value		15,311
Investment funds, at fair value		7,439

Total investments		$50,424

(1)	As of June 30, 2012, these shares represent investments in non-public securities in which the sale of these shares was subject to restrictive covenants.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

We recognized net income of $0.5 million in the second quarter of 2012 compared to a net loss of $2.7 million in the second quarter of 2011. This change in net income was primarily the result of the effects of cost reduction initiatives that were implemented during the fourth quarter of 2011, including an approximate 39% reduction in our headcount since the second quarter of 2011. Our net income for the second quarter of 2012 also includes a $15 thousand tax provision as compared to a $213 thousand tax benefit in the second quarter of 2011.

The pre-tax loss in our capital markets segment was $0.5 million for the second quarter of 2012 compared to pre-tax income of $4.0 million for the second quarter of 2011. This pre-tax loss in 2012 is attributable to decreases in both investment banking and institutional brokerage revenues. However, the impact that the decrease in revenues had on pre-tax results was partially offset by a decrease in operating expenses. Offsetting these results was an increase in pre-tax income from our principal investing segment to $1.2 million during the second quarter of 2012 from a loss of $6.8 million during the second quarter of 2011, reflecting an increase in net investment income for the second quarter of 2012 as compared to the same period in 2011. Our income from discontinued operations, net of taxes was $0.2 million in both the second quarters of 2012 and 2011.

Our revenues decreased 25.6% to $33.7 million during the second quarter of 2012 from $45.3 million during the second quarter of 2011 due to the changes in revenues discussed below.

Capital raising revenues decreased 26.6% to $16.8 million in the second quarter of 2012 from $22.9 million in the second quarter of 2011. In the second quarter of 2012, we completed eight capital raising transactions including two sole-managed private placements. Our capital raising revenues for the second quarter of 2011were generated from sixteen transactions including three sole-managed private placements.

Advisory revenues decreased 70.4% to $2.1 million in the second quarter of 2012 from $7.1 million in the second quarter of 2011. We completed four assignments in both the second quarters of 2012 and 2011, however, our 2011 results include one significant merger and acquisition transaction that generated a majority of the advisory revenues for this period. Our results in 2012 do not include a comparable transaction.

Institutional brokerage revenues from agency commissions and principal transactions decreased 41.7% to $12.3 million in the second quarter of 2012 from $21.1 million in the second quarter of 2011. This decrease is primarily a result of a decrease in overall industry-wide trading volume during the second quarter of 2012 as compared to 2011.

Net investment income was $1.1 million in the second quarter of 2012 compared to net investment losses of $7.2 million in the second quarter of 2011. Net investment income for the second quarter of 2012 includes net realized and unrealized gains of $1.1 million on trading securities held for investment purposes compared to second quarter of 2011 net investment loss which includes other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.6 million in net unrealized losses on trading securities held for investment purposes, offset partially by $0.9 million in net realized gains from the sale of several investments during the second quarter of 2011. The net realized and unrealized gains of $1.1 million for the second quarter of 2012 include net gains of $0.7 million on securities sold during the period.

Interest income, dividends and other revenues was $1.4 million in the second quarters of 2012 and 2011. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities.

Total expenses decreased 31.0% to $33.4 million in the second quarter of 2012 from $48.4 million in the second quarter of 2011. This decrease was caused by the changes in expenses described below.

Compensation and benefits expenses decreased 39.2% to $16.9 million in the second quarter of 2012 from $27.8 million in the second quarter of 2011. Fixed compensation decreased $6.0 million in 2012 reflecting the effects of an approximate 39% reduction in our headcount since the end of the second quarter of 2011. Variable compensation decreased $4.9 million during the second quarter of 2012 as compared to second quarter of 2011 due to a decrease in revenues and a reduction in our headcount.

Professional services expenses increased 35.7% to $3.8 million in the second quarter of 2012 from $2.8 million in the second quarter of 2011 primarily due to an increase in transaction costs related to investment banking activity.

Business development expenses decreased 25.0% to $2.4 million in the second quarter of 2012 from $3.2 million in the second quarter of 2011. This decrease is primarily the result of decreased travel costs associated with the overall reduction in our workforce.

Clearing and brokerage fees decreased 42.4% to $1.9 million in the second quarter of 2012 from $3.3 million in the second quarter of 2011. This decrease is primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 37.5% to $3.5 million in the second quarter of 2012 from $5.6 million in the second quarter of 2011. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space. Also, the results for the second quarter of 2011 include a $1.0 million charge associated with the consolidation of office space in our Arlington, Virginia headquarters.

Communications expenses decreased 22.5% to $3.1 million in the second quarter of 2012 from $4.0 million in the second quarter of 2011. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses were $1.9 million in the second quarters of 2012 and 2011. The 2012 activity reflects decreased corporate insurance costs, business licensing taxes and regulatory agency fees as a result of the reduction in our workforce and revenues offset by a bad debt expense in 2012 that is not comparable to 2011.

We recognized a tax provision of $15 thousand in the second quarter of 2012 compared to a tax benefit of $213 thousand in the second quarter of 2011. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 4.7% in the second quarter of 2012. This rate differed from statutory tax rates due to the effects of recording a full valuation allowance on the Company’s net deferred tax assets and the projected liability related to domestic operations in 2012 after accounting for the benefits of net operating losses expected to be utilized during the year. In comparison, our effective rate was 6.7% in the second quarter of 2011. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefits of book losses incurred and as a result of the benefit of tax losses realized or expected to be realized.

The Company believes there is potential for volatility in its 2012 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Income from discontinued operations, net of taxes, was $0.2 million for the second quarters of 2012 and 2011. These results reflect an increase in asset management fees as a result of the increase in our average assets under management offset by $0.4 million in costs associated with the pending sale transaction in 2012 that are not comparable to 2011. Our mutual fund assets under management increased 18% to $2.0 billion at June 30, 2012 from $1.7 billion at December 31, 2011 and increased 25% from $1.6 billion at June 30, 2011. The increase in mutual fund assets under management during the six months ended June 30, 2012 is primarily the result of net inflows of $223 million and a 6% increase in market value.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

We recognized net income of $0.9 million in the first six months of 2012 compared to a net loss of $4.6 million in the first six months of 2011. This change in net income was primarily the result of the effects of cost reduction initiatives that were implemented during the fourth quarter of 2011, including an approximate 39% reduction in our headcount since the second quarter of 2011. Our net income for the first six months of 2012 also includes a $22 thousand tax provision as compared to a $290 thousand tax benefit in the first six months of 2011.

The pre-tax loss in our capital markets segment decreased to $2.1 million during the first six months of 2012 from $3.6 million during the first six months of 2011. While capital markets revenues decreased in 2012, the reduction in our loss is due to a decrease in our operating expenses reflecting the impact of cost reduction initiatives. Offsetting the loss in our capital markets segment in 2012 was an increase in pre-tax income from our principal investing segment to $3.2 million during the first six months of 2012 from a loss of $1.2 million during the first six months of 2011. The improvement in these results is due to a increase in net investment income for the first six months of 2012 as compared to the same period in 2011. Our income from discontinued operations, net of taxes was $0.7 million in the first six months of 2012 which is relatively consistent with $0.6 million recognized in the comparable period in 2011.

Our revenues decreased 24.8% to $68.7 million during the first six months of 2012 from $91.4 million during the first six months of 2011 due to the changes in revenues discussed below.

Capital raising revenues decreased 18.4% to $31.0 million in the first six months of 2012 from $38.0 million in the first six months of 2011. In the first six months of 2012, we completed two book-run initial public offerings and four sole-managed private placements compared to the first six months of 2011 in which we completed one book-run initial public offering and seven private placements.

Advisory revenues decreased 51.8% to $4.1 million in the first six months of 2012 from $8.5 million in the first six months of 2011. We completed 10 assignments in the first six months of 2012 as compared to seven assignments in the first six months of 2011, however, our 2011 results include one significant merger and acquisition transaction that generated a majority of the advisory revenues for this period. Our results in 2012 do not include a comparable transaction.

Institutional brokerage revenues from agency commissions and principal transactions decreased 35.7% to $28.4 million in the first six months of 2012 from $44.2 million in the first six months of 2011. This decrease is primarily a result of a decrease in overall industry-wide trading volume during the first six months of 2012 as compared to 2011.

Net investment income was $3.0 million in the first six months of 2012 compared to net investment losses of $1.6 million in the first six months of 2011. Net investment income for the first six months of 2012 includes net realized and unrealized gains of $3.0 million on trading securities held for investment purposes compared to six months ended June 30, 2011 net investment loss which includes other-than-temporary impairment losses of $7.5 million related to two equity investments and $0.5 million in net unrealized losses on trading securities held for investment purposes, offset partially by $6.4 million in net realized gains from the sale of several investments. The net realized and unrealized gains of $3.0 million for the six months ended June 30, 2012 include net gains of $2.1 million on securities sold during the period.

Interest income, dividends and other revenues were $2.2 million in the first six months of 2012 and 2011. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities.

Total expenses decreased 29.4% to $68.4 million in the first six months of 2012 from $96.9 million in the first six months of 2011. This decrease was caused by the changes in expenses described below.

Compensation and benefits expenses decreased 36.9% to $34.7 million in the first six months of 2012 from $55.0 million in the first six months of 2011. Fixed compensation decreased $10.9 million in 2012 reflecting the effects of an approximate 39% reduction in our headcount since the end of the second quarter of 2011. Our fixed compensation costs in the first six months of 2011 included severance costs of $0.8 million that are not comparable to the first six months of 2012. Variable compensation decreased $9.3 million during the first six months of 2012 as compared to first six months of 2011 due to a decrease in revenues and a reduction in our headcount.

Professional services expenses were $6.6 million in the first six months of both 2012 and 2011, reflecting a decrease of $0.2 million in transaction costs related to investment banking activity offset by a comparable increase in costs related to corporate activities.

Business development expenses decreased 23.1% to $5.0 million in the first six months of 2012 from $6.5 million in the first six months of 2011. This decrease is primarily the result of decreased travel costs associated with the overall reduction in our workforce.

Clearing and brokerage fees decreased 28.3% to $4.3 million in the first six months of 2012 from $6.0 million in the first six months of 2011. This decrease is primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 28.6% to $7.5 million in the first six months of 2012 from $10.5 million in the first six months of 2011. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space. Also, the results for the first six months of 2011 include a $1.0 million charge associated with the consolidation of office space in our Arlington, Virginia headquarters.

Communications expenses decreased 19.5% to $6.6 million in the first six months of 2012 from $8.2 million in the first six months of 2011. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 14.3% to $3.6 million in the first six months of 2012 from $4.2 million in the first six months of 2011. The decrease in expenses is primarily due to decrease in corporate insurance costs, business licensing taxes and regulatory agency fees as a result of the reduction in our workforce and revenues.

We recognized a tax provision of $22 thousand in the first six months of 2012 compared to a tax benefit of $290 thousand in the first six months of 2011. Our income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate was 7.5% in the first six months of 2012. This rate differed from statutory tax rates due to the effects of recording a full valuation allowance on the Company’s net deferred tax assets and the projected liability related to domestic operations in 2012 after accounting for the benefits of net operating losses expected to be utilized during the year. In comparison, our effective rate was 5.2% in the first six months of 2011. This rate differed from statutory tax rates due to a full valuation allowance on the tax benefits of book losses incurred and as a result of the benefit of tax losses realized/expected to be realized in the period.

The Company believes there is potential for volatility in its 2012 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Income from discontinued operations, net of taxes, was $0.7 million for the second quarter of 2012 compared to income of $0.6 million for the second quarter of 2011. The change in income reflects an increase in asset management fees as a result of the increase in our average assets under management offset by $0.4 million in costs associated with the pending sale transaction in 2012 that are not comparable to 2011.

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

Cash Flows

As of June 30, 2012, our cash and cash equivalents totaled $145.5 million representing a net increase of $9.7 million for the first six months of 2012. The increase is primarily attributable to cash provided by operating activities of $21.5 million which primarily resulted from a $24.6 million reduction in our trading desk positions. Cash provided by investing activities of $7.3 million was associated with the sale of $28.9 million in equity investments offset partially by the purchase of $22.5 million of equity and fixed income investments and investment funds. Cash used in financing activities of $19.1 million was the result of repurchases of our common stock. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $21.5 million during the first six months of 2012, compares to $49.1 million used during the first six months of 2011. The cash provided by operating activities during the first six months of 2012 primarily reflects the decrease in our trading positions. The first six months of 2011 cash used in operating activities reflects increased capital investment in our trading desk positions.

Net cash provided by investing activities of $7.3 million during the first six months of 2012 compares to net cash used in investing activities of $3.8 million during the first six months of 2011. The activity for both periods reflects the purchase and sale of equity and fixed income investments and contributions to investment funds.

Net cash used in financing activities of $19.1 million during the first six months of 2012 compares to $6.3 million used during the first six months of 2011. The 2012 activity primarily represents the repurchase of 7.1 million shares of our common stock for $19.6 million. The 2011 activity reflects the repurchase of 1.9 million shares of our common stock for $6.9 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $145.5 million at June 30, 2012), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At June 30, 2012, we had no outstanding borrowings.

Asset Management Sale

In accordance with the definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds that we entered into in June 2012, (see Note 9 to the financial statements), the sale will include an initial payment upon closing and a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, our proceeds will include an initial payment equal to 60% of the sales price as calculated on the closing date and the remaining 40% of the sales price as calculated on the first anniversary of the closing. Based on the value of the assets under management as of June 30, 2012, we would realize aggregate proceeds of approximately $30 million from this sale, although the actual amount paid to us will vary based on assets under management for each fund at the applicable measurement dates. The transaction is expected to close in the fourth quarter 2012, subject to regulatory and fund shareholder approval.

Assets

As of June 30, 2012, our principal assets consisted of cash and cash equivalents, receivables, trading securities and investments. As of June 30, 2012 and December 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $145.5 million and $135.8 million, respectively.

The decrease in our total assets to $279.4 million as of June 30, 2012 compared to $298.1 million as of December 31, 2011, was primarily the result of a decrease of $27.9 million in financial instruments partially offset by a $9.7 million increase in cash and cash equivalents discussed previously.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also include unsettled equity and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. An increase in unsettled credit transactions was the primary reason for the increase in the receivable from brokers, dealers and clearing organizations as of June 30, 2012. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $8.2 million and $7.8 million, respectively, as of June 30, 2012 compared to $5.0 million and $6.3 million, respectively, as of December 31, 2011. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2012, our $50.4 million of investments primarily consists of investments in non-public equity securities, marketable equity securities and investment funds. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBRCM, our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2012, FBRCM had total regulatory net capital of $62.9 million, which exceeded its required net capital of $3.2 million by $59.7 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In June 2012, we completed a tender offer to repurchase shares of our common stock. Pursuant to the modified “Dutch auction” tender offer, we repurchased 5,107,000 shares of our common stock at a weighted average share price of $2.75 per share for a total cost, including transaction costs, of $14.2 million.

During the six months ended June 30, 2012, we repurchased 1,978,077 shares of our common stock through privately negotiated or open market transactions at a weighted average share price of $2.71 per share for a total cost, including transaction costs, of $5.4 million.

In July 2012, our Board of Directors approved a 5,000,000 share increase to the number of shares of our common stock that we are authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 6,146,644 shares.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at June 30, 2012 was approximately $320 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the six months ended June 30, 2012. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the six months ended June 30, 2012 was net losses of $25 thousand. Over the same period, the worst one-day trading revenues were net losses of $207 thousand which is less than the $357 thousand daily trading loss implied by the average one-day VaR for the six months ended June 30, 2012.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2012. The fair value of the $10.8 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $11.9 million and $9.7 million, respectively, and the fair value of the $40.0 million of other equity investments would increase or decrease to $44.0 million and $36.0 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2012 and December 31, 2011, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2012 and 2011, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2012, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818.0 million. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is ongoing and currently expected to be complete in August 2012. On July 20, 2012, Plaintiffs filed a motion to voluntarily dismiss with prejudice the claims relating to the January 2008 offering; that motion is pending at the Court of Appeals. The claims against FBRCM relating to the September 2007 offering remain on appeal.

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

As of June 30, 2012, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	—	$—	—	2,625,219
May 1 to May 31, 2012	—	—	—	2,625,219
June 1 to June 30, 2012	6,585,575	2.75	1,478,575	1,146,644

Total	6,585,575	$2.75	1,478,575	1,146,644

(1)	On July 27, 2010, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 5,650,500 shares of which 1,146,644 shares remain authorized to be repurchased as of June 30, 2012. As announced on July 18, 2012, on July 17, 2012, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 6,146,644 shares.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.**

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-175088), which was filed with the SEC on June 23, 2011, and incorporated herein by reference.
**	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 23, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: August 9, 2012	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2012	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)