Form 10-Q
period 2012-09-30
FBR & Co.
filed 2012-11-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2012 was 48,952,185 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$129,893	$135,792
Receivables:
Due from brokers, dealers and clearing organizations	2,571	6,048
Customers	5,497	3,937
Other	1,575	6,854
Financial instruments owned, at fair value	121,719	100,634
Other investments, at cost	8,388	25,744
Intangible assets, net	1,890	2,121
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	4,493	6,162
Prepaid expenses and other assets	7,950	10,791

Total assets	$283,976	$298,083

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$49,937	$35,496
Accrued compensation and benefits	8,095	15,760
Accounts payable, accrued expenses and other liabilities	14,190	15,280
Due to brokers, dealers and clearing organizations	4,510	6,250

Total liabilities	76,732	72,786

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,940,546 and 54,981,135 shares issued and outstanding, respectively	49	55
Additional paid-in capital	402,358	413,224
Employee stock loan receivable, including accrued interest (50,950 and 103,450 shares, respectively)	(304)	(673)
Restricted stock units	24,287	29,013
Accumulated other comprehensive (loss) income, net of taxes	(377)	19
Accumulated deficit	(218,769)	(216,341)

Total shareholders’ equity	207,244	225,297

Total liabilities and shareholders’ equity	$283,976	$298,083

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Investment banking:
Capital raising	$8,552	$598	$39,567	$38,633
Advisory	2,191	4,434	6,315	12,968
Institutional brokerage:
Principal transactions	4,096	3,564	14,351	14,539
Agency commissions	7,169	15,816	25,286	49,024
Net investment income (loss)	1,231	(9,249)	4,222	(10,879)
Interest income, dividends and other	650	1,494	2,825	3,743

Total revenues	23,889	16,657	92,566	108,028

Expenses:
Compensation and benefits	14,826	24,080	49,554	79,040
Professional services	2,703	2,601	9,294	9,238
Business development	1,644	2,041	6,648	8,524
Clearing and brokerage fees	1,746	3,555	6,030	9,543
Occupancy and equipment	4,142	4,298	11,683	14,759
Communications	2,956	4,099	9,564	12,268
Other operating expenses	1,450	2,015	5,076	6,222

Total expenses	29,467	42,689	97,849	139,594

Loss from continuing operations before income taxes	(5,578)	(26,032)	(5,283)	(31,566)
Income tax (benefit) provision	(1,262)	387	(1,240)	97

Loss from continuing operations, net of taxes	(4,316)	(26,419)	(4,043)	(31,663)
Income from discontinued operations, net of taxes	959	283	1,615	895

Net loss	$(3,357)	$(26,136)	$(2,428)	$(30,768)

Basic loss per share:
Loss from continuing operations, net of taxes	$(0.09)	$(0.43)	$(0.07)	$(0.51)
Income from discontinued operations, net of taxes	0.02	0.00	0.03	0.02

Net loss	$(0.07)	$(0.43)	$(0.04)	$(0.49)

Diluted loss per share:
Loss from continuing operations, net of taxes	$(0.09)	$(0.43)	$(0.07)	$(0.51)
Income from discontinued operations, net of taxes	0.02	0.00	0.03	0.02

Net loss	$(0.07)	$(0.43)	$(0.04)	$(0.49)

Basic weighted average shares outstanding (in thousands)	50,181	60,762	54,075	62,323

Diluted weighted average shares outstanding (in thousands)	50,181	60,762	54,075	62,323

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,357)	$(26,136)	$(2,428)	$(30,768)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	(355)	(73)	(396)	2

Comprehensive loss	$(3,712)	$(26,209)	$(2,824)	$(30,766)

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balances at December 31, 2010	61,718	$62	$424,641	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(49,649)	(49,649)
Issuance of common stock, net of forfeitures	1,505	1	10,242	33	(12,070)	—	—	(1,794)
Repurchase of common stock	(8,242)	(8)	(23,230)	—	—	—	—	(23,238)
Stock compensation expense for options granted to purchase common stock	—	—	1,571	—	—	—	—	1,571
Issuance of restricted stock units	—	—	—	—	6,844	—	—	6,844
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	72	—	72

Balances at December 31, 2011	54,981	$55	$413,224	$(673)	$29,013	$19	$(216,341)	$225,297

Net loss	—	—	—	—	—	—	(2,428)	(2,428)
Issuance of common stock, net of forfeitures	1,218	1	7,681	369	(8,960)	—	—	(909)
Repurchase of common stock	(7,258)	(7)	(20,082)	—	—	—	—	(20,089)
Stock compensation expense for options granted to purchase common stock	—	—	1,535	—	—	—	—	1,535
Issuance of restricted stock units	—	—	—	—	4,234	—	—	4,234
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(396)	—	(396)

Balances at September 30, 2012	48,941	$49	$402,358	$(304)	$24,287	$(377)	$(218,769)	$207,244

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,428)	$(30,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,913	3,277
Stock compensation	5,908	6,689
Net investment (income) loss from investments	(4,334)	10,952
Securities received in lieu of cash	(810)	0
Other	1,408	1,526
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	2,489	2,377
Customers	(2,568)	5,704
Other	5,269	4,616
Trading securities	(1,804)	(28,223)
Prepaid expenses and other assets	2,841	(929)
Changes in operating liabilities:
Trading securities sold but not yet purchased	14,441	(5,469)
Accrued compensation and benefits	(7,359)	(36,672)
Accounts payable, accrued expenses and other liabilities	(3,797)	(12,213)
Brokers, dealers and clearing organizations	(752)	(2,024)

Net cash provided by (used in) operating activities	10,417	(81,157)

Cash flows from investing activities:
Purchases of investments	(33,702)	(35,248)
Proceeds from sales of and distributions from investments	37,277	27,831
Securities sold but not yet purchased, net	(71)	0
Settlement of derivatives held for investment purposes	0	(3,472)
Purchases of furniture, equipment, software, and leasehold improvements	(396)	(1,105)

Net cash provided by (used in) investing activities	3,108	(11,994)

Cash flows from financing activities:
Repurchases of common stock	(20,089)	(22,726)
Proceeds from sales of common stock	302	554
Proceeds from repayment of employee stock purchase plan	363	60

Net cash used in financing activities	(19,424)	(22,112)

Net decrease in cash and cash equivalents	(5,899)	(115,263)
Cash and cash equivalents, beginning of period	135,792	236,077

Cash and cash equivalents, end of period	$129,893	$120,814

Supplemental Cash Flow Information:
Cash payments for taxes	$311	$118
Non-cash investing activities:
Securities received in exchange for services provided, at fair value at receipt date	$810	$0

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In June 2012, the Company entered into a definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds. As a result of the Company’s decisions during the second quarter and this agreement to sell these assets, the Company now reports the results of its asset management operations as discontinued operations. As a result of this change, certain previously reported amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company. See Note 12 for further information regarding the closing of this transaction subsequent to September 30, 2012.

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. Warrants to purchase non-public equity securities are classified as Level 3 as both enterprise value and Black-Scholes valuation are used to value these securities.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of September 30, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2012	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$20,208	$19,099	$0	$1,109
Listed options	797	797	0	0
Convertible and fixed income debt instruments	54,020	0	54,020	0

	75,025	19,896	54,020	1,109
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	10,920	4,789	0	6,131
Listed options and warrants	822	12	0	810
Fixed income debt instruments	2,200	0	2,200	0
Designated as available-for-sale:
Marketable equity securities	25,043	25,043	0	0

	38,985	29,844	2,200	6,941
Other	7,709	774	0	6,935

Total	$121,719	$50,514	$56,220	$14,985

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$41,680	$41,680	$0	$0
Listed options	516	516	0	0
Convertible and fixed income debt instruments	7,741	0	7,741	0

Total	$49,937	$42,196	$7,741	$0

As of September 30, 2012, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $14,985, or 5.3% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of September 30, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$2,160	Over-the-counter trading activity	$3.75 - $19.75/share	$6.89
Discounted cash flow	$5,080	Liquidation proceeds estimates	$9.25 - $9.75/share	$9.25
		Discount rate	10%	10%
Black-Scholes	$810	Volatility	39%	39%
		Dividend Yield	0%	0%
		Interest Rate	2%	2%
		Discount Rate	50%	50%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these securities. For those non-public equity securities valued using discounted cash flows, a reduction in the liquidation proceeds estimate provided by the management of the corresponding entity or the use of a higher discount rate could result in a lower estimated fair value of these securities. The table above excludes $6,935 of investments in non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of fixed income securities.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended September 30, 2012 and 2011. As of September 30, 2012 and 2011, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, July 1, 2012	$9,246	$6,645	$15,891
Total net gains (losses) (realized/unrealized)
Included in earnings	165	290	455
Included in other comprehensive income	0	0	0
Purchases	7,014	0	7,014
Sales/Distributions	(6,490)	0	(6,490)
Transfers out of level 3	(1,885)	0	(1,885)

Ending balance, September 30, 2012	$8,050	$6,935	$14,985

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(57)	$290	$233

	Trading Securities	Other	Total
Beginning balance, July 1, 2011	$8,225	$646	$8,871
Total net gains (losses) (realized/unrealized)
Included in earnings	(424)	17	(407)
Included in other comprehensive income	0	0	0
Purchases	80,786	0	80,786
Sales/Distributions	(79,589)	(94)	(79,683)

Ending balance, September 30, 2011	$8,998	$569	$9,567

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(457)	$17	$(440)

There were no transfers of securities in to, or out of, Level 2 financial assets during the three months ended September 30, 2012. One transfer was made out of Level 3 and into Level 1 during the three months ended September 30, 2012 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended September 30, 2011.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the nine months ended September 30, 2012 and 2011.

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net gains (losses) (realized/unrealized)
Included in earnings	831	319	1,150
Included in other comprehensive income	0	0	0
Purchases	149,775	6,150	155,925
Sales/Distributions	(148,497)	(50)	(148,547)
Transfers out of level 3	(1,885)	0	(1,885)

Ending balance, September 30, 2012	$8,050	$6,935	$14,985

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$397	$319	$716

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net gains (losses) (realized/unrealized)
Included in earnings	711	(42)	669
Included in other comprehensive income	0	0	0
Purchases	555,702	150	555,852
Sales/Distributions	(550,254)	(94)	(550,348)
Transfers out of level 3	(1,623)	0	(1,623)

Ending balance, September 30, 2011	$8,998	$569	$9,567

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(320)	$(42)	$(362)

There were no transfers of securities in to, or out of, Level 2 financial assets during the nine months ended September 30, 2012. One transfer was made out of Level 3 and into Level 1 during the nine months ended September 30, 2012 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 2 financial assets during the nine months ended September 30, 2011. One transfer was made out of Level 3 and into Level 1 during the nine months ended September 30, 2011 for an equity security that was previously a non-public equity security and during the period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and nine months ended September 30, 2012 and 2011, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total gains and losses included in earnings for the period:

Principal transactions	$72	$(530)	$264	$202
Net investment income	383	123	885	467
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$31	$(563)	$12	$(829)
Net investment income	202	123	704	467

Financial Instruments Held for Investment—Designated as Trading

As of September 30, 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net gains (losses) recognized on trading securities	$959	$(6,296)	$3,927	$(6,729)
Less: Net (gains) losses recognized on trading securities sold during the period	(528)	(321)	(2,343)	(377)

Unrealized gains (losses) recognized on trading securities still held at the reporting date	$431	$(6,617)	$1,584	$(7,106)

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of September 30, 2012 and December 31, 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiaries that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	September 30, 2012
	Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses(2)
Marketable equity securities	$25,420	$2	$(379)	$25,043

	December 31, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(2)
Marketable equity securities	$146	$19	$0	$165

(1)	During the three months ended September 30, 2012, two non-public equity investments that were accounted for under the cost method became publicly traded. These investments have a total cost basis of $25,274 and were designated as available-for-sale.
(2)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date and more frequently when economic or market concerns warrant such evaluation. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. As of September 30, 2012, the Company held three marketable equity securities in unrealized loss positions. The Company evaluated these investments by reviewing the most recent financial information available for each entity and other market factors. Based on this evaluation, the Company determined that the unrealized losses did not appear to be other-than-termporary due to the limited severity of the losses and the duration in which these securities have traded below its cost basis. During the three and nine months ended September 30, 2012, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. During the three and nine months ended September 30, 2011, the Company recorded other-than-temporary impairment losses of $-0- and $7,499, respectively, in the statements of operations relating to two marketable equity securities. The Company recognized the impairment losses in 2011 due to the severity of the decline in the fair value of these securities below its cost basis during the second quarter of 2011. These results include an impairment loss of $7,416 related to an entity operating in the maritime transportation industry. This entity completed a secondary public offering in June 2011 that significantly diluted previous shareholders and severely impacted the market value of the entity’s shares.

There were no sales of marketable equity securities during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company received $-0- and $6,360, respectively, from sales of marketable equity securities resulting in gross gains of $-0- and $1,386, respectively.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	September 30, 2012	December 31, 2011
Non-public equity securities	$3,071	$25,427
Corporate debt investments	5,317	317

	$8,388	$25,744

The Company evaluates its portfolio of investments, carried at cost, for impairment as of each reporting date. Based on its evaluations, including consideration of the severity and duration of factors affecting the fair values of the Company’s investments, the Company recorded no impairment losses during the three and nine months ended September 30, 2012 and 2011.

During the three and nine months ended September 30, 2012, the Company received proceeds of $0 and $52, respectively, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $0 and $52, respectively. During the three and nine months ended September 30, 2012, there were redemptions of investments in investment funds of $-0- and $59, respectively. During the three and nine months ended September 30, 2011, the Company received proceeds of $-0- and $8,285, respectively, from sales of non-public equity securities, resulting in gross gains of $-0- and $5,500, respectively and gross losses of $-0- and $(22), respectively. During the three and nine months ended September 30, 2011, there were no redemptions of investments in investment funds.

3.	Income Taxes:

During the three and nine months ended September 30, 2012, the Company recorded a tax benefit from continuing operations of $(1,262) and $(1,240), respectively. The tax benefit from continuing operations for the three and nine months ended September 30, 2012 includes the recognition of $1,017 of previously unrecognized tax benefits. During the three and nine months ended September 30, 2011, the Company recorded a tax provision from continuing operations of $387 and $97, respectively.

The Company’s effective tax rates for continuing operations for the three and nine months ended September 30, 2012 were 22.6% and 23.5%, respectively. The Company’s effective tax rates for continuing operations, excluding the previously unrecognized tax benefits noted above for the three and nine months ended September 30, 2012, were 4.4% and 4.2%, respectively. The Company’s effective tax rates for continuing operations for the three and nine months ended September 30, 2011 were (1.5)% and (0.3)%, respectively. These effective tax rates for the three and nine months ended September 30, 2012 differed from statutory tax rates primarily due to the utilization of net operating losses which had a full valuation allowance recorded against them, state income taxes and the release of liability for uncertain tax positions.

As of September 30, 2012, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740 “Income Taxes” (“ASC 740”), it is more likely than not that the benefits of these assets will not be realized in the future.

4.	Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s principal U.S. broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2012, FBRCM had net capital of $52,006, which was $48,881 in excess of its required net capital of $3,125.

5.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the three and nine months ended September 30, 2012 and 2011, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	50,181	50,181	60,762	60,762
Stock options, unvested restricted stock and unvested RSUs (in thousands)	0	0	0	0

Weighted average common and common equivalent shares outstanding (in thousands)	50,181	50,181	60,762	60,762

Net loss applicable to common stock	$(3,357)	$(3,357)	$(26,136)	$(26,136)

Net loss per common share	$(0.07)	$(0.07)	$(0.43)	$(0.43)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	54,075	54,075	62,323	62,323
Stock options, unvested restricted stock and unvested RSUs (in thousands)	0	0	0	0

Weighted average common and common equivalent shares outstanding (in thousands)	54,075	54,075	62,323	62,323

Net loss applicable to common stock	$(2,428)	$(2,428)	$(30,768)	$(30,768)

Net loss per common share	$(0.04)	$(0.04)	$(0.49)	$(0.49)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options—Employees and directors	5,202	7,553	5,202	7,553
Stock Options—Non-employee	1,069	3,424	1,069	3,424
Restricted Stock, unvested	25	274	25	274
Restricted Stock Units, unvested	6,544	6,340	6,544	6,340

	12,840	17,591	12,840	17,591

6.	Commitments and Contingencies:

As of September 30, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January

2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818,000. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete. On July 20, 2012, Plaintiffs filed a motion to voluntarily dismiss with prejudice the claims relating to the two January 2008 offerings; that motion is pending at the Court of Appeals. The claims against FBRCM relating to the September 2007 offering remain on appeal.

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

During the three and nine months ended September 30, 2012, in privately negotiated or open market transactions the Company repurchased 173,906 and 2,151,983 shares, respectively, of its common stock at a weighted average share price of $3.07 and $2.74 per share, respectively, for a total cost, including transaction costs, of $533 and $5,887, respectively.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $19 and $105, respectively. For the three and nine months ended September 30, 2011, the Company recognized compensation expense of $52 and $223, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$393	$398	$1,190	$1,243
Restricted shares	$9	$43	$139	$450
RSUs	$1,546	$1,320	$4,234	$4,475

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	0	0	107,595	0	0	2,975,871
Grant date fair value per share	$0.00	$0.00	$2.77	$0.00	$0.00	$2.42

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of September 30, 2012
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$991	$14	$10,846
Unvested awards	2,463,862	25,002	6,543,676
Weighted average vesting period	1.0 years	0.4 years	2.6 years

8.	Related Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P (“Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2012 and 2011, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 244,898 and 168,067 options, respectively, to Crestview Advisors, L.L.C. valued at issuance at $240 and $200, respectively. During the three and nine months ended September 30, 2012, the Company recognized $250 and $750, respectively, of expense associated with this agreement. During the three and nine months ended September 30, 2011, the Company recognized $250 and $750, respectively, of expense associated with this agreement.

9.	Discontinued Operations:

In accordance with a definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds, discussed in Note 1, the sale will include an initial payment upon closing and a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, the Company’s proceeds will include an initial payment equal to 60% of the sales price as calculated on the closing date and the remaining 40% of the sales price as calculated on the first anniversary of the closing. See Note 12 for further information regarding the closing of this transaction subsequent to September 30, 2012.

The results related to the asset management operations reflected in the consolidated statements of operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$4,660	$3,477	$12,950	$11,386
Expenses	3,815	3,208	11,414	10,491

Income from discontinued operations before income taxes	845	269	1,536	895
Income tax benefit	(114)	(14)	(79)	0

Income from discontinued operations, net of taxes	$959	$283	$1,615	$895

As of September 30, 2012 and December 31, 2011, the Company had $1,890 and $2,121, respectively, of intangible assets assigned to its asset management operations. The intangible assets underlying these values will be transferred upon the close of the sale and therefore, will be eliminated from the Company’s balance sheet at that time. The carrying value of these assets at the closing date will be netted against the expected proceeds from the sale in determination of the gain on sale.

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

Prior to December 2011, the Company’s subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRIL and terminate FBRIL’s registration with the FSA. The Company’s revenues from foreign operations totaled $0 and $1,000 for the three months ended September 30, 2012 and 2011, respectively, and $0 and $3,671 for the nine months ended September 30, 2012 and 2011, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended September 30, 2012
	Capital Markets	Principal Investing	Other(1)	Total
Revenues:
Investment banking	$10,743	$0	$0	$10,743
Institutional brokerage	11,265	0	0	11,265
Net investment income	0	1,231	0	1,231
Net interest income, dividends and other	297	353	0	650

Total	22,305	1,584	0	23,889

Operating Expenses:
Variable	5,260	0	3	5,263
Fixed	23,818	71	315	24,204

Total	29,078	71	318	29,467

Pre-tax income (loss)	$(6,773)	$1,513	$(318)	$(5,578)

Compensation and benefits:
Variable	$1,499	$0	$0	$1,499
Fixed	13,126	37	164	13,327

Total	$14,625	$37	$164	$14,826

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Three Months Ended September 30, 2011
	Capital Markets	Principal Investing	Other(1)	Total
Revenues:
Investment banking	$5,032	$0	$0	$5,032
Institutional brokerage	19,380	0	0	19,380
Net investment (loss) income	0	(9,249)	0	(9,249)
Net interest income, dividends and other	984	511	(1)	1,494

Total	25,396	(8,738)	(1)	16,657

Operating Expenses:
Variable	8,691	2	3	8,696
Fixed	33,550	93	350	33,993

Total	42,241	95	353	42,689

Pre-tax loss	$(16,845)	$(8,833)	$(354)	$(26,032)

Compensation and benefits:
Variable	$4,000	$0	$0	$4,000
Fixed	19,846	49	185	20,080

Total	$23,846	$49	$185	$24,080

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Nine Months Ended September 30, 2012
	Capital Markets	Principal Investing	Other(1)	Total
Revenues:
Investment banking	$45,882	$0	$0	$45,882
Institutional brokerage	39,637	0	0	39,637
Net investment income	0	4,222	0	4,222
Net interest income, dividends and other	1,946	879	0	2,825

Total	87,465	5,101	0	92,566

Operating Expenses:
Variable	21,933	115	23	22,071
Fixed	74,445	259	1,074	75,778

Total	96,378	374	1,097	97,849

Pre-tax income (loss)	$(8,913)	$4,727	$(1,097)	$(5,283)

Compensation and benefits:
Variable	$6,964	$113	$11	$7,088
Fixed	41,790	122	554	42,466

Total	$48,754	$235	$565	$49,554

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Nine Months Ended September 30, 2011
	Capital Markets	Principal Investing	Other(1)	Total
Revenues:
Investment banking	$51,601	$0	$0	$51,601
Institutional brokerage	63,563	0	0	63,563
Net investment (loss) income	0	(10,880)	1	(10,879)
Net interest income, dividends and other	2,537	1,204	2	3,743

Total	117,701	(9,676)	3	108,028

Operating Expenses:
Variable	35,693	6	21	35,720
Fixed	102,417	315	1,142	103,874

Total	138,110	321	1,163	139,594

Pre-tax loss	$(20,409)	$(9,997)	$(1,160)	$(31,566)

Compensation and benefits:
Variable	$18,910	$1	$4	$18,915
Fixed	59,343	169	613	60,125

Total	$78,253	$170	$617	$79,040

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

11.	Recent Accounting Pronouncements:

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

Asset Management

On October 26, 2012, the Company’s wholly-owned subsidiary FBR Fund Advisers, Inc. completed the previously announced sale of assets related to the management of the entire family of the FBR Funds pursuant to a definitive agreement. The purchase price for the sale included an initial payment of $19,692 at closing based on assets under management of approximately $2,200,000 as October 25, 2012, and will include a subsequent payment upon the first anniversary of closing based on a percentage of assets under management for the applicable funds on such date.

Tender Offer

On November 5, 2012, the Company commenced a modified “Dutch auction” tender offer to purchase up to 4,000,000 shares, or approximately 8%, of its outstanding common stock, at a price of not less than $3.00 and not more than $3.25 per share. The offer to purchase shares, which is not conditioned upon any minimum number of shares being tendered, will expire on December 3, 2012, unless extended.

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

Executive Summary

Our net loss for the third quarter of 2012 was $3.4 million as compared to $26.1 million in the third quarter of 2011. For the nine months ended September 30, 2012, our net loss was $2.4 million as compared to $30.8 million in the comparable period in 2011.

In June 2012, we entered into a definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds. As a result of the Company’s decisions during the second quarter and this agreement to sell these assets, the Company now reports the results of its asset management operations as discontinued operations.

For the third quarter of 2012, our total revenues from continuing operations were $23.9 million, our pre-tax loss from continuing operations was $5.6 million and our net loss from continuing operations was $4.3 million, compared to total revenues from continuing operations of $16.7 million, a pre-tax loss from continuing operations of $26.0 million and a net loss from continuing operations of $26.4 million for the three months ended September 30, 2011. In addition, our income from discontinued operations, net of taxes, was $1.0 million in the third quarter 2012 compared to $0.3 million in the comparable period in 2011.

For the nine months ended September 30, 2012, our total revenues from continuing operations were $92.6 million, our pre-tax loss from continuing operations was $5.3 million and our net loss from continuing operations was $4.0 million, compared to total revenues from continuing operations of $108.0 million, a pre-tax loss from continuing operations of $31.6 million and a net loss from continuing operations of $31.7 million for the nine months ended September 30, 2011. In addition, for the nine months ended September 30, 2012, our income from discontinued operations, net of taxes, was $1.6 million compared to income from discontinued operations, net of taxes, of $0.9 million for the nine months ended September 30, 2011.

The improvement in our operating results in the three and nine months ended September 30, 2012 as compared to 2011 was primarily the result of the restructuring activities that we initiated in the fourth quarter of 2011 and the resulting reductions to our fixed costs that we realized during the nine months ended September 30, 2012. These cost reductions were primarily achieved through reductions in our workforce as our headcount in our continuing operations as of September 30, 2012 is down approximately 39% since September 30, 2011.

The following is an analysis of our operating results by segment for the three and nine months ended September 30, 2012 and 2011.

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

	Three Months Ended September 30,
	2012	2011
Revenues:
Investment banking	$10,743	$5,032
Institutional brokerage	11,265	19,380
Net interest income, dividends and other	297	984

Total	22,305	25,396

Operating Expenses:
Variable	5,260	8,691
Fixed	23,818	33,550

Total(1)	29,078	42,241

Pre-tax loss	$(6,773)	$(16,845)

(1)	For the three months ended September 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $5,942 and $8,051, respectively.

The pre-tax loss from our capital markets segment was $6.8 million for the third quarter of 2012 compared to $16.8 million for the third quarter of 2011. With revenues decreasing $3.1 million or 12% in 2012, the decrease in our pre-tax loss is attributable to decreases in both fixed and variable costs. Fixed expenses decreased $9.7 million, or 29%, in 2012 as a result of a reduction in employees since September 30, 2011 and the impact of other non-compensation cost reduction initiatives. Variable expenses decreased $3.4 million, or 39%, in 2012 reflecting a decrease in variable compensation and a decrease in clearing and brokerage costs. The decrease in variable compensation was attributable to the decrease in revenues and the reduction in our headcount. The decrease in clearing and brokerage costs is directly related to the decline in institutional brokerage activity in 2012.

Investment banking revenues increased $5.7 million to $10.7 million during the third quarter of 2012 from $5.0 million during the third quarter of 2011. In the third quarter of 2012, we completed 17 investment banking transactions, including one sole-managed private placement and five advisory assignments. Our investment banking revenues for the third quarter of 2011 were generated from seven transactions, including four advisory assignments.

Our institutional brokerage revenues decreased $8.1 million to $11.3 million for the third quarter of 2012 from $19.4 million for the third quarter of 2011. This decrease was primarily due to the continuing decrease in equity trading volumes being experienced industry-wide during the third quarter of 2012 resulting from lower volatility in the market and net outflows from domestic equity funds.

	Nine Months Ended September 30,
	2012	2011
Revenues:
Investment banking	$45,882	$51,601
Institutional brokerage	39,637	63,563
Net interest income, dividends and other	1,946	2,537

Total	87,465	117,701

Operating Expenses:
Variable	21,933	35,693
Fixed	74,445	102,417

Total(1)	96,378	138,110

Pre-tax loss	$(8,913)	$(20,409)

(1)	For the nine months ended September 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $18,807 and $24,953, respectively.

The pre-tax loss from our capital markets segment decreased to $8.9 million for the nine months ended September 30, 2012 from $20.4 million for the nine months ended September 30, 2011. With revenues decreasing $30.2 million or 26% in 2012, the decrease in our pre-tax loss is attributable to decreases in both fixed and variable costs. Fixed expenses decreased $28.0 million, or 27%, in 2012 as a result of a reduction in employees since September 30, 2011 and the impact of other non-compensation cost reduction initiatives. Variable expenses decreased $13.8 million, or 39%, in 2012 reflecting a decrease in variable compensation and a decrease in clearing and brokerage costs. The decrease in variable compensation was attributable to the decrease in revenues and the reduction in our headcount. The decrease in clearing and brokerage costs is directly related to the decline in institutional brokerage activity in 2012.

Investment banking revenues decreased $5.7 million to $45.9 million during the nine months ended September 30, 2012 from $51.6 million during the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we completed 48 investment banking transactions, including four book-run initial public offerings and five sole-managed private placements. Our nine months ended September 30, 2011 investment banking revenues were generated from 42 transactions, including one book-run initial public offering and three sole-managed private placements.

Our institutional brokerage revenues decreased $23.9 million to $39.6 million for the nine months ended September 30, 2012 from $63.6 million for the nine months ended September 30, 2011. This decrease was primarily due to the continuing decrease in equity trading volumes being experienced industry-wide during the nine months ended September 30, 2012 resulting from lower volatility in the market and net outflows from domestic equity funds.

Principal Investing

As of September 30, 2012, our principal investing activity consists of investments in merchant banking and other equity investments, investment funds and corporate debt investments. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Revenues:
Net investment income (loss)	$1,231	$(9,249)
Net interest income, dividends and other	353	511

Total	1,584	(8,738)

Operating Expenses:
Variable	0	2
Fixed	71	93

Total(1)	71	95

Pre-tax income (loss)	$1,513	$(8,833)

(1)	For the three months ended September 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $74 and $94, respectively.

The pre-tax income from our principal investing segment of $1.5 million for the third quarter of 2012 compares to a pre-tax loss of $8.8 million for the third quarter of 2011. Net investment income for the third quarter of 2012 is comprised of net realized and unrealized gains of $1.2 million on trading securities held for investment purposes, including net gains of $0.5 million on securities sold during the period. The pre-tax loss in 2011 was primarily attributable to $6.6 million in net unrealized losses on trading securities held for investment purposes and $2.6 million in net realized losses from the settlement of derivatives held for investment purposes and the sale of equity investments during the third quarter of 2011.

	Nine Months Ended September 30,
	2012	2011
Revenues:
Net investment income (loss)	$4,222	$(10,880)
Net interest income, dividends and other	879	1,204

Total	5,101	(9,676)

Operating Expenses:
Variable	115	6
Fixed	259	315

Total(1)	374	321

Pre-tax income (loss)	$4,727	$(9,997)

(1)	For the nine months ended September 30, 2012 and 2011, total operating expenses includes the allocation of corporate overhead costs of $243 and $320, respectively.

The pre-tax income from our principal investing segment of $4.7 million for the nine months ended September 30, 2012 compares to a pre-tax loss of $10.0 million for the nine months ended September 30, 2011. Net investment income for the nine months ended September 30, 2012 includes net realized and unrealized gains of $4.2 million on trading securities held for investment purposes compared to a net investment loss for the nine months ended September 30, 2011 which includes other-than-temporary impairment losses of $7.5 million related to two equity investments and $7.1 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and settlement of derivatives held for investment purposes. The net realized and unrealized gains of $4.2 million for the nine months ended September 30, 2012 include net gains of $2.3 million on securities sold during the period.

Investments

The total value of our investment portfolio was $55.1 million as of September 30, 2012. Of this total, $8.4 million was held in non-public investments recorded at cost, $39.0 million was held in marketable and non-public equity and fixed income securities, at fair value, and $7.7 million was held in investment funds.

The following table provides additional detail regarding our merchant banking and other long-term investments as of September 30, 2012 (dollars in thousands):

	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
American Residential Properties, Inc.	125,000	$2,390
GES Global Energy Services Inc.(Note)	n/a	5,000
Other	n/a	998

Total		$8,388
Marketable and non-public equity securities and warrants, at fair value		38,985
Investment funds, at fair value		7,709

Total investments		$55,082

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

We incurred a net loss of $3.4 million in the third quarter of 2012 compared to $26.1 million in the third quarter of 2011. The decrease in the net loss was primarily the result of the effects of cost reduction initiatives that were implemented during the fourth quarter of 2011, including an approximate 39% reduction in our headcount since the third quarter of 2011. Our net loss for the third quarter of 2012 also includes a $1.3 million tax benefit as compared to a $387 thousand tax provision in the third quarter of 2011.

The pre-tax loss in our capital markets segment was $6.8 million for the third quarter of 2012 compared to $16.8 million for the third quarter of 2011. While capital markets revenues decreased in 2012, the reduction in our loss is due to a decrease in our operating expenses reflecting the impact of cost reduction initiatives. Offsetting these results was an increase in pre-tax income from our principal investing segment to $1.5 million during the third quarter of 2012 from a loss of $8.8 million during the third quarter of 2011, reflecting net investment income of $1.2 million for the third quarter of 2012 as compared to a net investment loss of $9.2 million in the same period in 2011. Our income from discontinued operations, net of taxes, was $1.0 million in the third quarter 2012 compared to $0.3 million in the comparable period in 2011.

Our revenues increased 43.1% to $23.9 million during the third quarter of 2012 from $16.7 million during the third quarter of 2011 due to the changes in revenues discussed below.

Capital raising revenues increased to $8.6 million in the third quarter of 2012 from $0.6 million in the third quarter of 2011. In the third quarter of 2012, we completed 12 capital raising transactions including one sole-managed private placement. Our capital raising revenues for the third quarter of 2011were generated from three co-managed transactions.

Advisory revenues decreased 50.0% to $2.2 million in the third quarter of 2012 from $4.4 million in the third quarter of 2011. We completed five assignments in the third quarter of 2012 compared to four assignments in the third quarter of 2011. Our 2011 results include one significant merger and acquisition transaction that generated a majority of the advisory revenues for this period.

Institutional brokerage revenues from agency commissions and principal transactions decreased 41.8% to $11.3 million in the third quarter of 2012 from $19.4 million in the third quarter of 2011. This decrease is primarily a result of a decrease in overall industry-wide trading volume during the third quarter of 2012 as compared to 2011.

Net investment income was $1.2 million in the third quarter of 2012 compared to net investment losses of $9.2 million in the third quarter of 2011. Net investment income for the third quarter of 2012 is comprised of net realized and unrealized gains of $1.2 million on trading securities held for investment purposes, including net gains of $0.5 million on securities sold during the period. The net investment loss in 2011 was primarily attributable to $6.6 million in net unrealized losses on trading securities held for investment purposes and $2.6 million in net realized losses from the settlement of derivatives held for investment purposes and the sale of equity investments during the third quarter of 2011.

Interest income, dividends and other revenues decreased 53.3% to $0.7 million in the third quarters of 2012 from $1.5 million in the third quarter of 2011. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities.

Total expenses decreased 30.9% to $29.5 million in the third quarter of 2012 from $42.7 million in the third quarter of 2011. This decrease was caused by the changes in expenses described below.

Compensation and benefits expenses decreased 38.6% to $14.8 million in the third quarter of 2012 from $24.1 million in the third quarter of 2011. Fixed compensation decreased $6.8 million in 2012 reflecting the effects of an approximate 39% reduction in our headcount since the end of the third quarter of 2011. Variable compensation decreased $2.5 million during the third quarter of 2012 as compared to third quarter of 2011 due to a decrease in revenues and a reduction in our headcount.

Professional services expenses increased 3.8% to $2.7 million in the third quarter of 2012 from $2.6 million in the third quarter of 2011, reflecting an increase of $0.8 million in transaction costs related to investment banking activity offset by a $0.7 million decrease in costs related to corporate activities.

Business development expenses decreased 20.0% to $1.6 million in the third quarter of 2012 from $2.0 million in the third quarter of 2011. This decrease is primarily the result of decreased travel costs associated with the overall reduction in our workforce.

Clearing and brokerage fees decreased 52.8% to $1.7 million in the third quarter of 2012 from $3.6 million in the third quarter of 2011. This decrease is primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 4.7% to $4.1 million in the third quarter of 2012 from $4.3 million in the third quarter of 2011. We incurred a $0.6 million charge in the third quarter of 2012 related to the consolidation of office space with no comparable charge in third quarter of 2011. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space.

Communications expenses decreased 26.8% to $3.0 million in the third quarter of 2012 from $4.1 million in the third quarter of 2011. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 25.0% to $1.5 million in the third quarter of 2012 from $2.0 million in the third quarter of 2011. The decrease in expenses is primarily due to decreases in business licensing taxes and regulatory agency fees as a result of the reduction in our workforce and revenues, as well as, decreases in administrative operational expenses and corporate insurance costs.

We recognized a tax benefit of $1.3 million in the third quarter of 2012 compared to a tax provision of $387 thousand in the third quarter of 2011. The tax benefit from continuing operations for the third quarter of 2012 includes the recognition of $1.0 million of previously unrecognized tax benefits. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate, for the third quarter of 2012 was 22.6%. Our effective tax rate excluding the previously unrecognized tax benefits noted above, was 4.4% in the third quarter of 2012. In comparison, our effective rate was (1.5)% in the third quarter of 2011. Our effective tax rates for 2012 differed from statutory rates primarily due to the utilization of net operating losses which had a full valuation allowance recorded against them, state income taxes and the release of liability for uncertain tax positions.

The Company believes there is potential for volatility in its 2012 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Income from discontinued operations, net of taxes, increased to $1.0 million for the third quarter of 2012 compared to $0.3 million in the third quarter of 2011. These 2012 results reflect an increase in asset management fees as a result of the increase in our average assets under management offset by $0.5 million in costs associated with the pending sale transaction in 2012 that are not comparable to 2011. Our mutual fund assets under management increased 29% to $2.2 billion at September 30, 2012 from $1.7 billion at December 31, 2011 and increased 57% from $1.4 billion at September 30, 2011. The increase in mutual fund assets under management during the nine months ended September 30, 2012 is primarily the result of net inflows of $313.7 million and an 11% increase in market value.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

We incurred a net loss of $2.4 million in the first nine months of 2012 compared to $30.8 million in the first nine months of 2011. The decrease in the net loss was primarily the result of the effects of cost reduction initiatives that were implemented during the fourth quarter of 2011, including an approximate 39% reduction in our headcount since the third quarter of 2011. Our net loss for the first nine months of 2012 also includes a $1.2 million tax benefit as compared to a $97 thousand tax provision in the first nine months of 2011.

The pre-tax loss in our capital markets segment decreased to $8.9 million during the first nine months of 2012 from $20.4 million during the first nine months of 2011. While capital markets revenues decreased in 2012, the reduction in our loss is due to a decrease in our operating expenses reflecting the impact of cost reduction initiatives. Offsetting the loss in our capital markets segment in 2012 was an increase in pre-tax income from our principal investing segment to $4.7 million during the first nine months of 2012 from a loss of $10.0 million during the first nine months of 2011. The improvement in these results is due to an increase in net investment income for the first nine months of 2012 as compared to the same period in 2011. Our income from discontinued operations, net of taxes increased to $1.6 million in the first nine months of 2012 from $0.9 million recognized in the comparable period in 2011.

Our revenues decreased 14.3% to $92.6 million during the first nine months of 2012 from $108.0 million during the first nine months of 2011 due to the changes in revenues discussed below.

Capital raising revenues increased 2.6% to $39.6 million in the first nine months of 2012 from $38.6 million in the first nine months of 2011. In the first nine months of 2012, we completed four book-run initial public offerings and five sole-managed private placements compared to the first nine months of 2011 in which we completed one book-run initial public offering and three sole-managed private placements.

Advisory revenues decreased 51.5% to $6.3 million in the first nine months of 2012 from $13.0 million in the first nine months of 2011. We completed 15 assignments in the first nine months of 2012 as compared to 11 assignments in the first nine months of 2011, however, our 2011 results include two significant merger and acquisition transactions that generated a majority of the advisory revenues for this period. Our results in 2012 do not include comparable transactions.

Institutional brokerage revenues from agency commissions and principal transactions decreased 37.7% to $39.6 million in the first nine months of 2012 from $63.6 million in the first nine months of 2011. This decrease is primarily a result of a decrease in overall industry-wide trading volume during the first nine months of 2012 as compared to 2011.

Net investment income was $4.2 million in the first nine months of 2012 compared to net investment losses of $10.9 million in the first nine months of 2011. Net investment income for the nine months ended September 30, 2012 includes net realized and unrealized gains of $4.2 million on trading securities held for investment purposes compared to a net investment loss for the nine months ended September 30, 2011 which includes other-than-temporary impairment losses of $7.5 million related to two equity investments and $7.1 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and settlement of derivatives held for investment purposes. The net realized and unrealized gains of $4.2 million for the nine months ended September 30, 2012 include net gains of $2.3 million on securities sold during the period.

Interest income, dividends and other revenues decreased 24.3% to $2.8 million in the first nine months of 2012 compared to $3.7 million in the first nine months of 2011. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities.

Total expenses decreased 29.9% to $97.8 million in the first nine months of 2012 from $139.6 million in the first nine months of 2011. This decrease was caused by the changes in expenses described below.

Compensation and benefits expenses decreased 37.2% to $49.6 million in the first nine months of 2012 from $79.0 million in the first nine months of 2011. Fixed compensation decreased $17.7 million in 2012 reflecting the effects of an approximate 39% reduction in our headcount since the end of the third quarter of 2011. Our fixed compensation costs in the first nine months of 2011 included severance costs of $1.2 million that are not comparable to the first nine months of 2012. Variable compensation decreased $11.7 million during the first nine months of 2012 as compared to first nine months of 2011 due to a decrease in revenues and a reduction in our headcount.

Professional services expenses increased 1.0% to $9.3 million in the first nine months of 2012 compared to $9.2 million in the first nine months of 2011, reflecting an increase of $0.6 million in transaction costs related to investment banking activity offset by a $0.5 million decrease in costs related to corporate activities.

Business development expenses decreased 22.4% to $6.6 million in the first nine months of 2012 from $8.5 million in the first nine months of 2011. This decrease is primarily the result of decreased travel costs associated with the overall reduction in our workforce, partially offset by increased transaction costs related to investment banking activity.

Clearing and brokerage fees decreased 36.8% to $6.0 million in the first nine months of 2012 from $9.5 million in the first nine months of 2011. This decrease is primarily due to a lower volume of trading activity, in particular related to our equity trading desk.

Occupancy and equipment expenses decreased 20.9% to $11.7 million in the first nine months of 2012 from $14.8 million in the first nine months of 2011. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space. Also, the results for the first nine months of 2012 include a $1.1 million charge associated with the consolidation of office space in our Arlington, Virginia headquarters compared to $1.0 million of comparable office consolidation costs in the first nine months of 2011.

Communications expenses decreased 22.0% to $9.6 million in the first nine months of 2012 from $12.3 million in the first nine months of 2011. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our workforce.

Other operating expenses decreased 17.7% to $5.1 million in the first nine months of 2012 from $6.2 million in the first nine months of 2011. The decrease in expenses is primarily due to decreases in business licensing taxes and regulatory agency fees as a result of the reduction in our workforce and revenues, as well as, decreases in administrative operational expenses and corporate insurance costs.

We recognized a tax benefit of $1.2 million in the first nine months of 2012 compared to a tax provision of $97 thousand in the first nine months of 2011. The tax benefit from continuing operations for the first nine months of 2012 includes the recognition of $ 1.0 million of previously unrecognized tax benefits. Our income tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Based on this approach, our effective tax rate for the first nine months of 2012 was 23.5%. Our effective tax rate excluding the previously unrecognized tax benefits noted above, was 4.2% in the first nine months of 2012. In comparison, our effective rate was (0.3)% in the first nine months of 2011. Our effective tax rates for 2012 differed from statutory rates primarily due to the utilization of net operating losses which had a full valuation allowance recorded against them, state income taxes and the release of liability for uncertain tax positions.

The Company believes there is potential for volatility in its 2012 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Income from discontinued operations, net of taxes, increased to $1.6 million for the first nine months of 2012 compared to $0.9 million for the first nine months of 2011. The change in income reflects an increase in asset management fees as a result of the increase in our average assets under management offset by $0.9 million in costs associated with the pending sale transaction in 2012 that are not comparable to 2011.

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

Cash Flows

As of September 30, 2012, our cash and cash equivalents totaled $129.9 million representing a net decrease of $5.9 million for the first nine months of 2012. The decrease is primarily attributable to cash used in financing activities of $19.4 million as a result of repurchases of our common stock. This decrease was partially offset by cash provided by operating activities of $10.4 million, which primarily resulted from a reduction in our trading desk net long positions and net cash from operating results, and cash provided by investing activities of $3.1 million. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $10.4 million during the first nine months of 2012 compares to $81.2 million used during the first nine months of 2011. The cash provided by operating activities during the first nine months of 2012 primarily reflects the decrease in our trading positions. The first nine months of 2011 cash used in operating activities reflects increased capital investment in our trading desk positions.

Net cash provided by investing activities of $3.1 million during the first nine months of 2012 compares to net cash used in investing activities of $12.0 million during the first nine months of 2011. The activity for 2012 was associated with the sale of $37.3 million in equity investments offset partially by the purchase of $33.7 million of equity and fixed income investments and investment funds. The activity for 2011 reflects the purchase and sale of equity and fixed income investments.

Net cash used in financing activities of $19.4 million during the first nine months of 2012 compares to $22.1 million used during the first nine months of 2011. The 2012 activity primarily represents the repurchase of 7.3 million shares of our common stock for $20.1 million. The 2011 activity reflects the repurchase of 8.0 million shares of our common stock for $22.7 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $129.9 million at September 30, 2012), cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At September 30, 2012, we had no outstanding borrowings.

Asset Management Sale

In accordance with the definitive agreement to sell the assets related to the management of the entire family of ten FBR Funds that we entered into in June 2012, (see Notes 9 and 12 to the financial statements), the sale will include an initial payment upon closing and a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, our proceeds will include an initial payment equal to 60% of the sales price as calculated on the closing date and the remaining 40% of the sales price as calculated on the first anniversary of the closing. On October 26, 2012, the Company’s wholly-owned subsidiary FBR Fund Advisers, Inc. completed the sale of the FBR Funds. The purchase price for the sale included an initial payment of $19.7 million at closing based on assets under management of approximately $2.2 billion as of October 25, 2012, and will include a subsequent payment upon the first anniversary of closing based on a percentage of assets under management for the applicable funds on such date as noted above.

Assets

As of September 30, 2012, our principal assets consisted of cash and cash equivalents, receivables, trading securities and investments. As of September 30, 2012 and December 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $129.9 million and $135.8 million, respectively.

The decrease in our total assets to $284.0 million as of September 30, 2012 compared to $298.1 million as of December 31, 2011, was primarily the result of a decrease in cash and cash equivalents and receivables, including amounts due from brokers, dealers and clearing organizations and income taxes.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also include unsettled equity and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. An increase in unsettled credit transactions was the primary reason for the increase in the receivable from brokers, dealers and clearing organizations as of September 30, 2012. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $2.6 million and $0.5 million, respectively, as of September 30, 2012 compared to $5.0 million and $6.3 million, respectively, as of December 31, 2011. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2012, our $55.1 million of investments primarily consists of investments in marketable equity securities, non-public equity securities, investment funds, and corporate debt investments. These investments are funded in cash and are not financed with debt. Accordingly, a decline in value of these assets, should it occur, would impact our return on our investment, however, it would not impact our current liquidity requirements.

Regulatory Capital

FBRCM, our principal U.S. broker-dealer, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2012, FBRCM had total regulatory net capital of $52.0 million, which exceeded its required net capital of $3.1 million by $48.9 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In June 2012, we completed a tender offer to repurchase shares of our common stock. Pursuant to the modified “Dutch auction” tender offer, we repurchased 5,107,000 shares of our common stock at a weighted average share price of $2.75 per share for a total cost, including transaction costs, of $14.2 million.

During the nine months ended September 30, 2012, we repurchased 2.2 million shares of our common stock through privately negotiated or open market transactions at a weighted average share price of $2.74 per share for a total cost, including transaction costs, of $5.9 million.

In July 2012, our Board of Directors approved a 5,000,000 share increase to the number of shares of our common stock that we are authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 6,146,644 shares.

On November 5, 2012, we commenced a modified “Dutch auction” tender offer to purchase up to 4,000,000 shares, or approximately 8%, of our outstanding common stock, at a price of not less than $3.00 and not more than $3.25 per share. The offer to purchase shares, which is not conditioned upon any minimum number of shares being tendered, will expire on December 3, 2012, unless extended.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at September 30, 2012 was approximately $407 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the nine months ended September 30, 2012. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the nine months ended September 30, 2012 was net losses of $2 thousand. Over the same period, the worst one-day trading revenues were net losses of $207 thousand which is less than the $364 thousand daily trading loss implied by the average one-day VaR for the nine months ended September 30, 2012.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2012. The fair value of the $20.2 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $22.2 million and $18.2 million, respectively, and the fair value of the $36.0 million of other equity investments would increase or decrease to $39.6 million and $32.4 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2012 and December 31, 2011, we have recorded no liabilities with regard to this right. During the nine months ended September 30, 2012 and 2011, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2012, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint—with an aggregate offering price of approximately $818.0 million. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete. On July 20, 2012, Plaintiffs filed a motion to voluntarily dismiss with prejudice the claims relating to the two January 2008 offering; that motion is pending at the Court of Appeals. The claims against FBRCM relating to the September 2007 offering remain on appeal.

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

As of September 30, 2012, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the third quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012	—	$—	—	6,146,644
August 1 to August 31, 2012	97,513	3.07	97,513	6,049,131
September 1 to September 30, 2012	76,393	3.07	76,393	5,972,738

Total	173,906	$3.07	173,906	5,972,738

(1)	On July 17, 2012, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 6,146,644 shares.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of the Registrant.*

3.2	Amended and Restated Bylaws of the Registrant.**

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-175088), which was filed with the SEC on June 23, 2011, and incorporated herein by reference.
**	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 23, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: November 9, 2012	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2012	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)