Form 10-K
period 2012-12-31
FBR & Co.
filed 2013-03-15
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer  ☐             Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2012 was approximately $112.2 million based on the closing price of the registrant’s common stock on such date as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On March 1, 2013, there were 11,927,308 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR & Co. 2013 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2013)	Part III, Items 10, 11, 12, 13 and 14

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

Forward-looking information speak only as of the date they are made, and we will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate, and there are no guarantees about our performance. This Form 10-K, including the consolidated financial statements and notes thereto and the documents incorporated by reference, should be read for a complete understanding of our business, an investment in our company and the risks and other uncertainties associated with that business or an investment in our company.

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

Overview

FBR & Co. is a full-service investment banking and institutional brokerage firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiary, FBR Capital Markets & Co. (“FBRCM.”), an SEC-registered broker-dealer, we have focused our business on providing:

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

In October 2012, we completed the sale of the assets related to the management of our mutual fund business. As a result, we are no longer engaged in the asset management business and now report the results of our asset management operations as discontinued operations. See Note 12 to our financial statements included in this Form 10-K.

In July 2006, we sold shares of our common stock in a private offering and a concurrent private placement to Crestview Partners (“Crestview”), a New York-based private equity firm. In June 2007 we became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBRC). We are a Virginia corporation headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, New York and San Francisco. The address of our principal executive offices is 1001 Nineteenth Street North, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Business Segments

Our business is comprised of two separate segments: capital markets, which includes investment banking and institutional brokerage and research; and principal investing.

Financial information concerning our company for the fiscal years ended December 31, 2012, 2011, and 2010, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 13 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking and institutional brokerage professionals through our broker-dealer subsidiary. These professionals provide investment banking services, including capital raising and financial advisory services for our corporate issuer clients, and institutional brokerage services including sales, trading, and research services, to our institutional investor clients. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs. In recent years we have reduced our total number of employees and made adjustments to our fixed and variable cost structure to better align our overall cost structure with current market conditions, while over the same period we have added capabilities in convertible securities sales and trading, loan trading, and high yield debt and listed options sales and trading.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services through industry specific investment banking teams that focus on the diversified industrials, energy and natural resources, financial institutions, insurance and real estate industries. These teams work closely with our equity, equity-linked and debt capital markets personnel in originating and executing capital markets transactions. In addition to our industry specific teams, our financial sponsors investment banking group delivers investment banking products and solutions to the private equity community and their portfolio companies, our financial advisory investment banking group delivers a broad range financial advisory services to our investment banking clients.

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

Capital Raising. We have developed a strong market presence as a leading underwriter of equity securities in the United States. We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all backed by extensive due diligence. We offer a wide range of financial products and services designed to serve the needs of our investment banking clients, including private common equity offerings, initial public, follow-on, and secondary offerings of common equity, convertible debt offerings, public and private preferred equity offerings, and high yield debt offerings and bank-loan syndication.

Strategic Advisory Services. Our financial advisory practice builds on our capital markets expertise and focuses on helping our investment banking clients to assess strategic alternatives, including advice on M&A, liability management and financial restructuring, and strategic partnerships. In addition, we provide valuation advice, fairness opinions, market comparable valuation analysis and other corporate finance advice.

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

Our sales professionals work closely with our research analysts and our trading desks to provide the most up-to-date information to our institutional clients. Our sales, trading, and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. We make markets in NASDAQ and other securities, we trade listed and unlisted securities and loan products, and we service the trading desks of major institutions in the United States, Europe and elsewhere.

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

After initiating coverage of a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensure that new developments are effectively communicated to our sales force and institutional investors. Our research team analyzes major trends, publishes original research on new areas of growth, provides fundamental, company-specific coverage and works with our institutional clients to identify and evaluate public equity investment opportunities.

Principal Investing

Our principal investing activity consists primarily of investments in merchant banking and other equity investments, investment funds and corporate debt investments. We have historically made merchant banking investments in selected transactions that our investment banking group underwrites. This strategy involves investing our capital alongside the capital of our institutional clients.

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

Financial Information about Geographic Areas

We operate predominately in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions. For a summary of net revenues from continuing operations attributable to international operations, see Note 13 to our financial statements included in this Form 10-K. Our long lived assets attributable to foreign operations have been immaterial for the last three fiscal years.

Competition

In recent years, the financial services industry has undergone a dramatic reshaping, as numerous major financial institutions consolidated, were forced to merge, declared bankruptcy, received substantial government assistance or were placed into conservatorship, all of which has resulted in significant upheaval in the competitive environment. These events accelerated a longstanding trend toward consolidation among companies in the financial services industry and created an environment of uncertainty among financial services firms of all sizes. As a full-service investment banking and institutional brokerage firm, all aspects of our business are intensely competitive. Our competitors include large, fully integrated bank holding companies, as well as other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. Some of our competitors have fundamentally changed their respective business models over the past several years, including, in certain cases, becoming commercial banks, and there has been significant movement of personnel, both among firms as well as out of the industry altogether. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. Recent developments could result in our remaining competitors gaining even greater capital and other resources. We believe that the principal factors that allow us to compete effectively include the strength and extent of our client relationships, our reputation and track record, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

We have experienced intense price competition in some areas of our capital markets businesses, in particular, within our trading business. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend toward alternative trading systems is likely to continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

Competition is also intense for the recruitment and retention of qualified professionals. The performance of our business is in large part dependent on the skills, expertise and performance of our employees. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

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

We monitor market and business risk, including credit risk, operations, liquidity, regulatory, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and manage risk associated with our investment banking, principal investing and other activities. We review, among other things, business and transactional risks associated with investment banking potential clients and engagements. We seek to manage the risks associated with our investment banking and principal investing activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction. Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Insurance

We maintain insurance in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of December 31, 2012, we had 256 employees, in comparison to the 295 employees we had as of December 31, 2011. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of current conditions in the financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry. Legislation in recent years, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), has substantially intensified the regulation of the financial services industry. Among other things, Dodd-Frank has expanded the authority of our existing regulators, broadened reporting requirements and regulation relating to executive compensation, and expanded the standards for market participants dealing with clients and customers. In addition, conditions in the global financial markets have caused regulatory agencies to increase their examination, enforcement and rulemaking activites. This regulatory environment will likely alter certain financial industry business practices and change the competitive landscape, which may have an adverse effect on our business, financial condition and results of operation.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FBRCM is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization, and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, FBRCM is subject to regulation and oversight by the SEC and FINRA, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBRCM and its registered representatives. State securities regulators also have regulatory or oversight authority over FBRCM. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

In connection with the sale of the assets related to our mutual fund business, in the fourth quarter of 2012 we terminated the registration with the SEC as an investment advisor of our subsidiary FBR Fund Advisers, Inc., and initiated the process to terminate the SEC broker-dealer registration of our subsidiary FBR Investment Services, Inc.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, FBRCM is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealer, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times FBRCM has been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA. The failure of FBRCM, our U.S. broker-dealer, to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in our broker-dealer subsidiary’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to us and to our broker-dealer subsidiary.

FBRCM also is subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “material associated persons” (as defined in the Risk Assessment Rules) of the broker-dealer and the activities conducted by such material associated persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. Acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and FINRA have adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the United States reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies.

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

Prior to December 2011, our subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, we initiated the process to cease activities at FBRIL and terminate FBRIL’s registration with the FSA. Subsequent to these actions, subject to regulatory limitations, institutional brokerage and investment banking activity with European clients is conducted by FBRCM. FBRIL’s registration with the FSA was terminated in 2012.

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

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, particularly the equity capital markets, and economic conditions generally. Market valuations fluctuated throughout 2012 and the liquidity seen in the markets prior to 2008 has not yet returned. Lower levels of liquidity continue to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

Our investment banking revenues are directly related to the number and size of the transactions in which we participate. Any future market downturns that affect the size and number of capital raising transactions will likely have a negative impact on our investment banking business. Sustained market downturns and credit market dislocations and liquidity issues in the future would also likely lead to a further decline in the volume of secondary market trading that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

Risks Related to Our Business

Our financial results may fluctuate substantially from quarter to quarter.

We have experienced, and expect to experience in the future, significant quarterly variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s securities offering may be delayed or terminated because of adverse market conditions, failure to obtain necessary regulatory approvals or unexpected financial or other problems in the client’s business. If the parties fail to complete an offering in which we are participating as an underwriter or placement agent, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on early-stage companies in certain sectors, as the market for securities of these companies may experience significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. More companies initiating the process of an initial public offering are simultaneously exploring M&A exit opportunities. Our investment banking revenues would be adversely affected in the event that an initial equity offering for which we are acting as an underwriter is preempted by the company’s sale if we are not engaged as a strategic advisor in such sale. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis.

We are dependent on our executive management team, and we may not be able to execute our business plan in the event that members of our executive management team are no longer available to us and we are unable to find suitable replacements for them or the members of our executive management team do not dedicate a sufficient amount of their professional time to our endeavors.

With the exception of our President and Chief Executive Officer, members of our executive management team do not have employment agreements with us. We have no assurance that the services of our executive management team will continue to be available to the full extent of our needs. We believe that our success depends to a significant extent upon the experience of our executive management team, whose continued service is not guaranteed. If certain members of our executive management team leave our company or are otherwise no longer available to us or are not available to the full extent of our needs, we may not be able to replace them with suitable management and may be unable to execute our business plan.

We encounter intense competition for qualified professionals from other investment banking firms and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds, and our failure to hire qualified professionals and retain our existing professionals may materially impede the success and growth of our business.

Our people are our most valuable resource. Our ability to secure and maintain investment banking engagements depends upon the reputation, judgment, business generation capabilities and project execution skills of our professionals. Our professionals’ reputations and relationships with our clients are a critical element in obtaining and executing client engagements. Generally, we do not have employment or non-competition agreements with any of our professionals. We encounter intense competition for qualified professionals from other companies in the investment banking industry and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds. The headcount reductions we undertook as part of our restructuring actions in 2010 and 2011 have made us more dependent on the professionals that we continue to employ. We may experience losses of investment banking, brokerage, research and other professionals and our failure to hire qualified professionals and retain our existing professionals may materially impede our success and growth. While we believe that we will continue to be able to retain and recruit qualified professionals, the departure or other loss of our key professionals who manage substantial client relationships or who possess substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations. Any negative financial performance that results in lower compensation levels may exacerbate this risk. In addition, if any of our investment bankers or members of our executive management team were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. We may not be able to prevent our key professionals or the members of our executive management team from resigning to join our competitors or from forming a competing company.

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

We are dependent on revenues related to securities issued by companies in specific industry sectors. The real estate, diversified industrials, energy and natural resources, and financial institutions sectors account for the majority of our investment banking, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

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

In addition, we may incur significant expenses in connection with any expansion of our capital markets businesses or in connection with strategic acquisitions and investments. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

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

Our institutional brokerage revenues may decline due to competition from alternative trading systems and lower overall volume.

Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. In addition, industry-wide trading volumes of equity securities have declined in recent years. Any dramatic increase in computer-based or other electronic trading or further declines in trading volumes may adversely affect our institutional brokerage revenues. The NYSE’s adoption of its hybrid market for trading securities may increase pressure on our institutional brokerage business as customers execute more of their NYSE-related trades electronically. Even if we were to develop our own electronic trading systems, we cannot assure you that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades. As a result, our institutional brokerage revenues could decline in the future, which would negatively impact our cash flows and the value of our common stock.

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

FBRCM, which is a U.S. registered broker-dealer, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Furthermore, FBRCM is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to FBR & Co. As a holding company, we will depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including any debt obligations we may incur. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including debt obligations.

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

Before we make principal investments, we assess the strength and skills of an entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the company. We cannot assure you that our due diligence processes will uncover all relevant facts or risks about a company in which we make a princepal investment, or that any such investment will be successful. Any unsuccessful principal investments may have a material adverse effect on our financial condition and results of operation.

In any potential principal investment, we depend on management and have limited ability to influence management of companies in which we have invested.

We generally do not control the management, investment decisions or operations of the enterprises in which we make principal investments. Management of those enterprises may decide to change the nature of their assets or business plan, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions, and as noted below, may have only limited ability to dispose of these investments.

We may make principal investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

The securities of any new publicly-held or privately-held entity in which we make a principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. The investments we make in alternative asset classes such as hedge funds are typically subject to restrictions that limit the amount and timing of redemptions. We also expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make our principal investments through an affiliate of FBRCM, a registered broker-dealer in the U.S., our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, FINRA and other governmental authorities. As a result, the rules of the SEC, FINRA, and other governmental authorities and self-regulatory organizations may limit our ability to invest in the securities of companies whose securities are underwritten or privately placed by our broker-dealer affiliates.

Prices of the equity securities of new entities in which we make principal investments may be volatile. We may make principal investments that are significant relative to the subject company’s overall capitalization, and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities.

The disposition value of our principal investments is dependent upon general and specific market conditions which could result in a decline of the value of these investments.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that the market value of the investment will not decline, perhaps materially, as a result of general market conditions. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies or alternative asset class investments of the type in which we invest could result in a decline in the value of our investments.

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

We make principal and merchant banking investments that are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a further decline in market value of our investment securities may further reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

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

In addition, changes in interest rates may impact some of our principal investments and/or merchant banking investments in companies whose business models are sensitive to interest rates.

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

Since we are a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to us. Our broker-dealer subsidiary is subject to various capital adequacy requirements promulgated by the regulatory and other authorities of the countries in which they operate. These regulatory rules may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

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

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Furthermore, there is no assurance that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause us significant reputational harm, which could seriously harm our business and prospects. See Part I, Item 3, “Legal Proceedings” of this Form 10-K for additional information concerning litigation in which we are involved.

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

Under the provisions of Section 13 of the Worker, Homeownership, and Business Act of 2009, enacted on November 6, 2009, we elected to use a five year carryback period for the domestic federal NOL incurred in 2008. As a result, we do not have any domestic federal NOL carryover that would be subject to limitations of section 382. As of the end of 2012, we had NCL carryovers and certain built-in losses that would be subject to an annual section 382 limitation.

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

In 2009, we entered into the Amended and Restated Voting Agreement with Arlington Asset, FBR TRS Holdings and Crestview (the “Amended and Restated Voting Agreement”) that provides Crestview, among other things, with the right to designate two representatives for election to our board of directors. Subject to certain conditions, Crestview also has the right to designate one representative to serve on each of the committees of our board of directors, to the extent permitted by law and the applicable regulations of the NASDAQ Global Select Market (or, if not so permitted, such designee(s) will have certain observation rights). Accordingly, Crestview may have the ability to influence any action taken or recommended by our board of directors. If the interests of Crestview are in conflict with the interests of our other stockholders, the ability of Crestview to influence our board of directors could result in a conflict of interest for members of our board.

Crestview has certain registration rights with respect to the shares of our common stock owned by it and the exercise of these rights could affect the trading market for our common stock.

As of December 31, 2012, Crestview, directly and indirectly, beneficially owned approximately 18% of the outstanding shares of our common stock, including stock options issued to them. We entered into a registration rights agreement with Crestview, dated as of July 20, 2006, with respect to the shares of our common stock beneficially owned by Crestview. The registration rights agreement contains certain demand and piggyback registration rights.

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

We have agreed, subject to the modification described below, to pay Crestview Advisors, L.L.C., an affiliate of Crestview, a $1.0 million annual strategic advisory fee and reimburse Crestview Advisors, L.L.C. for reasonable out-of-pocket expenses in exchange for ongoing strategic advice and assistance. This fee is payable for as long as Crestview beneficially owns at least 50% of the shares of our common stock that the Crestview affiliates purchased in our 2006 private offering. In September 2008, we granted Crestview Advisors, L.L.C. options to purchase 502,268 shares of our common stock at a price of $5.30 per share in lieu of cash payments for the strategic advisory fee for the period from October 1, 2008 through December 31, 2009. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. Based on Crestview’s election, in June 2012, June 2011 and June 2010, the Company issued 244,898, 168,067 and 153,846, respectively, such options to Crestview Advisors, L.L.C. valued at $0.24 million in 2012, and $0.2 million in 2011 and 2010. The remaining portion of the 2012, 2011 and 2010 strategic advisory fee was paid in cash. Crestview Advisors, L.L.C. is not required to provide specified services to us or our affiliates, and we cannot assure you that this agreement will result in increased opportunities for any of our businesses or in the establishment of new relationships with potential clients or investors. To the extent that we do not capture the anticipated benefit of these services, our payment obligations under this agreement may impede our growth and negatively impact our operating results.

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

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, FINRA, and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The specific impact of Dodd-Frank on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The obligation of financial institutions, including ourselves, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Regulators have also stepped up regulation and enforcement to catch and punish bribery or similar corrupt practices by financial institutions. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

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

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to exercise transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Furthermore, although we do not hold any EU sovereign debt, we may do business with and be exposed to financial institutions that have been affected by the recent EU sovereign debt crisis. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets and principal investing segments at that location. We occupy four leased floors of our headquarters building in Arlington, Virginia. We also lease office space in the following locations where we conduct certain portions of our capital markets operations: Boston, Massachusetts; Dallas, Texas; Houston, Texas; Irvine, California; New York, New York; and San Francisco, California. We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2012, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument at the Court of Appeals has been heard. Claims relating to the two January 2008 offerings have been voluntarily dismissed with prejudice by plaintiffs. The claims against FBRCM relating to the September 2007 offering remain on appeal.

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $22.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. FBRCM has contractual indemnification claims against the RMBS issuers and contribution claims against co-underwriters involved in the two offerings for which claims have been made against it.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases all currently pending in the Southern District of Florida are captioned: Martin J. Fuller v. Imperial Holdings, Inc., et al; City of Roseville Employees Retirement System v. Imperial Holdings, et al; Sauer v. Imperial Holdings, et al.; and Pondick v. Imperial Holdings, et al. The complaints allege claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. Imperial has assumed its contractual obligation to indemnify the underwriters. As of December 19, 2012, Imperial and all other relevant parties, including FBRCM, executed a non-binding term sheet to settle the class action lawsuits. Definitive settlement agreements are forthcoming.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of December 31, 2012.

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

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Select MarketSM under the symbol “FBRC.” On February 28, 2013, the Company affected a one-for-four reverse stock split of its issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, it had no effect on the Company’s total shareholder’s equity. As of March 1, 2013, subsequent to the reverse stock split, there were 11,927,308 shares of our common stock outstanding and approximately 22 holders of record. Such information was obtained through our registrar and transfer agent. The tables below shows the actual high and low sales prices for our common stock on The NASDAQ Global Select MarketSM as adjusted to give retroactive effect to the one-for-four reverse stock split for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$15.76	$11.48
Third Quarter	13.88	10.68
Second Quarter	12.00	9.44
First Quarter	11.04	8.00

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$12.36	$7.48
Third Quarter	13.80	9.08
Second Quarter	15.52	12.44
First Quarter	16.52	13.96

Dividends

For the years ended December 31, 2012 and 2011, our board of directors has not authorized and we have not declared or paid any cash dividends on our common stock.

Share Repurchases

During 2012, we repurchased 2.2 million shares of our common stock in open market transactions at weighted average share prices of $2.74 per share, for a total cost of $5.9 million. During 2012, we completed two tender offers to repurchase shares of our stock. Pursuant to these modified “Dutch auction” tender offers, we repurchased 5.3 million shares of our common stock at weighted average share prices of $2.83 per share for a total cost, including transaction costs, of $15.0 million. The following table provides information on the Company’s share repurchases during the fourth quarter of 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2012	—		$—	—	5,972,738
November 1 to November 30, 2012	—		—	—	5,972,738
December 1 to December 31, 2012	193,666	(2)	3.50	—	5,972,738

Total	193,666		$3.50	—	5,972,738

(1)	On July 17, 2012, the Board of Directors of the Company approved a 5,000,000 share increase to the number shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 6,146,644 shares of which 5,972,738 remains authorized for repurchase as of December 31, 2012.
(2)	In December 2012, the Company announced a tender offer to repurchase up to 4,000,000 shares of its stock at a price between $3.25 and $3.50. Pursuant to this tender offer, the Company repurchased 193,666 shares of its common stock at a price of $3.50 per share through a modified “Dutch auction.”

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$84,144	$42,862	$98,768	$121,007	$76,377
Advisory	6,525	15,284	19,505	17,716	20,573
Institutional brokerage:
Principal transactions	19,353	18,081	22,227	40,271	20,261
Agency commissions	33,119	60,376	77,864	92,357	117,013
Net investment (loss) income	4,906	(9,664)	9,162	1,577	(81,333)
Interest, dividends & other	3,445	5,288	4,879	5,794	24,292

Total revenues	151,492	132,227	232,405	278,722	177,183
Interest expense	—	—	—	252	12,457

Revenue, net of interest expense	151,492	132,227	232,405	278,470	164,726

Non-interest expenses:
Compensation and benefits	82,672	99,808	174,967	185,428	216,814
Professional services	12,839	11,629	18,054	20,580	27,553
Business development	9,394	10,753	14,007	12,917	27,811
Clearing and brokerage fees	7,490	11,928	13,129	13,896	13,900
Occupancy and equipment	15,755	19,034	24,797	32,251	31,675
Communications	12,553	16,402	19,423	20,670	23,088
Impairment of goodwill	—	5,882	—	—	—
Other operating expenses	6,861	8,119	9,618	10,967	12,079

Total non-interest expenses	147,564	183,555	273,995	296,709	352,920

Income (loss) from continuing operations before income taxes	3,928	(51,328)	(41,590)	(18,239)	(188,194)
Income tax benefit	(1,078)	(243)	(4,097)	(842)	(3,313)

Income (loss) from continuing operations, net of taxes	5,006	(51,085)	(37,493)	(17,397)	(184,881)
Income (loss) from discontinued operations, net of taxes	24,685	1,436	(65)	(10,254)	(9,849)

Net income (loss)	$29,691	$(49,649)	$(37,558)	$(27,651)	$(194,730)

Basic income (loss) per share:
Income (loss) from continuing operations, net of taxes	$0.09	$(0.84)	$(0.59)	$(0.29)	$(2.93)
Income (loss) from discontinued operations, net of taxes	0.47	0.02	0.00	(0.17)	(0.16)

Basic income (loss) per share	$0.56	$(0.82)	$(0.59)	$(0.46)	$(3.09)

Diluted income (loss) per share:
Income (loss) from continuing operations, net of taxes	$0.09	$(0.84)	$(0.59)	$(0.29)	$(2.93)
Income (loss) from discontinued operations, net of taxes	0.45	0.02	0.00	(0.17)	(0.16)

Diluted income (loss) per share	$0.54	$(0.82)	$(0.59)	$(0.46)	$(3.09)

Weighted-average shares (in thousands):
Basic	53,096	60,841	63,546	60,094	63,056
Diluted	55,193	60,841	63,546	60,094	63,056

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$174,925	$135,792	$236,077	$275,506	$207,801
Mortgage-backed securities, at fair value	—	—	—	—	454,339
Financial instruments owned, at fair value	121,404	100,634	86,400	104,124	31,209
Other investment, at cost	8,388	25,744	45,224	33,974	27,919
Due from brokers, dealers, and clearing organizations	4,670	6,048	15,463	96,477	—
Other	24,057	29,865	48,303	46,244	79,101

Total assets	$333,444	$298,083	$431,467	$556,325	$800,369

Liabilities:
Securities sold but not yet purchased, at fair value	$56,929	$35,496	$55,444	$51,669	$8,325
Repurchase agreements	—	—	—	—	416,037
Accrued compensation, accounts payable and other liabilities	32,953	31,040	77,209	94,989	69,271
Due to brokers, dealers, and clearing organizations	3,698	6,250	7,323	90,168	3,009

Total liabilities	93,580	72,786	139,976	236,826	496,642

Shareholders’ equity	239,864	225,297	291,491	319,499	303,727

Total liabilities and shareholders’ equity	$333,444	$298,083	$431,467	$556,325	$800,369

	Year ended December 31,
	2012	2011	2010	2009	2008
Statistical Data:
Total employees(1)	256	295	501	595	568
Net revenue per employee(2)	$591	$362	$450	$503	$274
Compensation and benefits expense as a percentage of net revenues	55%	72%	74%	66%	125%

(1)	As of end of the period reported
(2)	Based on average of employees as of the end of each quarter.

The selected financial data set forth above has been derived from the audited consolidated financial statements of FBR & Co.

This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements of FBR & Co and notes thereto included under Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FBR & Co. is a full-service investment banking and institutional brokerage firm with a customer-focused and innovative approach to meeting our clients’ needs. In addition, we make principal investments, including merchant banking investments, with our own capital. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiary, FBR Capital Markets & Co. (“FBRCM.”), an SEC-registered broker-dealer, we have focused our business on providing:

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

On October 25, 2012, we completed the sale of the assets related to the management of our mutual fund business. As a result, we are no longer engaged in the asset management business and now report the results of our asset management operations as discontinued operations.

Our business is comprised of two separate segments: capital markets, which includes investment banking and institutional brokerage and research; and principal investing.

Business Environment

U.S. equity markets experienced a recovery throughout 2012, as evidenced by the strong performance of most equity indices, and that recovery has extended into the first part of 2013. Issuers’ demand for raising capital continues to grow as evidenced by an increase in registrations for public equity offerings. Volatility measures have fallen to levels not experienced since prior to the financial crisis. There are signs that the housing market has stabilized and that a recovery may be in its early stages. Should this recovery gain momentum it would provide a much needed source of support for the overall consumer economy. Interest rates continue to be below historic levels as the Federal Reserve holds short-term rates at or below 50 basis points and has committed to purchase approximately $85 billion per month in mortgage securities. This market support has contributed to significant fund flows into bonds and, in particular, the high yield corporate market has seen tremendous new issue activity and overall rates within that market have fallen to historically low levels.

The environment for equity trading businesses continues to be difficult however, and the volume of trading activity in the public markets continues to be muted. In our opinion, the deleveraging of the U.S. financial system has not fully run its course and we expect that it will continue to pressure asset valuations and market liquidity, and possibly lead to additional bouts of extreme market volatility. Regulatory pressure and uncertainty continue to persist for businesses generally, and for institutional investors and the brokerage industry in particular. Fiscal uncertainty caused by political dysfunction within the U.S., sovereign debt challenges and an undercapitalized banking system in Europe, and the specter of rising interest rates at some point in the future continue to constrain risk taking and long term commitments of capital.

Executive Summary

For the year ended December 31, 2012, our net income was $29.7 million compared to net losses of $49.6 million in 2011 and $37.6 million in 2010. In June 2012, we entered into a definitive agreement to sell the assets related to our mutual fund business. This sale was completed in October 2012. As a result of this sale transaction, the Company reports the results of its asset management operations as discontinued operations. Our 2012 net income includes $24.7 million of net income from discontinued operations, which was primarily derived from the gain recorded on the asset sale. Net income from discontinued operations totaled $1.4 million in 2011 and we incurred a $0.1 million net loss from discontinued operations in 2010.

Regarding our continuing operations, in 2012 our total revenues from continuing operations were $151.5 million, our pre-tax income was $3.9 million, and our net income was $5.0 million. This compares to 2011 revenues from continuing operations of $132.2 million, a pre-tax loss of $51.3 million, and a net loss of $51.1 million, and 2010 revenues from continuing operations of $232.4 million, a pre-tax loss of $41.6 million, and a net loss of $37.5 million.

The improvement in our results from continuing operations in 2012 as compared to both 2011 and 2010 is primarily due to the steps we have taken to reduce our fixed costs and changes made to our variable compensation programs. In response to the difficult domestic equity market environment, in particular during the second half of 2011, late in 2011 we implemented a restructuring plan intended to reduce our fixed expenses by 35%, principally through reductions in our workforce. As a result of these changes, our fixed expenses in 2012 decreased by $36.1 million as compared to 2011. Additionally, our 2012 fixed expenses reflect a $77.3 million reduction as compared to 2010. While we have made significant reductions to our headcount over the past two years, with our year end 2012 headcount down 49% as compared to 2010, we do not believe that these actions have changed the fundamental composition or strength of our franchise. Rather, we believe that the changes to our cost structure have better positioned the Company to perform in the less active markets that we have experienced since the financial crisis began in 2008.

The increase in our revenue from continuing operations in 2012 as compared to 2011 reflects the net effects of increased capital raising revenue and investment income offset by a reduction in our institutional brokerage revenue. Our total expenses in 2012 are significantly lower than both 2011 and 2010, primarily as a result of our cost reduction initiatives noted above.

During 2012, we repurchased 7.5 million shares of our common stock at an average price of $2.80 per share and a total cost of $20.9 million. We ended 2012 with $239.9 million of total equity, $174.9 million in cash and no debt.

The following is an analysis of our operating results by segment for the years ended December 31, 2012, 2011 and 2010.

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

	For the year ended December 31,
	2012	2011	2010
Revenues, net of interest expense:
Investment banking	$90,669	$58,146	$118,273
Institutional brokerage	52,472	78,457	100,091
Net interest income, dividends, and other	2,145	3,237	2,102

Total	145,286	139,840	220,466

Operating Expenses:
Variable	45,977	40,766	95,429
Fixed	98,919	135,049	173,354
Impairment of goodwill	—	5,882	—

Total(1)	144,896	181,697	268,783

Pre-tax income (loss)	$390	$(41,857)	$(48,317)

(1)	For the years ended December 31, 2012, 2011, and 2010, total operating expenses includes the allocation of corporate overhead costs of $25,226, 33,778, and $46,305, respectively.

The pre-tax income from our capital markets segment was $0.4 million in 2012 as compared to pre-tax losses of $41.9 million in 2011 and $48.3 million in 2010. This improvement in our pre-tax results was primarily attributable to the decrease in our fixed costs during 2012 as compared to prior years. Fixed expenses decreased $36.1 million, or 26.7%, in 2012 as compared to 2011 and are down $74.4 million, or 42.9% as compared to 2010. These decreases are attributable to both the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives. In addition, our 2011 results include a $5.9 million goodwill impairment charge that isn’t comparable to either 2012 or 2010.

Variable expenses increased $5.2 million, or 12.7%, in 2012 primarily due to increased variable compensation costs. Our 2012 variable costs also reflect the net effects of increased costs related to investment banking transactions due to increased investment banking revenue and reduced clearing and brokerage fees due to lower institutional brokerage revenue. The increase in variable compensation in 2012 was attributable to the increase in revenues and the Company’s improved performance. The increase in costs related to investment banking transactions in 2012 was directly related to the increase in transaction volumes in 2012, while the decrease in clearing and brokerage fees is due to the reduction in equity trading volumes.

Investment banking revenues increased $32.6 million to $90.7 million in 2012 from $58.1 million in 2011. Our 2012 results include $70.4 million of capital raising fees earned from sole-managed private placement transactions that were completed during the year. The increased revenue in 2012 reflects a higher volume of capital raising activity as a result of improved market conditions. Our results in 2011 include $26.3 million in revenues from private placement transactions and an overall lower volume of capital raising activity reflecting an industry-wide decrease in equity capital raising activity during that time.

Our institutional brokerage revenues decreased $26.0 million to $52.5 million in 2012 from $78.5 million in 2011. This decrease was primarily a result of the continued decrease in overall industry-wide equity trading volume during 2012, a decrease in principal transaction revenues from our convertible and credit desks and the reductions in our headcount.

The pre-tax loss from our capital markets segment decreased to $41.9 million in 2011 from $48.3 million in 2010 despite a decrease in revenues of $80.6 million or 37% in 2011. This decrease in pre-tax loss was attributable to decreases in both variable and fixed costs, partially offset by the goodwill impairment charge in 2011 that isn’t comparable to 2010. Variable expenses decreased $54.7 million, or 57.3%, in 2011 reflecting a decrease in variable compensation and costs related to investment banking transactions. The decrease in variable compensation was attributable to a reduction in employees since the end of the third quarter of 2010, changes made to our variable compensation programs in 2011, and the reduction in revenues as compared to 2010. The decrease in costs related to investment banking transactions in 2011 was directly related to the decrease in transaction volumes in 2011. Fixed expenses decreased $38.3 million, or 22.1%, in 2011. This decrease was attributable to both the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives.

Investment banking revenues decreased $60.2 million to $58.1 million in 2011 from $118.3 million in 2010. The lower volume of capital raising revenue for 2011 was representative of an industry-wide decrease in equity capital raising activity due to continued economic challenges affecting investor confidence and volatility in the capital markets. In particular, the market in the second half of 2011 was especially challenged. The results in 2010 include fees earned from a single private placement that in total, raised in excess of $1.2 billion of equity capital for an issuer client. There were no comparable transactions in 2011.

Our institutional brokerage revenues decreased $21.6 million to $78.5 million in 2011 from $100.1 million in 2010. This decrease was primarily a result of a decrease in overall industry-wide equity trading volume during 2011 and a decrease in principal transaction revenues from our convertible and credit desks.

Principal Investing

As of December 31, 2012, our principal investing activity consists of investments in merchant banking and other equity investments, investment funds and corporate debt investments. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2012	2011	2010
Revenues, net of interest expense:
Net investment income (loss)	$4,906	$(9,665)	$9,162
Net interest income, dividends, and other	1,299	2,049	2,774

Total	6,205	(7,616)	11,936

Operating Expenses:
Variable	761	6	276
Fixed	434	358	2,164

Total(1)	1,195	364	2,440

Pre-tax income (loss)	$5,010	$(7,980)	$9,496

(1)	Substantially all of the operating expense for the years ending December 31, 2012, 2011, and 2010 represent allocated corporate overhead and other allocated costs.

The following table details the components of net investment income/loss for the periods (dollars in thousands):

	For the year ended December 31,
	2012	2011	2010
Income (loss) on merchant banking and other equity investments and investment funds	$4,906	$(2,104)	$9,162
Other-than-temporary impairment losses on merchant banking and other equity investments	—	(7,561)	—

Total	$4,906	$(9,665)	$9,162

The pre-tax income from our principal investing segment was $5.0 million in 2012 as compared to a pre-tax loss of $8.0 million in 2011. Net investment income in 2012 includes net realized and unrealized gains on trading securities and investment funds held during the year of $4.9 million. This compares to a net investment loss of $9.7 million in 2011, which was primarily attributable to other-than-temporary impairment losses of $7.6 million related to two equity investments recognized in the second and fourth quarters of 2011. Our net interest income, dividends and other income decreased $0.7 million during 2012 due to a reduction in dividend income as compared to 2011. This decrease is due to changes in investment positions held during the year.

The pre-tax loss from our principal investing segment was $8.0 million in 2011 compared to pre-tax income of $9.5 million in 2010. The pre-tax loss in 2011 was primarily attributable to other-than-temporary impairment losses of $7.6 million related to two equity investments recognized in the second and fourth quarters of 2011 due to the severity of the decline in fair value of these investments below our cost basis. In addition, our 2011 results include $5.9 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and settlement of derivatives held for investment purposes in 2011. Our net interest income, dividends and other income also decreased $0.7 million during 2011 due to a reduction in dividend income as compared to 2010. This decrease is due to changes in investment positions held during the year.

Investments

The total value of our principal investments was $55.6 million as of December 31, 2012. Of this total, $8.4 million was held in non-public investments recorded at cost, $29.6 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $17.6 million was held in non-registered investment funds that primarily invest in fixed income securities.

The following table provides additional detail regarding our merchant banking and other long-term investments as of December 31, 2012 (dollars in thousands):

	December 31, 2012
	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
Single Family Housing REIT	125,000	$2,390
Oil and Gas Equipment Manufacturer (Note)	n/a	5,000
Other	n/a	998

Total		$8,388
Marketable and non-public equity securities and warrants, at fair value		29,578
Investment funds, at fair value		17,599

Total investments		$55,565

Discontinued Operations

In June 2012, we entered into a definitive agreement to sell the assets related to the FBR Funds, a family of mutual funds. This sale was completed in October 2012 and subsequent to the sale closing we have no continuing involvement in the management of these funds. As a result of this sale transaction, we report the results of our asset management operations as discontinued operations. The results related to our asset management operations reflected in the consolidated statements of operations are presented in the following table (dollars in thousands).

	For year ended December 31,
	2012	2011	2010
Revenues	$14,275	$14,924	$14,182
Gain on sale of assets	24,189	—	—
Expenses	12,514	13,475	14,254

Income (loss) from discontinued operations before income taxes	25,950	1,449	(72)
Income tax provision (benefit)	1,265	13	(7)

Income (loss) from discontinued operations, net of taxes	$24,685	$1,436	$(65)

For the year ended December 31, 2012, we generated $24.7 million of net income from discontinued operations as compared to net income of $1.4 million and a net loss of $0.1 million, respectively in 2011 and 2010. Our 2012 net income from discontinued operations was primarily derived from the $24.2 million gain recorded on the asset sale in the fourth quarter. Similarly, the increase in our net income from discontinued operations in 2012 as compared to 2011 and 2010 was due to the asset sale. The tax provision recognized in 2012 relates primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

Regarding our proceeds from the sale, in accordance with the asset sale agreement, we received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, we received proceeds of $19.7 million representing an initial payment equal to 60% of the sales price as calculated on the closing date and we will receive the remaining 40% of the sales price as calculated on the first anniversary of the closing. As of December 31, 2012, we have valued this contingent payment at $9.8 million. This value reflects an approximate 25% discount to the assets under management at closing and is recorded as a receivable on our balance sheet. The value recorded is based on our consideration of various factors outside of our control that can have a significant effect on the value of prospective assets under management. For example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the historical asset levels of the FBR Funds and potential asset attrition as a result of the sale transaction. We will continue to monitor the value of these assets under management and adjust the corresponding value of this receivable through the date of the first anniversary of the closing.

Costs related to the sale were expensed as incurred during the year and were comprised primarily of professional fees, including costs for advisory services, legal services and costs associated with the fund shareholder proxy. In addition, upon the close of the sale, we recognized in expense our remaining management contract intangible assets with a value of $1.9 million at that time. Subsequent to the sale, we do not hold any intangible assets on our balance sheet.

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

Investment Banking

Capital raising revenue consists of underwriting discounts, placement fees, selling concessions, management fees and reimbursed expenses associated with underwriting activities and private placements of debt and equity. We act in varying capacities in our capital raising activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

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

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity and debt securities, impairment losses related to investments in marketable and non-public equity securities, realized and unrealized gains and losses on investments held at broker-dealer subsidiaries and other investments designated as trading as well as income from investment funds.

We record in net investment income in our statements of operations changes in the net asset value of investment funds, including mutual funds, in which we have made investments.

Interest, Dividends & Other Income

Interest income and dividends includes amounts earned from positions held on our trading desk and from treasury management investments, which includes interest-bearing accounts and securities and dividends on merchant banking and other equity investments. Other income primarily includes other miscellaneous fees generated from non-core business activities.

Expenses

Compensation and benefits expense includes base salaries, payroll taxes, employee benefits, non-cash expenses associated with all stock-based awards granted to employees, and incentive compensation. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, severance charges related to reductions in our workforce are included in this amount.

Professional services expenses include legal fees, primarily associated with investment banking transactions, consulting fees, and recruiting fees. Legal fees associated with investment banking transactions are, to a large extent, variable with revenue.

Business development expenses include travel and entertainment expenses related to investment banking transactions, costs of investor conferences, sponsorships and advertising. Expenses that are directly related to completed investment banking transactions are variable with revenue.

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

Other operating expenses include professional liability and property insurance, business license taxes and registration fees, board of directors costs, offices supplies, interest related to taxes, penalties and fees, printing and copying, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data related to our continuing operations as a percentage of revenues.

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Investment banking:
Capital raising	55.5%	32.4%	42.5%
Advisory	4.3%	11.6%	8.4%

Subtotal	59.8%	44.0%	50.9%

Institutional brokerage:
Principal transactions	12.8%	13.7%	9.6%
Agency commissions	21.9%	45.6%	33.5%

Subtotal	34.7%	59.3%	43.1%

Net investment income (loss)	3.2%	(7.3)%	3.9%
Interest, dividends & other	2.3%	4.0%	2.1%

Total revenues	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	54.6%	75.5%	75.3%
Professional services	8.5%	8.8%	7.8%
Business development	6.2%	8.1%	6.0%
Clearing and brokerage fees	4.9%	9.0%	5.6%
Occupancy and equipment	10.4%	14.4%	10.7%
Communications	8.3%	12.4%	8.4%
Impairment of goodwill	—	4.4%	—
Other operating expenses	4.5%	6.1%	4.1%

Total non-interest expenses	97.4%	138.7%	117.9%

Income (loss) before income taxes	2.6%	(38.7)%	(17.9)%

Comparison of the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, our net income was $29.7 million compared to a net loss of $49.6 million in 2011. In June 2012, we entered into a definitive agreement to sell the assets related to the management of the entire family of FBR Funds. This sale was completed in October 2012. Our 2012 net income includes $24.7 million of net income from discontinued operations, which was primarily derived from the gain recorded on the sale of the FBR Funds. Net income from discontinued operations totaled $1.4 million in 2011.

Our pre-tax income from continuing operations was $3.9 million in 2012 compared to a pre-tax loss of $51.3 million in 2011. The improvement in these results during 2012 is primarily the result of the steps we have taken to reduce our fixed costs as well as an improvement in our net investment income. Our 2011 results from continuing operations include a goodwill impairment charge of $5.9 million and $4.7 million of severance costs that are not comparable to 2012. Our income tax benefit was $1.1 million in 2012 compared to a tax benefit of $0.2 million in 2011.

The pre-tax income from our capital markets segment was $0.4 million in 2012 as compared to a pre-tax loss of $41.9 million in 2011. This improvement in these pre-tax results was primarily attributable to the decrease in our fixed costs during 2012. The pre-tax income from our principal investing segment was $5.0 million in 2012 as compared to a pre-tax loss of $8.0 million in 2011. Our 2012 principal investing income includes net realized and unrealized gains on trading securities and investment funds held during the year of $4.9 million.

This compares to a $9.7 million net investment loss for 2011 which reflects other than temporary impairment losses from two merchant banking investments and unrealized losses on trading securities held for investment purposes, partially offset by gains on the sale of certain investments.

Revenues

Our revenues increased 14.6% to $151.5 million during 2012 from $132.2 million during 2011 due to the changes in revenues discussed below.

Capital raising revenues increased 96.0% to $84.1 million in 2012 from $42.9 million in 2011. The increase was attributable to a higher volume of capital raising activity as a result of improved market conditions and an increase in sole managed private placements. Our revenues from private placements during 2012 were $70.4 million compared to $26.3 million in 2011. Our private placement revenue in 2012 related almost entirely to six sole-managed equity private placements that raised $1.1 billion. In comparison, in 2011 our private placement revenue included $20.1 million related two sole-managed equity private placements that raised $328 million. Our revenues from public equity and debt transactions were $13.7 million in 2012 compared to $16.6 million in 2011.

Advisory revenues decreased 57.5% to $6.5 million in 2012 from $15.3 million generated in 2011. While we completed a comparable number of assignments in 2012 as compared to 2011, our 2011 results include two significant merger and acquisition transactions that generated a majority of the advisory revenues for this period. Our results in 2012 do not include comparable transactions.

Institutional brokerage revenues from agency commissions and principal transactions decreased 33.1% to $52.5 million in 2012 from $78.5 million in 2011. The decrease was primarily a result of a decrease in overall industry-wide equity trading volume during 2012, a decrease in principal transaction revenues from our convertible and credit desks and the reductions in our headcount.

Net investment income was $4.9 million in 2012 compared to a loss of $9.7 million in 2011. Net investment income in 2012 includes net realized and unrealized gains on trading securities and investment funds held during the year. The loss for 2011 was due to other-than-temporary impairment losses of $7.6 million related to two equity investments, $5.9 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and the settlement of derivatives held for investment purposes during 2011.

Net interest income, dividends and other revenues decreased 35.8% to $3.4 million in 2012 from $5.3 million in 2011. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities. The decrease is primarily attributable to changes in our trading and investment positions during 2012 as compared to 2011.

Expenses

Total expenses decreased 19.6% to $147.6 million in 2012 from $183.6 million in 2011. This decrease was caused by the changes in expenses discussed below.

Compensation and benefits expenses decreased 17.1% to $82.7 million in 2012 from $99.8 million in 2011. Fixed compensation decreased $24.0 million in 2012 reflecting the effects of an approximate 40% reduction in our headcount since the end of the third quarter of 2011. Our fixed compensation costs in 2011 also included severance costs of $4.7 million that are not comparable to 2012. Variable compensation increased $6.9 million in 2012 due to the increase in revenues.

Professional services expenses increased 10.3% to $12.8 million in 2012 from $11.6 million in 2011. This increase is due to the net effects of increased expenses related to investment banking transactions in 2012 as compared to 2011, partially offset by a decrease in costs related to corporate activities.

Business development expenses decreased 13.0% to $9.4 million in 2012 from $10.8 million in 2011. This decrease is primarily the result of decreased travel and business promotion costs associated with the overall reduction in our workforce, partially offset by increased transaction costs related to investment banking activity.

Clearing and brokerage fees decreased 37.0% to $7.5 million in 2012 from $11.9 million in 2011. This decrease is primarily the result of a lower volume of trading activity, particularly related to our equity trading desk.

Occupancy and equipment expenses decreased 16.8% to $15.8 million in 2012 from $19.0 million in 2011. The decrease in occupancy costs was primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space. In addition, our results for 2012 include $1.9 million in charges associated with the consolidation of office space in our Arlington headquarters compared to $1.0 million of comparable office consolidation charges in 2011.

Communications expenses decreased 23.2% to $12.6 million in 2012 from $16.4 million in 2011. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our headcount.

We recognized a goodwill impairment charge of $5.9 million in 2011 that is not comparable to 2012. In our annual assessment of goodwill as of December 31, 2011, as discussed in Note 5. Goodwill and Intangible Assets included in our financial statements attached to this Form 10-K, we determined that an impairment to goodwill was necessary. The impairment was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the decline in revenues and uncertain market conditions. Based on that assessment, the Company determined that the asset was fully impaired. During 2011, we recognized an impairment to goodwill of $5.9 million that reduced our goodwill balance to zero as of December 31, 2011.

Other operating expenses decreased 14.8% to $6.9 million in 2012 from $8.1 million in 2011. The decrease in expenses is primarily due to a decrease in license and registration fees as a result of the reduction in our workforce, as well as reductions in administrative operational expenses and corporate insurance costs.

Our income tax benefit of $1.1 million in 2012 compares to a benefit of $0.2 million in 2011. Our 2012 tax benefit includes the recognition of $1.2 million of previously unrecognized tax benefits that is not comparable to 2011. Our effective tax rate was (27.5%) in 2012 as compared to 0.5% in 2011. In addition to the effects of the valuation allowance related to our net deferred tax assets and with respect to 2012 the release of our liability for uncertain tax positions due to the expiration of the statute of limitations, our effective tax rates during these periods differed from statutory rates primarily due to the effect of permanent differences in relation to our operating results. Without these and other discrete items, our effective income tax rate would have been 37.9% and 38.4%, in the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, our net deferred tax assets totaled $77.3 million. We have established a full valuation allowance against these deferred tax assets based on the criteria in ASC 740, “Income Taxes” (“ASC 740”). Following the criteria in ASC 740, we review this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. We will continue to assess the need to maintain a full valuation allowance against our net deferred tax assets at each reporting date. Recognition of our deferred tax assets would be based on sustaining profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. It is reasonably possible that the Company could meet these criteria in the next twelve months.

Discontinued Operations

Income from discontinued operations, net of taxes increased to $24.7 million in 2012 compared to $1.4 million in 2011. The significant increase in income is due entirely to the gain on the sale of the FBR Funds which was completed in the fourth quarter of 2012.

Comparison of the Years Ended December 31, 2011 and 2010

Net loss increased to $49.6 million in 2011 from $37.6 million in 2010. The increase in net loss was primarily the result of the reduction in revenues from investment banking and institutional brokerage and the net investment loss of $9.7 million. Our 2011 results include a goodwill impairment charge of $5.9 million that is not comparable to 2010. Our income tax benefit was $0.2 million in 2011 compared to a tax benefit of $4.1 million in 2010. Our pre-tax loss from continuing operations increased to $51.3 million in 2011 from $41.6 million in 2010. Net income from discontinued operations totaled $1.4 million in 2011 compared to a loss $0.1 million in 2010.

The pre-tax loss from our capital markets segment decreased to $41.9 million in 2011 from $48.3 million in 2010 despite a decrease in revenues of $80.6 million or 37% in 2011. This decreased loss was attributable to a decrease in variable costs related to the decrease in revenues and a decrease in fixed operating expenses associated with the reduction in headcount during both years offset partially by the goodwill impairment of $5.9 million. The pre-tax loss from our principal investing segment was $8.0 million during 2011 compared to pre-tax income of $9.5 million during 2010. The principal investing results for 2011 reflect other than temporary impairment losses from two merchant banking investments and unrealized losses on trading securities held for investment purposes, partially offset by gains on the sale of certain investments.

Revenues

Our revenues decreased 43.1% to $132.2 million during 2011 from $232.4 million during 2010 due to the changes in revenues discussed below.

Capital raising revenues decreased 56.6% to $42.9 million in 2011 from $98.8 million in 2010. The decrease was attributable to a decrease in sole managed private placements. Our revenues from private placements during 2011 were $26.3 million compared to $79.6 million in 2010. The lower volume of capital raising revenue in 2011 was representative of an industry-wide decrease in equity capital raising activity due to continued economic challenges affecting investor confidence and volatility in the capital markets. Our private placement revenue in 2011 included $20.1 million related to two sole-managed equity private placements that raised $328 million. In comparison, in 2010 our private placement revenue included $56.5 million related to five sole-managed equity private placements that raised $1.7 billion. In addition, during 2010 we recognized $16.1 million of contingent revenue related to two transactions completed in 2009. Our revenues from public equity and debt transactions were $16.6 million in 2011 compared to $19.2 million in 2010.

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

Net interest income, dividends and other revenues increased 8.2% to $5.3 million in 2011 from $4.9 million in 2010. This increase was primarily attributable to an increase in interest income from our convertible and credit securities positions as a result of an increase in the average balance held on our trading desks for 2011 as compared to 2010.

Expenses

Total expenses decreased 33.0% to $183.5 million in 2011 from $274.0 million in 2010. This decrease was caused by the changes in expenses discussed below.

Compensation and benefits expenses decreased 43.0% to $99.8 million in 2011 from $175.0 million in 2010. Variable compensation decreased $48.2 million due to a decrease in net revenues, a reduction in headcount since third quarter 2010 and changes in our variable compensation programs in 2011. Fixed compensation decreased $26.2 million due to the reduction in headcount previously noted and a reduction in stock compensation expense reflecting a decrease in stock-based awards over the past two years. As a result of the reduction in headcount in 2011 and 2010, we incurred severance charges of $4.7 million and $6.5 million, respectively.

Professional services expenses decreased 35.9% to $11.6 million in 2011 from $18.1 million in 2010 primarily due to decreased expenses related to investment banking transactions in 2011 as compared to 2010. Also contributing to the decrease were lower costs related to recruiting, legal and consulting services.

Business development expenses decreased 22.9% to $10.8 million in 2011 from $14.0 million in 2010. This decrease was primarily the result of decreased costs associated with our investment banking transactions.

Clearing and brokerage fees decreased 9.2% to $11.9 million in 2011 from $13.1 million in 2010. This decrease was primarily the result of a lower volume of trading activity, particularly related to our equity trading desk.

Occupancy and equipment expenses decreased 23.4% to $19.0 million in 2011 from $24.8 million in 2010. The decrease in occupancy costs was primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past two years and reductions in our leased office space. In addition, we incurred a $1.0 million charge in 2011 associated with the consolidation of office space in our Arlington headquarters. This charge is comparable to a $1.1 million charge in 2010 associated with the reduction in leased space in our London office.

Communications expenses decreased 15.5% to $16.4 million in 2011 from $19.4 million in 2010. The decrease in these expenses was primarily due to decreased costs related to market data and customer trading services as a result of the reduction in our headcount.

We recognized a goodwill impairment change of $5.9 million in 2011 that is not comparable to 2010. In our annual assessment of goodwill as of December 31, 2011, as discussed in Note 5. Goodwill and Intangible Assets included in our financial statements attached to this Form 10-K, the Company determined that an impairment to goodwill was necessary. The impairment was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the decline in revenues and uncertain market conditions. Based on that assessment, the Company determined that the asset was fully impaired. During 2011, we recognized an impairment to goodwill of $5.9 million that reduced our goodwill balance to zero as of December 31, 2011.

Other operating expenses decreased 15.6% to $8.1 million in 2011 from $9.6 million in 2010. The decrease in expenses was primarily due to a decrease in license and registration fees as a result of the reduction in our headcount as well as reductions in our corporate insurance costs and printing, postage and office supplies.

Our income tax benefit of $0.2 million in 2011 compares to a benefit of $4.1 million in 2010. Our 2010 tax benefit included the recognition of $3.2 million of benefits from the utilization of federal net operating losses that is not comparable to 2011. Our effective tax rate was 0.5% in 2011 as compared to 9.8% in 2010. In addition to the effects of the valuation allowance related to our net deferred tax assets, our effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of restricted stock vesting, as required under ASC 718, “Compensation-Stock Compensation,” as restricted stock awards vested at share prices lower than original grant date prices as well as the effect of permanent differences in relation to our operating results. Without these and other discrete items, our effective income tax rate would have been 38.4% in each of the years ended December 31, 2011 and 2010.

At December 31, 2011, our net deferred tax assets totaled $102.0 million. We established a full valuation allowance against these deferred tax assets based on the criteria in ASC 740.

Discontinued Operations

Income from discontinued operations, net of taxes increased to $1.4 million in 2011 compared to loss of $0.1 million in 2010. The increase in income is due primarily to the reduction in both fixed and variable costs related to our asset management activities in 2011 as compared to 2010. These cost reductions relate primarily to the reductions in our workforce during this time.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing funding for investments, and for other general business purposes. Regulatory requirements applicable to our broker-dealer subsidiary require minimum capital levels. The primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in our operating businesses), proceeds from sales of securities, internally generated funds, dividends on equity securities that we own, and credit provided by margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of December 31, 2012, our cash and cash equivalents totaled $174.9 million representing a net increase of $39.1 million for the year ended December 31, 2012. The increase is attributable to $38.0 million of cash provided by operating activities, $21.2 million of cash provided by investing activities and $20.1 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by our operating activities of $38.0 million during 2012, compares to $65.5 million of cash used in operating activities during 2011. The cash provided by operating activities in 2012 reflects our net operating income for the year, a decrease in our capital invested in net long positions on our trading desks, and a net increase in our accrued compensation. For 2011, the cash used in operating activities reflected our net operating loss, an increase in our capital invested in net long positions on our trading desks, and payment of previously accrued compensation associated with our 2010 operating results.

Net cash provided by investing activities of $21.2 million during 2012 compares to net cash used in investing activities of $12.3 million during 2011. The cash provided by investing activities in 2012 includes $19.7 million of cash provided by the sale of the FBR Funds during the fourth quarter that is not comparable to the 2011 activity. The remainder of the activity in 2012 primarily includes net sales of principal investments. During 2012, our net investment sales reflect the sale of equity securities and the purchase of interests in non-registered investment funds. Our net cash used in investing activities in 2011 reflects the net purchase of equity securities held for investment purposes and also includes the settlement of derivatives held for investment purposes.

Net cash used in financing activities of $20.1 million during 2012, compares to net cash used in financing activities of $22.5 million during 2011. The 2012 and 2011 activity primarily represents the repurchase of 7.5 million and 8.2 million shares of our common stock, respectively. Of the activity during 2012, 2.2 million shares were repurchased through open market transactions for $5.9 million and the remaining 5.3 million shares were repurchased as part of two modified “Dutch auction” tender offers for an aggregate purchase price, including transaction costs, of $15.0 million. The 2011 share repurchases were made in both open market transactions and two modified “Dutch auction” tender offers at a cost of $23.2 million.

As of December 31, 2011, our cash and cash equivalents totaled $135.8 million representing a net decrease of $100.3 million for the year ended December 31, 2011. The decrease was attributable to $65.5 million of cash used in operating activities, $12.3 million of cash used in investing activities and $22.5 million of cash used in financing activities.

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

Net cash used in investing activities of $12.3 million during 2011 compares to net cash provided by investing activities of $7.7 million during 2010. The cash used in investing activities during 2011 reflects the net purchase of principal investments, primarily equity securities as well as the settlement of derivatives held for investment purposes. The cash provided by investing activities in 2010 reflects the net sales of certain merchant banking investments during the year.

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

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $174.9 million at December 31, 2012) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2012, we had no outstanding borrowings.

Assets

As of December 31, 2012, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables, and investments carried at cost. As of December 31, 2012 and December 31, 2011, our liquid assets consisted primarily of cash and cash equivalents of $174.9 million and $135.8 million, respectively.

The increase in our total assets to $333.4 million as of December 31, 2012 compared to $298.1 million as of December 31, 2011, was primarily the result of a $39.1 million increase in cash and cash equivalents discussed previously, partially offset by a $6.4 million decrease in furniture, equipment, leasehold improvements and prepaid expenses and other assets.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. A decrease in unsettled trades outstanding associated with these activities was the primary reason for the decrease in the receivable from brokers, dealers and clearing organizations. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $3.8 million and $3.7 million, respectively, as of December 31, 2012 compared to $5.0 million and $6.3 million, respectively, as of December 31, 2011. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of December 31, 2012, our $55.6 million of investments primarily consists of investments in marketable equity securities, non-public equity securities, investment funds and corporate debt investments. These investments are funded in cash and are not financed with debt.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2012, FBRCM had total regulatory net capital of $65.1 million, which exceeded its required net capital of $3.3 million by $61.8 million. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During 2012, we repurchased 2.2 million shares of our common stock through privately negotiated or open market transactions at a weighted average share price of $2.74 per share, for a total cost, including transaction costs, of $5.9 million. As of December 31, 2012, we had a remaining authority to repurchase up to 6.0 million additional shares.

During 2012, we completed two tender offers to repurchase shares of our stock. Pursuant to these modified “Dutch auction” tender offers, we repurchased 5.3 million shares of our common stock at weighted average share prices of $2.83 per share for a total cost, including transaction costs, of $15.0 million.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to an investment partnership that may be called over the next three years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Minimum rental commitments(1)	$8,634	$7,766	$1,937	$1,684	$1,471	$605	$22,097
Capital commitments and other(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,634	$7,766	$1,937	$1,684	$1,471	$605	$22,097

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company has entered into sublease agreements with multiple third parties. For the years ended December 31, 2013 and 2014, contractual sublease receipts to be received by us are $2.6 million, $2.3 million, respectively.
(2)	The table above excludes $0.4 million of uncalled capital commitments to an investment partnership that may be called over the next three years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Recent Developments

On February 28, 2013, the Company affected a one-for-four reverse stock split of its issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares from 47.7 million to 11.9 million at that date, it had no effect on the Company’s total shareholder’s equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

During the first quarter of 2013, adjusting for the impact of the reverse stock split, the Company has repurchased 0.6 million shares of its common stock through privately negotiated or open market transactions at a weighted average share price of $16.16, for a total cost, including transaction costs, of $9.1 million. Subsequent to these repurchases the Company currently has remaining authority to repurchase up to 931,537 shares.

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

Value at Risk. We calculate VaR for our trading businesses using a historical simulation model that isolates various risk elements associated with each of our trading positions over a one-day time horizon and at a 95% confidence level. The simulation is based on data for the previous twelve months. This approach assumes that historical changes in market values are representative of future changes. Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at December 31, 2012 was approximately $285 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the year ended December 31, 2012. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the year ended December 31, 2012 was net losses of $3 thousand. Over the same period, the worst one-day trading revenues were net losses of $207 thousand which is less than the $349 thousand daily trading loss implied by the average one-day VaR for the year ended December 31, 2012.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2012. The fair value of the $8.5 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $9.4 million and $7.7 million, respectively, and the fair value of the $26.6 million of other equity investments would increase or decrease to $29.3 million and $23.9 million, respectively.

Except to the extent that we sell our equity securities designated as available-for-sale or our cost method equity investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings. However, an increase or decrease in the value of trading securities held by our broker-dealer subsidiary, investment securities designated as trading, or investment funds will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2012 and December 31, 2011, we have recorded no liabilities with regard to this right. During the year ended December 31, 2012 and 2011, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

As of December 31, 2012, our financial instruments, valued at fair value, classified as Level 1, Level 2, and Level 3 were $33.4 million, $67.8 million, and $20.2 million, respectively. As of December 31, 2012, for financial instruments measured and reported at fair value on a recurring basis and classified within Level 3 were 6.1% of our total assets.

Securities and Principal Investments

Trading securities and investments owned by our broker-dealer subsidiary and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the statements of operations. Realized and unrealized losses from such other investments are reflected in net investment income in the statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer subsidiaries are carried at cost.

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

As of December 31, 2012, we held $24.3 million of investments in marketable equity securities accounted for under ASC 320 and $8.4 million of non-public securities held in a non-broker dealer subsidiary. As of December 31, 2012, we evaluated our portfolio of available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairments. Regarding our available-for sale securities, as of December 31, 2012, we held three marketable equity securities that were in unrealized loss positions. The total unrealized loss at that date of $1.1 million related primarily to two securities in the financial services industry. We concluded that these unrealized losses did not represent other-than temporary impairments based on the limited severity and duration of the unrealized losses, including for two of the investments a recovery in value above our cost basis subsequent to year end. With respect to each of these investments, the Company has the intent and ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value. Regarding our $8.4 million of investments that are carried at cost, based on our evaluation of these investments we concluded that none of these investments was in an unrealized loss position as of December 31, 2012.

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the guidance in ASC 740, it is more likely than not that they will not be realized. At December 31, 2012, our net deferred tax assets totaled $77.3 million offset by a full valuation allowance.

Following the criteria in ASC 740, we review this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. We will continue to assess the need to maintain a full valuation allowance against our net deferred tax assets at each reporting date. Recognition of our deferred tax assets would be based on sustaining profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. It is reasonably possible that the Company could meet these criteria in the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears on F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant and Amended and Restated Articles of Incorporation of the Registrant, as amended.*

3.2	Amended and Restated Bylaws of the Registrant.(13)

4.1	Form of Certificate for Common Stock.(3)

4.2	Registration Rights Agreement, dated as of July 20, 2006, between the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

4.3	Form of Amended and Restated Voting Agreement, dated as of May 20, 2009, between Friedman, Billings, Ramsey Group, Inc., FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(9)

10.1	2006 Long-Term Incentive Plan (as Amended and Restated Effective June 3, 2010).(11)†

10.2	Form of Incentive Stock Option Agreement.(1)†

10.3	Form of Non-Qualified Stock Option Agreement.(1)†

10.4	Tax Sharing Agreement, dated as of July 20, 2006, between FBR TRS Holdings, Inc. and the Registrant.(1)

10.5	Investment Agreement, dated as of July 19, 2006, among the Registrant, Forest Holdings LLC and Forest Holdings (ERISA) LLC.(1)

10.6	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings LLC.(1)

10.7	Option Agreement, dated as of July 20, 2006, between the Registrant and Forest Holdings (ERISA) LLC.(1)

10.8	Professional Services Agreement, dated as of July 20, 2006, between the Registrant and Crestview Advisors, L.L.C.(1)

10.9	Amendment No. 2 to Professional Services Agreement, dated June 14, 2010, between Registrant and Crestview Advisors, L.L.C.(12)

10.10	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.11	2007 Employee Stock Purchase Plan, amended as of June 1, 2011.(2)†

10.12	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan.(2)†

10.15	Employment Agreement, dated December 13, 2012, by and between the Registrant and Richard J. Hendrix.(5)†

10.18	Form of Stock Option Agreement.(6)†

10.19	Form of Restrictive Covenant Agreement.(6)†

10.20	Retirement Agreement between the Registrant and Eric F. Billings, dated December 21, 2008.(7)†

10.22	Stock Repurchase Agreement, dated as of May 18, 2009, by and among the Registrant, Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), and FBR TRS Holdings, Inc.(9)

10.23	Form of Transition Services Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.24	Form of Assignment and Assumption Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.25	Form of Trademark and Copyright Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.26	Form of Domain Name Assignment by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.27	Form of Trademark License Agreement by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.).(9)

10.28	Form of LTIP RSU Award Agreement.(10)†

10.29	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.30	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix.(10)†

10.31	FBR Capital Markets Corporation 2010 Partner Leveraged Stock Purchase Program, as amended and restated.(10)†

10.32	FBR & Co. Retention and Incentive Plan (“RI Plan I”) (Effective February 8, 2012).(14)†

10.33	Form of Retention and Incentive Plan Award Letter under RI Plan I.(14) †

10.34	Form of RSU Award Letter under RI Plan I.(14) †

10.35	FBR & Co. Retention and Incentive Plan II (“RI Plan II”) (Effective February 5, 2012).*†

10.36	Form of Retention and Incentive Plan Award Letter under RI Plan II.*†

10.37	Form of RSU Award Letter under RI Plan II.*†

10.38	2013 Performance Share Unit Program (Effective March 11, 2013).(8)†

10.39	Form of 2013 Performance Share Unit Award Letter.(8)†

10.40	2013 Performance Share Unit Award Letter to Richard J. Hendrix.(8)†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-138824), which was filed with the SEC on November 17, 2006, and incorporated by reference herein.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 10, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-141987), which was filed with the SEC on May 21, 2007, and incorporated by reference herein.
(4)	Incorporated herein by reference to the description of such program included in Item 5.02 of the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 26, 2008.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 13, 2012, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on August 21, 2008, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on December 22, 2008, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on March 15, 2013, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on May 19, 2009, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on February 16, 2010, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 8, 2010, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the SEC on June 14, 2010, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the Commission on June 23, 2011, and incorporated by reference herein.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, which was filed with the Commission on February 14, 2012, and incorporated by reference herein.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & CO.

Date: March 15, 2013	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RICHARD J. HENDRIX RICHARD J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 15, 2013

/S/ BRADLEY J. WRIGHT BRADLEY J. WRIGHT	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 15, 2013

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 15, 2013

/S/ DR. REENA AGGARWAL REENA AGGARWAL	Director	March 15, 2013

/S/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	March 15, 2013

/S/ ADAM J. KLEIN ADAM J. KLEIN	Director	March 15, 2013

/s/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	March 15, 2013

/s/ RALPH S. MICHAEL, III RALPH S. MICHAEL, III	Director	March 15, 2013

/s/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	March 15, 2013

/s/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	March 15, 2013

FBR & Co.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

FBR & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR & Co. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 15, 2013

FBR & Co.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$174,925	$135,792
Receivables:
Due from brokers, dealers and clearing organizations	4,670	6,048
Customers	2,579	3,937
Other	10,902	6,854
Financial instruments owned, at fair value	121,404	100,634
Other investments, at cost	8,388	25,744
Intangible assets, net	—	2,121
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	3,693	6,162
Prepaid expenses and other assets	6,883	10,791

Total assets	$333,444	$298,083

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$56,929	$35,496
Accrued compensation and benefits	19,075	15,760
Accounts payable, accrued expenses and other liabilities	13,878	15,280
Due to brokers, dealers and clearing organizations	3,698	6,250

Total liabilities	93,580	72,786

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,898,107 and 54,981,135 shares issued and outstanding, respectively	49	55
Additional paid-in capital	402,631	413,224
Employee stock loan receivable, including accrued interest (50,950 and 103,450 shares, respectively)	(307)	(673)
Restricted stock units	25,235	29,013
Accumulated other comprehensive (loss) income, net of taxes	(1,094)	19
Accumulated deficit	(186,650)	(216,341)

Total shareholders’ equity	239,864	225,297

Total liabilities and shareholders’ equity	$333,444	$298,083

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Investment banking:
Capital raising	$84,144	$42,862	$98,768
Advisory	6,525	15,284	19,505
Institutional brokerage:
Principal transactions	19,353	18,081	22,227
Agency commissions	33,119	60,376	77,864
Net investment income (loss)	4,906	(9,664)	9,162
Interest income, dividends, and other	3,445	5,288	4,879

Total revenues	151,492	132,227	232,405
Expenses:
Compensation and benefits	82,672	99,808	174,967
Professional services	12,839	11,629	18,054
Business development	9,394	10,753	14,007
Clearing and brokerage fees	7,490	11,928	13,129
Occupancy and equipment	15,755	19,034	24,797
Communications	12,553	16,402	19,423
Impairment of goodwill and intangible assets	—	5,882	—
Other operating expenses	6,861	8,119	9,618

Total expenses	147,564	183,555	273,995

Income (loss) from continuing operations before income taxes	3,928	(51,328)	(41,590)
Income tax benefit	(1,078)	(243)	(4,097)

Income (loss) from continuing operations, net of taxes	5,006	(51,085)	(37,493)
Income (loss) from discontinued operations, net of taxes	24,685	1,436	(65)

Net income (loss)	$29,691	$(49,649)	$(37,558)

Basic income (loss) per share:
Income (loss) from continuing operations, net of taxes	$0.09	$(0.84)	$(0.59)
Income from discontinued operations, net of taxes	0.47	0.02	0.00

Basic income (loss) per share	$0.56	$(0.82)	$(0.59)

Diluted income (loss) per share:
Income (loss) from continuing operations, net of taxes	$0.09	$(0.84)	$(0.59)
Income from discontinued operations, net of taxes	0.45	0.02	0.00

Diluted income (loss) per share	$0.54	$(0.82)	$(0.59)

Basic weighted average shares outstanding (in thousands)	53,096	60,841	63,546

Diluted weighted average shares outstanding (in thousands)	55,193	60,841	63,546

The accompanying notes are an integral part of these consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$29,691	$(49,649)	$(37,558)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	(1,113)	72	18

Comprehensive income (loss)	$28,578	(49,577)	(37,540)

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2009	64,065	$64	$429,052	$(391)	$19,979	$(71)	$(129,134)	$319,499

Net loss	—	—	—	—	—	—	(37,558)	(37,558)
Issuance of common stock, net of forfeitures	850	1	6,655	(315)	(4,453)	—	—	1,888
Repurchase of common stock	(3,197)	(3)	(15,902)	—	—	—	—	(15,905)
Stock compensation expense for options granted to purchase common stock	—	—	4,836	—		—	—	4,836
Issuance of restricted stock units	—	—	—	—	18,713	—	—	18,713
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	18	—	18

Balances at December 31, 2010	61,718	$62	$424,641	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(49,649)	(49,649)
Issuance of common stock, net of forfeitures	1,507	1	10,242	33	(12,070)	—	—	(1,794)
Repurchase of common stock	(8,242)	(8)	(23,230)	—	—	—	—	(23,238)
Stock compensation expense for options granted to purchase common stock	—	—	1,571	—	—	—	—	1,571
Issuance of restricted stock units	—	—	—	—	6,844	—	—	6,844
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	72	—	72

Balances at December 31, 2011	54,981	$55	$413,224	$(673)	$29,013	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	29,691	29,691
Issuance of common stock, net of forfeitures	1,370	1	8,371	366	(9,437)	—	—	(699)
Repurchase of common stock	(7,453)	(7)	(20,863)	—	—	—	—	(20,870)
Stock compensation expense for options granted to purchase common stock	—	—	1,899	—	—	—	—	1,899
Issuance of restricted stock units	—	—	—	—	5,659	—	—	5,659
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1,113)	—	(1,113)

Balances at December 31, 2012	48,898	$49	$402,631	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$29,691	$(49,649)	$(37,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,391	4,023	7,471
Income tax provision—deferred	0	(213)	149
Net investment (income) loss from investments.	(5,035)	9,696	(9,218)
Gain on the sale of assets.	(24,189)	—	—
Stock compensation	7,894	8,096	20,237
Impairment of goodwill and intangible assets	0	5,882	—
Securities received in lieu of cash	(810)	—	(14,068)
Other	2,061	1,968	1,955
Changes in operating assets
Receivables
Brokers, dealers and clearing organizations	1,378	9,415	81,014
Customers	77	5,622	(4,821)
Affiliates	23	619	36
Interest, dividends and other	5,434	4,166	(2,137)
Trading account securities	(1,005)	6,536	12,708
Prepaid expenses and other assets	3,408	(2,396)	(1,434)
Changes in operating liabilities
Trading account securities sold but not yet purchased	21,433	(19,948)	11,331
Accounts payable, accrued expenses and other liabilities	(5,519)	(11,737)	(1,488)
Accrued compensation and benefits	3,312	(36,537)	(14,770)
Brokers, dealers and clearing organizations	(2,552)	(1,073)	(82,845)

Net cash provided by (used in) operating activities	37,992	(65,530)	(33,438)

Cash flows from investing activities
Purchases of investment securities and other investments	(48,244)	(35,353)	(32,855)
Proceeds from sales of and distributions from investments	50,293	27,856	51,672
Securities sold but not yet purchased, net	(71)	—	(7,812)
Proceeds from sale of assets	19,692	—	—
Purchases of furniture, equipment, software, and leasehold improvements	(460)	(1,304)	(2,777)
Settlement of derivatives held for investment purposes	0	(3,472)	—
Acquisition of net assets	—	—	(488)

Net cash provided by (used in) investing activities	21,210	(12,273)	7,740

Cash flows from financing activities
Repurchases of common stock	(20,870)	(23,238)	(15,905)
Proceeds from sales of common stock	438	696	2,140
Proceeds from repayment of employee stock purchase plan.	363	60	34

Net cash used in financing activities	(20,069)	(22,482)	(13,731)

Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	39,133	(100,285)	(39,429)
Cash and cash equivalents, beginning of period	135,792	236,077	275,506

Cash and cash equivalents, end of period	$174,925	$135,792	$236,077

Supplemental cash flows disclosures
Income tax payments	$251	$138	$5,077
Interest payments	—	—	—
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$810	$—	$14,068

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR & Co., (the “Company”), a Virginia corporation, is a holding Company of which the principal operating companies are FBR Capital Markets & Co. (“FBRCM”), FBR Capital Markets LT, Inc. (“FBRLT”), and FBR Capital Markets PT, Inc. (“FBRPT”).

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

FBRPT holds and manages the Company’s portfolio of investments which includes investments in merchant banking and other equity investments, investment funds and corporate debt investments.

Prior to December 2012, the Company’s subsidiary FBR Fund Advisers, Inc. (“FBRFA”) was an SEC-registered investment adviser and manager of The FBR Funds, a family of mutual funds. In June 2012, the Company entered into a definitive agreement to sell the assets related to the management of the FBR Funds and on October 26, 2012, completed this sale (“sale of the FBR Funds”). As a result of the Company’s decisions, during the second quarter of 2012 the Company began reporting the results of its asset management operations as discontinued operations (see Note 12). As a result of this change, certain previously reported amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

The Company’s subsidiary FBR Investment Services, Inc. (“FBRIS”) was the Distributor of The FBR Funds. Subsequent to the sale of the FBR Funds, FBRIS has not conducted any business activity. FBRIS initiated the process to terminate its registration with the SEC as a broker-dealer and this action is anticipated to be effective in March 2013.

Prior to December 2011, the Company’s subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRIL. Subsequent to these actions, subject to regulatory limitations, institutional brokerage and investment banking activity with European clients is conducted by FBRCM. FBRIL’s registration with the FSA was terminated in 2012.

Nature of Operations

The Company’s principal business activities, including capital raising, securities sales and trading, merger, acquisition and advisory services and proprietary investments, are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small—and mid-cap stocks in the following industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications (“TMT”). By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues may vary significantly from period-to-period and year-to-year.

In the fourth quarter of 2011, in response to adverse market conditions, the Company implemented a restructuring plan intended to reduce fixed costs by approximately 35%, principally through headcount reduction. In connection with the restructuring plan, the Company reduced its headcount by 30% in the fourth quarter of 2011 as compared to September 30, 2011. The Company incurred cash severance charges related to these actions of $3,496 in 2011. The Company does not believe that these actions changed the fundamental composition or strength of its franchise.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2012, 2011 and 2010 investment banking revenue accounted for 59.8%, 44.0%, and 50.9%, respectively, of the Company’s revenues,.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2012 and 2011, approximately 22% and 48%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

The estimated fair values of the Company’s financial instrument assets and liabilities which are not measured at fair value on the consolidated balance sheets are as follows:

		December 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$174,925	$174,925	$—	$—	$174,925
Non-interest bearing receivables	8,305	—	8,305	—	8,305
Other investments, at cost	8,388	—		8,560	8,560
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	13,878	—	13,878	—	13,878
Due to brokers, dealers and clearing organizations	3,698	—	3,698	—	3,698

		December 31, 2011
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$135,792	$135,792	$—	$—	$135,792
Non-interest bearing receivables	10,791	—	10,791	—	10,791
Other investments, at cost	25,744	—	—	21,622	21,622
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	15,280	—	15,280	—	15,280
Due to brokers, dealers and clearing organizations	6,250	—	6,250	—	6,250

The carrying amounts noted above for cash and cash equivalents, non-interest bearing receivables, accounts payable, accrued expenses and other liabilities and due to brokers, dealers and clearing organizations approximate fair value due to the short term nature of these items. The fair value of other investments, at cost is determined based on the Company’s assessment of enterprise values as discussed above.

Securities and Principal Investments

Trading securities and investments owned by the Company’s broker-dealer subsidiary and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the statements of operations. Realized and unrealized losses from such long term investments are reflected in net investment income in the statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are designated as either available-for-sale or trading investments pursuant to ASC 320 “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer subsidiaries are carried at cost.

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

The Company’s investments in proprietary investment funds have included mutual funds, private equity and fund of funds. As of December 31, 2012, the Company’s investments primarily include funds that invest in fixed income securities. These investments are comprised of registered and non-registered investment companies that report NAV to investors representing the fair value of the underlying investments held by the funds. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the statement of operations.

The private investment funds are non-registered investment companies that record their investments in securities at fair value. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. As a result, precise valuation is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

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

Intangible Assets

The Company’s intangible assets have consisted of goodwill and intangible assets with finite useful lives. Goodwill is not amortized but has been tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurred that may have indicated impairment. The assessment of goodwill was performed at the reporting unit level. The values of the intangible assets with finite useful lives have been amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit could not be reliably determined. These intangible assets were periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows were less than the carrying amount, the asset would be impaired and written-down to its fair value. See Note 5 regarding the Company’s 2011 assessment of goodwill and the resulting $5,882 impairment charge recorded during the year ended December 31, 2011. See Notes 5 and 12 regarding the disposition, during 2012, of the Company’s intangible assets with finite useful lives.

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

Investment Banking Revenues

Capital raising revenues represent fees earned from private placement transactions and from public offerings of securities in which the Company acts as placement agent or underwriter. These revenues consist of selling concessions, underwriting discounts, placement fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the private placement or underwriting is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are deferred and recognized as revenue over the service period.

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

Compensation and Benefits

Compensation and benefits includes base salaries, incentive compensation, stock-based compensation, employee benefit costs, and employer taxes. Incentive compensation is a significant component of compensation expense and is accrued based on the Company’s performance and the contribution of key business units, and in certain limited cases, using pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis. The Company recognizes stock-based compensation expense in the statement of operations based on the grant-date fair value of awards of equity instruments issued to employees. The expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture rate for awards on the date of grant.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the years ended December 31, 2011 and 2010, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	53,096	53,096	60,841	60,841	63,546	63,546
Stock options, unvested restricted stock and RSUs (in thousands)	—	2,097	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	53,096	55,193	60,841	60,841	63,546	63,546

Net income (loss) applicable to common stock	$29,691	$29,691	$(49,649)	$(49,649)	$(37,558)	$(37,558)

Net Income (loss) per common share	$0.56	$0.54	$(0.82)	$(0.82)	$(0.59)	$(0.59)

The following table present the number of antidilutive stock options, unvested restricted stock and RSUs outstanding for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Stock Options—Employees and directors	5,152	7,069	7,979
Stock Options—Non-employee	1,061	3,424	3,256
Restricted Stock, unvested	8	265	658
Restricted Stock Units, unvested	4,599	5,528	8,231

Total	10,820	16,286	20,124

Recent Accounting Pronouncements

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

Note 3. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of December 31, 2012 and 2011, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2012	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$8,514	$7,885	$—	$629
Listed options	20	20	—	—
Convertible and fixed income debt instruments	65,692	—	65,692	—

	74,226	7,905	65,692	629
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	2,278	1,186	—	1,092
Warrants	894	0	—	894
Fixed income debt instruments	2,090	0	2,090	—
Designated as available-for-sale:
Marketable equity securities	24,316	24,316	—	—

	29,578	25,502	2,090	1,986
Other	17,600	—	—	17,600

Total	$121,404	$33,407	$67,782	$20,215

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$45,816	$45,816	$—	$—
Listed options	287	287	—	—
Convertible and fixed income debt instruments	10,826	—	10,826	—

Total	$56,929	$46,103	$10,826	$—

As of December 31, 2012, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $20,215 or 6.1% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$1,721	Over-the-counter trading activity	$0.51 - $20.50/share	$7.78
Black-Scholes	$894	Volatility	39%	39%
		Dividend Yield	0%	0%
		Interest Rate	2%	2%
		Discount Rate	50%	50%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these securities. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by this entity could result in a lower over-the counter trading price for this security and therefore a lower value of these warrants. A reduction in the estimated volatility or an increase in the discount rate would also result in a lower value of the warrants. The table above excludes $17,600 of investments in non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of fixed income securities.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net losses (realized/unrealized)
Included in earnings	477	743	1,220
Included in other comprehensive income	—	—	—
Purchases	257,359	16,403	273,762
Sales/Distributions	(261,163)	(62)	(261,225)
Transfers out of Level 3	(1,884)	—	(1,884)

Ending balance, December 31, 2012	$2,615	$17,600	$20,215

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$50	$910	$960

	Trading Securities	Other	Total
Beginning balance, January 1, 2011	$4,462	$555	$5,017
Total net losses (realized/unrealized)
Included in earnings	723	(85)	638
Included in other comprehensive income	—	—	—
Purchases	625,865	150	626,015
Sales/Distributions	(620,601)	(104)	(620,705)
Transfers out of Level 3	(2,623)	—	(2,623)

Ending balance, December 31, 2011	$7,826	$516	$8,342

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(652)	$(85)	$(737)

There were no transfers of securities in to, or out of, Level 2 financial assets during the years ended December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, transfers were made out of Level 3 and into Level 1 for equity securities that were previously non-public equity securities and during the periods became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2012, 2011, and 2010, are reported in the following line descriptions on the Company’s statements of operations:

	Year ended December 31,
	2012	2011	2010
Total gains and losses included in earnings for the period:
Principal transactions	$187	$259	$42
Net investment income (loss)	1,033	464	(19)
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$50	$(1,116)	$50
Net investment income (loss)	910	464	(19)

Items Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets and other assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets. Due to the nature of these assets, unobservable inputs are used to value these assets. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets are classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2012, other than the recognition of a $9,846 receivable related to the sale of the FBR Funds (See Note 12), there were no assets measured at fair value on a non-recurring basis for which there was a change in carrying value.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in 2011:

	December 31, 2011	Level 1	Level 2	Level 3	Year Ended December 31, 2011
					Gains (Losses)

Goodwill	$—	$—	$—	$—	$(5,882)

In the Company’s annual assessment of goodwill as of December 31, 2011, as discussed in Note 5, the Company determined that its goodwill balance was fully impaired.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in 2010:

	December 31, 2010	Level 1	Level 2	Level 3	Year Ended December 31, 2010
					Gains (Losses)

Leasehold improvements	$—	$—	$—	$—	$(1,135)

In assessing certain leasehold improvements as of December 31, 2010, as discussed in Note 4, the Company determined that as a result of the Company executing a new lease agreement in December 2010 for its office located in London, UK, including a sublease of its existing office space, that a fair value assessment of its leasehold improvements located at its then current office space was required. Based on that assessment, the Company determined that these assets were fully impaired.

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2012 and 2011, and during the years ended December 31, 2012, 2011 and 2010, the Company has maintained certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Year ended December 31,
	2012	2011	2010
Net gains (losses) recognized on trading securities	$3,722	$(5,410)	$10,018
Less: Net (gains) losses recognized on trading securities sold during the period	(3,665)	(377)	(8,884)

Unrealized gains (losses) recognized on trading securities still held at the reporting date	$57	$(5,787)	$1,134

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2012 and 2011, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2012
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$25,410	$0	$1,094	$24,316

	December 31, 2011
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$146	$19	$—	$165

(1)	Duration of unrealized losses is less than 12 months

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2012	2011	2010
Beginning balance	$19	$(53)	$(71)
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	(1,113)	1,312	(18)
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	—	(1,240)	36

Ending balance	$(1,094)	$19	$(53)

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the years ended December 31, 2012, 2011 and 2010, the Company recorded other-than-temporary impairment losses of $-0-, $7,561, and $-0-, respectively, in the statements of operations relating to marketable equity securities.

As of December 31, 2012, the Company held three marketable equity securities that were in unrealized loss positions. The total unrealized loss at that date of $1,094 related primarily to two securities in the financial services industry. The Company concluded that these unrealized losses did not represent other-than temporary impairments based on the limited severity and duration of the unrealized losses, including for two of the investments a recovery in value above the Company’s basis subsequent to year end. With respect to each of these investments, the Company has the intent and ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value.

The Company did not hold any marketable equity securities that were in an unrealized loss position at December 31, 2011, but did recognize other-than-temporary impairment losses during the year ended December 31, 2011. Such impairment losses were due to the severity of the decline in the fair value of these securities below the Company’s cost basis during the second and fourth quarters of 2011. These results include an impairment loss of $7,416 in the second quarter of 2011 related to an entity operating in the maritime transportation industry. This entity completed a secondary public offering in June 2011 that significantly diluted previous shareholders and severely impacted the market value of the entity’s shares. The carrying value of the security after the recognition of the impairment loss was $8,054. Subsequent to the recognition of this impairment loss, based on the increased liquidity of the shares resulting from the offering and the Company’s intentions with respect to the investment, the Company elected to transfer the security from designated as available-for-sale to designated as trading.

During the years ended December 31, 2012, 2011, and 2010, the Company received $0, $6,360, and $206, respectively, from sales of marketable equity securities designated as available-for-sale resulting in gross gains of $0, $1,386, and $9, respectively.

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	December 31,
	2012	2011
Non-public equity securities	$3,071	$25,427
Corporate debt investments	5,317	317

	$8,388	$25,744

The Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the years ended December 31, 2012, 2011, and 2010.

There were no sales of, or distributions from, non-public equity securities during 2012. During 2011, the Company received $8,403 from sales of, or distributions from, non-public equity securities, resulting in gross gains and losses of $5,500 and $22, respectively. During 2010, the Company received $11,916 from sales of, or distributions from, non-public equity securities, resulting in gross gains and losses of $286 and $963, respectively.

Note 4. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2012	2011
Furniture and equipment	$15,029	$20,233
Software	13,155	15,024
Leasehold improvements	16,004	18,715

	44,188	53,972
Less: Accumulated depreciation and amortization	(40,495)	(47,810)

	$3,693	$6,162

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was $2,160, $3,561, and $7,024, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company incurred losses of $769, $1,323, and $1,135, respectively, related to the write-off of leasehold improvements as a result of lease terminations. For the year ended December 31, 2012, the charge of $769 represents the impairment of certain leasehold improvements in the first, third and fourth quarters of the year related to office space that was subleased at these respective times in which the sublease covers the remaining period of the Company’s original lease agreement. For the year ended December 31, 2011, the charge represents the impairment of certain leasehold improvements related to office space that had been subleased to a third party in July 2011 in which the sublease covers the remaining period of the Company’s original lease agreement. For the year ended December 31, 2010, the charge of $1,135 represents the impairment of certain leasehold improvements related to office space that had been subleased to a third party effective in February 2011. Based on the lack of transferability of these assets and no anticipated salvage value, the Company assessed the fair value of these assets as $-0- as of December 31, 2010.

Note 5. Goodwill and Intangible Assets:

Goodwill

The Company does not carry a goodwill balance as of December 31, 2012 and did not maintain a goodwill balance during the year ended December 31, 2012.The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Balance as of January 1:
Goodwill	$5,882	$5,882
Accumulated impairment losses	—	—

	5,882	5,882

Goodwill acquired during year	—	—
Impairment losses	(5,882)	—
Balance as of December 31:
Goodwill	5,882	5,882
Accumulated impairment losses	(5,882)	—

	$—	$5,882

During the periods that the Company maintained a goodwill balance it performed its annual assessment of goodwill impairment during the fourth quarter of each year. In prior years goodwill had been assigned to the Company’s capital markets segment. Management’s assessment process included determining the fair value of its reporting units (considered its business segments) based on current market information, including industry comparatives and relevant recent transactions, and comparing such fair value to the carrying value of the respective reporting units. In addition, the Company compared the sum of the fair values of its reporting units to its total market capitalization and considered other qualitative factors impacting the Company’s operations. Based on the results of the Company’s assessment in the fourth quarter of 2011, the Company determined that the goodwill was impaired and recognized an impairment charge of $5,882. The impairment recorded in 2011 was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the revenue decline and uncertain market conditions. These factors coupled with the extended period in which the Company’s market capitalization has been below its carrying value resulted in the Company determining that an impairment to goodwill was necessary. Based on the Company’s assessment, no impairment charges were recognized during the year ended December 31, 2010.

Intangible Assets

As a result of the Company’s sale of the FBR Funds during 2012 (see Notes 1 and 12), the Company does not hold any intangible assets on its balance sheet as of December 31, 2012. Pursuant to the sale, these intangible assets were transferred upon the close of the sale and eliminated from the Company’s balance sheet at that time. For the year ended December 31, 2012, the Company recorded amortization expense of $231 during the period in 2012 prior to the sale and recognized $1,890 of expense at the time of the sale. For the years ended December 31, 2011 and 2010, amortization expense recognized was $462, and $447, respectively. These expense amounts are included in the Company’s results from discontinued operations. The following table reflects the components of intangible assets as of December 31, 2011:

Management contracts and customer relationships associated with asset management activities	$6,144
Accumulated amortization	(4,023)

Net balance as of December 31, 2011	$2,121

Note 6. Income Taxes:

The (benefit) provision for income taxes consists of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal	$(1,122)	$(178)	$(3,878)
State	44	(65)	(197)
Foreign	—	—	(22)

	$(1,078)	$(243)	$(4,097)

Current	$(1,078)	$(30)	$(4,246)
Deferred	0	(213)	149

	$(1,078)	$(243)	$(4,097)

The federal tax benefit includes a benefit for domestic federal net operating losses of $-0-, $-0- and $3,233 for the years ended December 31, 2012, 2011 and 2010, respectively. The benefits of these net operating losses were realized through carryback of losses to offset income in prior years.

During 2010, the Company filed claims to carry back its losses from tax year 2008 to prior periods including periods in which it was part of the FBR TRS Holdings, Inc.’s (a subsidiary of Arlington Asset Investment Corp., the Company’s former parent) consolidated group and received the incremental benefit of the net operating loss carryback, pursuant to its tax sharing agreement with FBR TRS Holdings, Inc.

Deferred tax assets and liabilities consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets
Net operating loss, Domestic	$28,978	$31,513
Net operating loss, Foreign(1)	0	7,556
Capital loss carry forward	22,765	24,626
Stock-based compensation	17,628	21,802
Other-than-temporary investment write downs	3,940	8,851
Depreciation and amortization	6,047	7,321
Goodwill amortization	0	1,918
Other, net	450	(1,620)

Total deferred tax assets	79,808	101,967
Deferred tax liabilities
Gain on installment sale	(2,459)	—

Net deferred tax assets	77,349	101,967
Valuation allowance	(77,349)	(101,967)

Net deferred tax asset	$—	$—

(1)	Based on the changes in the Company’s business activity in the United Kingdom (see Note 1), these net operating losses were written off in 2012.

At December 31, 2012, the Company’s net deferred tax assets totaled $77,349. The Company has established a full valuation allowance against these assets since the Company believes that, based on the criteria in ASC 740, it is more likely than not that the benefits of these assets will not be realized in the future. During the years ended December 31, 2012 and 2011, the Company’s valuation allowance decreased by $24,618 and increased by $13,562, respectively. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to assess the need to maintain a full valuation allowance against its net deferred tax assets at each reporting date. Recognition of our deferred tax assets would be based on sustaining profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. It is reasonably possible that the Company could meet these criteria in the next twelve months.

As of December 31, 2012, the Company has domestic federal net operating losses of $59,243 which includes no tax windfalls resulting from the vesting of equity compensation. The Company has state net operating loss carryovers of $12,680 on a tax-effected basis, excluding the federal tax benefit. The state net operating losses include no tax benefit related to windfalls from the vesting of equity compensation. The federal net operating losses of $21,260 and $37,983 will expire in years 2030 and 2031 respectively. The state net operating losses begin to expire in 2013.

As of December 31, 2012, the Company has pre-tax capital loss carryovers of $12,554, $31,601, and $13,012 which will expire in years 2013, 2014, and 2015, respectively.

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

The Company’s effective tax rate for the years ended December 31, 2012, 2011 and 2010 was (27.45%), 0.47%, and 9.85%, respectively. The provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s reported amount of income tax (benefit) provision attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	For the year ended December 31,
	2012	2011	2010
Federal income tax provision (benefit), at statutory rate	$1,375	$(17,458)	$(14,591)
State income taxes benefit, net of Federal benefit	113	(2,259)	(1,383)
Effect of rates different than statutory	21	188	923
Nondeductible expenses	259	594	797
Effect of stock-based compensation	2	1,970	4,296
Other, net	612	(82)	(183)
Uncertain tax positions	(1,165)	0	0
Valuation allowance	(2,295)	16,804	6,044

Effective income tax benefit	$(1,078)	$(243)	$(4,097)

The components of income (losses) before income taxes were as follows:

	For the year ended December 31,
	2012	2011	2010
United States	$4,140	$(48,616)	$(35,570)
United Kingdom	(212)	(2,712)	(6,020)

	$3,928	$(51,328)	$(41,590)

The following table displays the change in unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011
Balance at beginning of period	$(1,642)	$(2,130)
Increases to tax positions for prior years	0	(353)
Increases to tax positions for current year	0	(42)
Decreases to tax positions for prior years	1,642	—
Settlements	0	883

Balance at end of period	$0	$(1,642)

During the year ended December 31, 2012, the statute of limitations related to the Company’s uncertain tax positions expired. As such, the Company recognized a tax benefit of $1,247 in 2012 upon the release of its liability for uncertain tax positions. As of December 31, 2012, the Company has no liability for uncertain tax positions.

The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The total amount of interest related to tax uncertainties recognized in the statement of operations for the periods ended December 31, 2012, 2011 and 2010 was $0, $57 and $147, respectively. The total amount of accrued interest related to uncertain tax positions was $0 and $212 as of December 31, 2012 and 2011, respectively.

The Internal Revenue Service has completed its examination of the Company’s tax return for 2010 and did not propose any adjustments. The Company is not currently under audit related to its federal tax returns. As of December 31, 2012, tax years subsequent to December 31, 2008 remain open under the federal statute of limitations due to net operating loss carrybacks. As of December 31, 2012, tax years subsequent to December 31, 2005 remain open for the Company’s significant state jurisdiction of Virginia. The Company is currently under audit in New York State for tax years 2008 through 2010.

Note 7. Regulatory Capital Requirements:

FBRCM is registered with the SEC and is a member of FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2012 and 2011, FBRCM had net capital of $65,078 and $57,032, respectively that was $61,798 and $53,189, respectively, in excess of its required net capital of $3,280 and $3,843, respectively.

Note 8. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as an uncalled capital commitment to an investment partnership that may be called over the next three years. The following table sets forth these contractual obligations by fiscal year:

	2013	2014	2015	2016	2017	Thereafter	Total
Minimum rental commitments(1)	$8,634	$7,766	$1,937	$1,684	$1,471	$605	$22,097
Capital commitments(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,634	$7,766	$1,937	$1,684	$1,471	$605	$22,097

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company has entered into sublease agreements related to certain of its leased office space with multiple third parties. For the years ended December 31, 2013 and 2014, contractual sublease receipts to be received by the Company are $2,613, and $2,340, respectively. Equipment and office rent expense for the years ended December 31, 2012, 2011 and 2010 was $8,478, $8,378 and $9,314, respectively.
(2)	The table above excludes a $400 uncalled capital commitment to an investment partnership that may be called over the next three years. This amount was excluded because the Company cannot currently determine when, if ever, the commitment will be called.

Clearing Broker

Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and their respective clearing brokers, the clearing broker has the right to charge our broker-dealer subsidiary for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge our broker-dealer subsidiary has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2012 and 2011, the Company has recorded no liabilities, and during the years ended December 31, 2012, 2011 and 2010, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2012, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In May 2008, the lead plaintiff in a previously filed and consolidated action filed an amended consolidated class action complaint that, for the first time, named Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriters as defendants. The lawsuit, styled In Re Thornburg Mortgage, Inc. Securities Litigation and pending in the United States District Court for the District of New Mexico, was originally filed in August 2007 against Thornburg Mortgage, Inc. (“TMI”), and certain of its officers and directors, alleging material misrepresentations and omissions about, inter alia, the financial position of TMI. The amended complaint included claims under Sections 11 and 12 of the Securities Act against nine underwriters relating to five separate offerings (May 2007, June 2007, September 2007 and two offerings in January 2008). The allegations against FBRCM related only to its role as underwriter or member of the syndicate that underwrote TMI’s total of three offerings in September 2007 and January 2008—each of which occurred after the filing of the original complaint. The plaintiffs sought restitution, unspecified compensatory damages and reimbursement of certain costs and expenses. Although FBRCM is contractually entitled to be indemnified by TMI in connection with this lawsuit, TMI filed for bankruptcy on May 1, 2009 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from TMI. On June 2, 2011 the Court granted FBRCM’s motion to dismiss the consolidated class action complaint as to FBRCM and then entered final judgment for FBRCM on July 25, 2011. Plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument at the Court of Appeals had been heard. Claims relating to the two January 2008 offerings have been voluntarily dismissed with prejudice by plaintiffs. The claims against FBRCM relating to the September 2007 offering remain on appeal.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases, all currently pending in the Southern District of Florida, are captioned: Martin J. Fuller v. Imperial Holdings, Inc., et al.; City of Roseville Employees Retirement System v. Imperial Holdings, et al.; Sauer v. Imperial Holdings, et al.; and Pondick v. Imperial Holdings, et al. The complaints allege claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. Imperial has assumed its contractual obligation to indemnify the underwriters. As of December 19, 2012, Imperial and all other relevant parties, including FBRCM, executed a non-binding term sheet to settle the class action lawsuits. Definitive settlement agreements are forthcoming.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of December 31, 2012.

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

Other

In February 2012, pursuant to a compensation plan, the Company granted certain employees an interest in a pool of assets valued at $3,000. The individual awards are subject to a 4 year cliff vesting requirement based on continued service. The terms of the compensation plan provide that any forfeited awards be reallocated to remaining award recipients and that the total value of the asset pool at the date of vesting be distributed. The value of the asset pool was $3,162 as of December 31, 2012.

Note 9. Shareholders’ Equity:

Share Repurchases

During the year ended December 31, 2012, the Company repurchased 2,151,893 shares of its common stock in privately negotiated or open market transactions at a weighted average share price of $2.74 per share for a total cost of $5,887. As of December 31, 2012, the Company had remaining authority to repurchase 5,972,739 additional shares (see Note 14 for information regarding share repurchases subsequent to year end).

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

During the year ended December 31, 2012, the Company completed two tender offers to repurchase shares of its stock. Pursuant to these modified “Dutch auction” tender offers, the Company repurchased 5,300,666 shares of its common stock at weighted average share prices of $2.83 per share for a total cost, including transaction costs, of $14,983.

During the year ended December 31, 2011, the Company completed two tender offers to repurchase shares of its stock. Pursuant to these modified “Dutch auction” tender offers, the Company repurchased 6,145,521 shares of its common stock at weighted average share prices of $2.55 per share for a total cost, including transaction costs, of $15,939.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense of $133, $245 and $378, respectively, related to the Purchase Plan.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 25,000 shares or 50,000 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR & Co. Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the years ended December 31, 2010 and 2009, participants purchased 264,535 and 210,500, respectively, for an aggregate purchase price of $1,286 and $1,431, respectively. As of December 31, 2012 and 2011, the Company had loans outstanding to participants of $307 and $673, respectively. The employee stock loan receivable balance is included in shareholders’ equity on the balance sheet.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Stock Options	$1,526	$1,126	$3,937
Restricted shares	148	635	2,939
RSUs	5,489	5,792	11,749

During the year ended December 31, 2012, the Company did not grant any options to purchase stock. Regarding options that were issued during the years ended December 31, 2011 and 2010, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company has been publicly-traded, the Company has not based its volatility assumption solely on historical data. The Company has used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate was based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the awards was based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company uses this methodology for determining expected life as the Company does not have sufficient historical data to estimate an expected life. The dividend yield was based on the expected dividend payout over the expected life of the award. The following weighted average assumptions were used for options granted for the periods indicated:

	Year Ended December 31,
	2011	2010
Volatility	39.8%	45.0%
Risk-free interest rate	1.6%	2.5%
Expected life (years)	4.5	5.1
Dividend yield	—	—
Weighted average fair value	$1.27	$2.19

The fair value of each RSU with a market condition was estimated on the date of grant using a lattice-pricing model. The methodology for determining the assumptions used for these valuations was similar to those described above for stock options. The Company did not grant any RSUs with a market condition during the years ended December 31, 2012 and 2011. The assumptions used for 76,000 RSUs with a market condition granted during the year ended December 31, 2010 were a volatility of 45.0%, risk-free interest rate of 1.4% and an expected term based on the applicable service condition.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2012
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$633	$5	$10,522
Unvested awards(1)	2,339,817	25,002	6,669,642
Weighted average vesting period	0.71 years	0.15 years	2.09 years

(1)	See Note 14 regarding one-for-four reverse stock split that was affected by the Company on February 28, 2013.

Stock Options

A summary of option activity under the FBR & Co. Long Term Incentive Plan as of December 31, 2012, and changes during the years ended December 31, 2012, 2011, and 2010 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2009	7,477,153	$8.52	5.1
Granted	1,513,530	5.14
Forfeitures	(1,011,500)	8.16

Share Balance as of December 31, 2010	7,979,183	$7.93	4.3
Granted	318,066	3.62
Forfeitures	(1,227,973)	8.06

Share Balance as of December 31, 2011	7,069,276	$7.71	3.5
Granted	0	0.00
Forfeitures/Expirations	(1,917,094)	13.85

Share Balance as of December 31, 2012	5,152,182	$5.43	2.12

Options Exercisable as of December 31, 2012	2,812,365	$5.79	2.86

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2012, and changes during the years ended December 31, 2012, 2011, and 2010 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2009	1,360,832	$14.86	1.9
Granted	—	—
Vestings	(613,835)	15.65
Forfeitures	(88,793)	16.08

Share Balance as of December 31, 2010	658,204	$13.96	1.4
Granted	—	—
Vestings	(338,441)	13.39
Forfeitures	(54,486)	16.90

Share Balance as of December 31, 2011	265,277	$14.09	0.6
Granted	—	—
Vestings	(216,185)	15.57
Forfeitures	(24,090)	8.98

Share Balance as of December 31, 2012	25,002	$6.26	0.15

RSUs

A summary of unvested restricted stock units as of December 31, 2012, and changes during the years ended December 31, 2012, 2011, and 2010 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2009	7,337,685	$5.38	3.5
Granted	2,778,592	5.27
Vestings	(417,123)	5.48
Forfeitures	(1,468,489)	5.35

Share Balance as of December 31, 2010	8,230,665	$5.34	2.8
Granted	1,789,206	3.61
Vestings	(1,673,269)	5.60
Forfeitures	(2,818,601)	4.66

Share Balance as of December 31, 2011	5,528,001	$5.04	2.1
Granted	3,198,360	2.50
Vestings	(1,371,517)	5.31
Forfeitures	(685,202)	3.59

Share Balance as of December 31, 2012	6,669,642	$3.93	2.1

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the years ended December 31, 2012, 2011, and 2010, the Company granted such stock-based awards with an aggregate fair value upon grant date of $0, $1,052, and $6,975, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2012, and changes during the years ended December 31, 2012, 2011, and 2010 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2009	756,528	$9.64	0.9
Granted	—	—
Vestings	(413,600)	10.35

Share Balance as of December 31, 2010	342,928	$8.77	0.7
Granted	—	—
Vestings	(241,972)	8.21

Share Balance as of December 31, 2011	100,956	$9.89	0.6
Granted	—	—
Vestings	(77,354)	10.15

Share Balance as of December 31, 2012	23,602	$4.90	0.64

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2012, and changes during the years ended December 31, 2012, 2011, and 2010 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2009	994,392	$3.74	2.1
Granted	1,238,881	5.63
Vestings	(513,587)	4.26

Share Balance as of December 31, 2010	1,719,686	$4.94	1.8
Granted	293,784	3.58
Vestings	(643,694)	4.61

Share Balance as of December 31, 2011	1,369,776	$4.81	1.3
Granted	0	0.00
Vestings	(628,417)	4.40

Share Balance as of December 31, 2012	741,359	$4.67	1.48

Note 10. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities, convertible debt securities, corporate debt securities, bank loans, and listed equity options that are primarily traded in United States markets. The Company’s investments in non-public investment funds trade and invest in public and non-public debt and equity securities. As of December 31, 2012 and 2011, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, as part of its market making activities, the Company sells equity and debt securities it does not currently own (securities sold, not yet purchased—see Note 3). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

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

Credit Risk

The Company’s broker-dealer subsidiary functions as an introducing broker that places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

The Company’s broker-dealer subsidiary clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreement between the Company’s broker-dealer subsidiary and its clearing broker, the clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge our broker-dealer subsidiary has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2012 and 2011, the Company has recorded no liabilities, and during the years ended December 31, 2012, 2011 and 2010, the Company did not incur any significant costs, with regard to this right.

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

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but from time to time may also hedge credit risk exposure through the use of credit derivatives.

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

Note 11. Related-Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P. (“Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. If elected, stock options would be issued with a strike price equal to the prevailing market price per share as of the grant date and with an expiration of 4 years. Based on Crestview’s elections, in June 2012, 2011 and 2010, the Company issued 244,898, 168,067 and 153,846, respectively, such options to Crestview Advisors, L.L.C. valued at issuance at $240, $200 and $200, respectively. The remainders of the respective annual strategic advisory fees were paid in cash. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $1,000 of expense associated with this agreement.

Note 12. Discontinued Operations:

In June 2012, the Company entered into a definitive agreement to sell the assets related to the FBR Funds, a family of mutual funds. This sale was completed in October 2012 and subsequent to the sale closing the Company has no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its asset management operations as discontinued operations. The results related to the asset management operations reflected in the consolidated statements of operations are presented in the following table.

	For year ended December 31,
	2012	2011	2010
Revenues	$14,275	$14,924	$14,182
Gain on sale of assets	24,189	—	—
Expenses	12,514	13,475	14,254

Income (loss) from discontinued operations before income taxes	25,950	1,449	(72)
Income tax provision (benefit)	1,265	13	(7)

Income (loss) from discontinued operations, net of taxes	$24,685	$1,436	$(65)

For the year ended December 31, 2012, the Company’s net income from discontinued operations was primarily derived from the gain recorded on the asset sale. The gain on sale recognized in the fourth quarter of 2012 reflects proceeds from the sale, including estimated amounts receivable, totaling $29,538 and transaction related expenses of $5,349. The tax provision recognized in 2012 relates primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

Regarding the proceeds from the sale, in accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19,692 representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price as calculated on the first anniversary of the closing. As of December 31, 2012, the Company has valued this contingent payment at $9,846. This value reflects an approximate 25% discount to the assets under management at closing and is recorded as a receivable on the Company’s balance sheet. The value recorded is based on the Company’s consideration of various factors outside of its control that can have a significant effect on the value of prospective assets under management. For example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction. The Company will continue to monitor the value of the assets under management and adjust the corresponding value of this receivable through the first anniversary of the closing.

Costs related to the sale were expensed as incurred during the year and were comprised primarily of professional fees, including costs for advisory services, legal services and costs associated with the fund shareholder proxy. In addition, upon the close of the sale, the Company recognized in expense its remaining management contract intangible assets with a value of $1,890 at that time. Subsequent to the sale, the Company does not hold any intangible assets on its balance sheet.

Note 13. Segment Information:

The Company considers its capital markets and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Principal investing includes investments in merchant banking and other equity investments, investment funds and corporate debt investments.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment.

In prior periods, the Company included the results of its fee-based asset management operations in continuing operations and reported these operations as a separate reportable segment. However, due to the transaction described in Notes 1 and 12 and the reclassification of asset management’s results as discontinued operations, the Company no longer includes the results of its asset management operations in its segment information. Corporate overhead costs that have been allocated to the asset management operations are included in the segment disclosure as these costs will remain part of the Company’s continuing operations subsequent to the disposal of the asset management operations.

Prior to December 2011, the Company’s subsidiary FBRIL, located in the United Kingdom was an introducing broker-dealer registered with the FSA of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRI. The Company’s revenues from foreign operations totaled $0, $3,935, and $9,331, for the years ended December 31, 2012, 2011 and 2010, respectively. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	For year ended December 31, 2012
	Capital Markets	Principal Investing	Other (1)	Total
Revenues, net of interest expense:
Investment banking	$90,669	$—	$—	$90,669
Institutional brokerage	52,472	—	—	52,472
Net investment loss	—	4,906	—	4,906
Net interest income, dividends, and other	2,145	1,299	1	3,445

Total	145,286	6,205	1	151,492

Operating Expenses:
Variable	45,977	761	27	46,765
Fixed	98,919	434	1,446	100,799

Total	144,896	1,195	1,473	147,564

Pre-tax income (loss)	$390	$5,010	$(1,472)	$3,928

Compensation and benefits:
Variable	$26,183	$758	$12	$26,953
Fixed	54,814	163	742	55,719

Total	$80,997	$921	$754	$82,672

Total assets	$214,290	$104,253	$14,901	$333,444

Total net assets	$129,671	$102,135	$8,058	$239,864

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	For year ended December 31, 2011
	Capital Markets	Principal Investing	Other (1	Total
Revenues, net of interest expense:
Investment banking	$58,146	$—	$—	$58,146
Institutional brokerage	78,457	—	—	78,457
Net investment income	—	(9,665)	1	(9,664)
Net interest income, dividends, and other	3,237	2,049	2	5,288

Total	139,840	(7,616)	3	132,227

Operating Expenses:
Variable	40,766	6	27	40,799
Fixed	135,049	358	1,467	136,874
Impairment of goodwill	5,882	—	—	5,882

Total	181,697	364	1,494	183,555

Pre-tax loss	$(41,857)	$(7,980)	$(1,491)	$(51,328)

Compensation and benefits:
Variable	$20,078	$1	$6	$20,085
Fixed	78,733	194	796	79,723

Total	$98,811	$195	$802	$99,808

Total assets	$209,886	$78,311	$9,886	$298,083

Total net assets	$139,144	$78,310	$7,843	$225,297

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	For year ended December 31, 2010
	Capital Markets	Principal Investing	Other (1)	Total
Revenues, net of interest expense:
Investment banking	$118,273	$—	$—	$118,273
Institutional brokerage	100,091	—	—	100,091
Net investment income	—	9,162	1	9,163
Net interest income, dividends, and other	2,102	2,774	2	4,878

Total	220,466	11,936	3	232,405

Operating Expenses:
Variable	95,429	276	193	95,898
Fixed	173,354	2,164	2,579	178,097

Total	268,783	2,440	2,772	273,995

Pre-tax (loss) income	$(48,317)	$9,496	$(2,769)	$(41,590)

Compensation and benefits:
Variable	$68,040	$244	$402	$68,686
Fixed	103,886	1,295	1,100	106,281

Total	$171,926	$1,539	$1,502	$174,967

Total assets	$277,601	$136,545	$17,321	$431,467

Total net assets	$139,914	$136,262	$15,315	$291,491

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

Note 14. Subsequent Events:

On February 28, 2013, the Company affected a one-for-four reverse stock split of the Company’s issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, it had no effect on the Company’s total shareholder’s equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

During the first quarter of 2013, adjusting for the impact of the reverse stock split, the Company has repurchased 561,738 shares of its common stock through privately negotiated or open market transactions at a weighted average share price of $16.16, for a total cost, including transaction costs, of $9,076. Subsequent to these repurchases the Company currently has remaining authority to repurchase up to 931,537 shares.

Note 15. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2012 and 2011. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (Loss) Income Before Income Taxes	Net Income From Discontinued Operations, Net of Taxes	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2012
First Quarter	$34,945	$(27)	$472	$438	$0.01	$0.01
Second Quarter	33,732	322	184	491	0.01	0.01
Third Quarter	23,889	(5,578)	959	(3,357)	(0.07)	(0.07)
Fourth Quarter	58,926	9,211	23,070	32,119	0.64	0.60

Total Year	$151,492	$3,928	$24,685	$29,691	$0.56	$0.54

2011
First Quarter	$46,097	$(2,364)	$382	$(1,905)	$(0.03)	$(0.03)
Second Quarter	45,274	(3,170)	230	(2,727)	(0.04)	(0.04)
Third Quarter	16,657	(26,032)	283	(26,136)	(0.43)	(0.43)
Fourth Quarter	24,199	(19,762)	541	(18,881)	(0.33)	(0.33)

Total Year	$132,227	$(51,328)	$1,436	$(49,649)	$(0.82)	$(0.82)