Form 10-Q
period 2013-03-31
FBR & Co.
filed 2013-05-10
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2013 was 11,949,277 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$195,146	$174,925
Receivables:
Due from brokers, dealers and clearing organizations	35,301	4,670
Customers	10,329	2,579
Other	11,329	10,902
Financial instruments owned, at fair value	139,348	121,404
Other investments, at cost	8,388	8,388
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	3,357	3,693
Prepaid expenses and other assets	4,832	6,883

Total assets	$408,030	$333,444

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$65,780	$56,929
Accrued compensation and benefits	45,129	19,075
Accounts payable, accrued expenses and other liabilities	15,560	13,878
Due to brokers, dealers and clearing organizations	14,118	3,698

Total liabilities	140,587	93,580

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,931,723 and 12,224,527 shares issued and outstanding, respectively	12	12
Additional paid-in capital	401,919	402,668
Employee stock loan receivable, including accrued interest (4,238 and 12,737 shares, respectively)	(28)	(307)
Restricted stock units	18,148	25,235
Accumulated other comprehensive loss, net of taxes	(1,212)	(1,094)
Accumulated deficit	(151,396)	(186,650)

Total shareholders’ equity	267,443	239,864

Total liabilities and shareholders’ equity	$408,030	$333,444

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Investment banking:
Capital raising	$99,686	$14,174
Advisory	1,604	2,006
Institutional brokerage:
Principal transactions	5,861	6,502
Agency commissions	7,844	9,550
Net investment income	2,098	1,901
Interest income, dividends, and other	833	812

Total revenues	117,926	34,945
Expenses:
Compensation and benefits	66,411	17,848
Professional services	3,456	2,832
Business development	2,133	2,560
Clearing and brokerage fees	1,604	2,384
Occupancy and equipment	3,282	4,042
Communications	2,969	3,545
Other operating expenses	2,164	1,761

Total expenses	82,019	34,972

Income (loss) from continuing operations before income taxes	35,907	(27)
Income tax provision	1,459	7

Income (loss) from continuing operations, net of taxes	34,448	(34)
Income from discontinued operations, net of taxes	806	472

Net income	$35,254	$438

Basic income per share:
Income from continuing operations, net of taxes	$2.81	$0.00
Income from discontinued operations, net of taxes	0.06	0.03

Basic income per share	$2.87	$0.03

Diluted income per share:
Income from continuing operations, net of taxes	$2.59	$0.00
Income from discontinued operations, net of taxes	0.06	0.03

Diluted income per share	$2.65	$0.03

Basic weighted average shares outstanding (in thousands)	12,268	14,095

Diluted weighted average shares outstanding (in thousands)	13,292	14,370

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$35,254	$438
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	(118)	(1)

Comprehensive income	$35,136	$437

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2011	13,745	$13	$413,266	$(673)	$29,013	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	29,691	29,691
Issuance of common stock, net of forfeitures	342	1	8,371	366	(9,437)	—	—	(699)
Repurchase of common stock	(1,863)	(2)	(20,868)	—	—	—	—	(20,870)
Stock compensation expense for options granted to purchase common stock	—	—	1,899	—	—	—	—	1,899
Issuance of restricted stock units	—	—	—	—	5,659	—	—	5,659
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1,113)	—	(1,113)

Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	35,254	35,254
Issuance of common stock, net of forfeitures	273	1	8,125	279	(10,722)	—	—	(2,317)
Repurchase of common stock	(565)	(1)	(9,139)	—	—	—	—	(9,140)
Stock compensation expense for options granted to purchase common stock	—	—	265	—	—	—	—	265
Issuance of restricted stock units	—	—	—		3,635	—	—	3,635
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(118)	—	(118)

Balances at March 31, 2013	11,932	$12	$401,919	$(28)	$18,148	$(1,212)	$(151,396)	$267,443

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$35,254	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349	685
Stock compensation	1,839	1,865
Net investment income from investments	(2,098)	(2,009)
Gain on sale of assets	(848)	—
Other	37	434
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(30,631)	(3,433)
Customers	(7,738)	(1,997)
Other	416	3,654
Trading securities	1,197	4,522
Prepaid expenses and other assets	2,051	3,352
Changes in operating liabilities:
Trading securities sold but not yet purchased	8,851	7,875
Accrued compensation and benefits	28,137	(5,486)
Accounts payable, accrued expenses and other liabilities	(1,163)	482
Brokers, dealers and clearing organizations	10,420	16,032

Net cash provided by operating activities	46,073	26,414

Cash flows from investing activities:
Purchases of investments	(17,261)	(7,219)
Proceeds from sales of and distributions from investments	72	14,824
Purchases of furniture, equipment, software, and leasehold improvements	(13)	(124)

Net cash (used in) provided by investing activities	(17,202)	7,481

Cash flows from financing activities:
Repurchases of common stock	(9,140)	(1,275)
Proceeds from sales of common stock	490	99

Net cash used in financing activities	(8,650)	(1,176)

Net increase in cash and cash equivalents	20,221	32,719
Cash and cash equivalents, beginning of period	174,925	135,792

Cash and cash equivalents, end of period	$195,146	$168,511

Supplemental Cash Flow Information:
Income tax payments	$1,371	$34

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In June 2012, the Company entered into a definitive agreement to sell the assets related to the management of the FBR Funds and on October 26, 2012, completed this sale (“sale of the FBR Funds”). As a result of the Company’s decisions, during the second quarter of 2012 the Company began reporting the results of its asset management operations as discontinued operations (see Note 9). As a result of this change, certain previously reported amounts in the consolidated financial statements and notes have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

On February 28, 2013, the Company affected a one-for-four reverse stock split of the Company’s issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, and resulted in the reclassification of certain previously reported amounts in the consolidated financial statements, these changes and reclassifications had no effect on the Company’s total shareholder’s equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of March 31, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2013	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$8,960	$8,739	$—	$221
Listed options	88	88	—	—
Convertible and fixed income debt instruments	63,982	—	63,982	—

	73,030	8,827	63,982	221
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	11,404	10,246	—	1,158
Warrants	1,488	—	—	1,488
Fixed income debt instruments	1,925		1,925	—
Designated as available-for-sale:
Marketable equity securities	23,617	23,617	—	—

	38,434	33,863	1,925	2,646
Investment Funds	27,884	—	—	27,884

Total	$139,348	$42,690	$65,907	$30,751

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$53,004	$53,004	$—	$—
Listed options	2,489	2,489	—	—
Convertible and fixed income debt instruments	10,287	—	10,287	—

Total	$65,780	$55,493	$10,287	$—

As of March 31, 2013, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $30,751, or 7.5% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of March 31, 2013:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$1,379	Over-the counter trading activity	$1.63 - $21.75/share	$18.85
Black-Scholes	$1,488	Volatility	35%	35%
		Dividend Yield	0%	0%
		Interest Rate	1.85%	1.85%
		Discount Rate	35%	35%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these securities. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by this entity could result in a lower over-the counter trading price for this security and therefore a lower value of these warrants. A reduction in the estimated volatility or an increase in the discount rate would also result in a lower value of the warrants. The table above excludes $27,884 of investments in non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of fixed income securities.

	December 31, 2012	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$8,514	$7,885	$—	$629
Listed options	20	20	—	—
Convertible and fixed income debt instruments	65,692	—	65,692	—

	74,226	7,905	65,692	629
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	2,278	1,186	—	1,092
Warrants	894	0	—	894
Fixed income debt instruments	2,090	0	2,090	—
Designated as available-for-sale:
Marketable equity securities	24,316	24,316	—	—

	29,578	25,502	2,090	1,986
Investment Funds	17,600	—	—	17,600

Total	$121,404	$33,407	$67,782	$20,215

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$45,816	$45,816	$—	$—
Listed options	287	287	—	—
Convertible and fixed income debt instruments	10,826	—	10,826	—

Total	$56,929	$46,103	$10,826	$—

As of December 31, 2012, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $20,215, or 6.1% of the Company’s total assets at that date.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and 2012, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, January 1, 2013	$2,615	$17,600	$20,215
Total net gain/losses (realized/unrealized)
Included in earnings	1	1,973	1,974
Included in other comprehensive income	—	—	—
Purchases	52,848	9,000	61,848
Sales/Distributions	(53,257)	(29)	(53,286)

Ending balance, March 31, 2013	$2,207	$28,544	$30,751

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$109	$1,944	$2,053

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net gain/losses (realized/unrealized)
Included in earnings	248	2	250
Included in other comprehensive income	—	—	—
Purchases	96,633	—	96,633
Sales/Distributions	(97,122)	(13)	(97,135)

Ending balance, March 31, 2012	$7,585	$505	$8,090

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$126	$2	$128

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended March 31, 2013 and 2012.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three months ended March 31, 2013 and 2012, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended March 31,
	2013	2012
Total gains and losses included in earnings for the period:
Principal transactions	$1	$120
Net investment income	1,973	130
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$109	$(2)
Net investment income	1,944	130

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2013, the Company has certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended March 31,
	2013	2012
Net gains recognized on trading securities	$706	$1,899
Less: Net (gains) losses recognized on trading securities sold during the period	—	(1,029)

Unrealized gains recognized on trading securities still held at the reporting	$706	$870

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of March 31, 2013 and December 31, 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2013
	Cost	Unrealized
	Basis	Gains	Losses(1)	Fair Value
Marketable equity securities	$25,374	$0	$1,212	$23,617

	December 31, 2012
	Cost	Unrealized
	Basis	Gains	Losses(1)	Fair Value
Marketable equity securities	$25,410	$0	$1,094	$24,316

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three months ended March 31, 2013, the Company recorded an other-than-temporary impairment charge of $545 related to an investment in a company in the financial services industry. The Company recognized this impairment charge as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during the quarter specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257. As of March 31, 2013, the Company held one marketable equity security in an unrealized loss position, and based on the limited severity and duration of the loss, as well as the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other than temporarily impaired. During the three months ended March 31, 2012, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities.

During the three months ended March 31, 2013, the Company received proceeds of $72 from sales of marketable equity securities resulting in gross gains of $36. There were no sales of marketable equity securities during the three months ended March 31, 2012.

Other Comprehensive Income (Loss)

The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component for the period indicated along with detail regarding reclassifications from other comprehensive income (loss). All such reclassifications from other comprehensive income (loss) are included in net investment income in the Company’s consolidated statements of operations.

Three Months Ended March 31, 2013
Accumulated Other Comprehensive Loss, January 1, 2013	$(1,094)
Other comprehensive loss before reclassifications	(627)
Amounts reclassified from other comprehensive loss	509

Accumulated Other Comprehensive Loss, March 31, 2013	$(1,212)

Three Months Ended March 31, 2013
Reclassifications from other comprehensive income (loss):
Other-than-temporary impairment loss	$545
Realized gains on sales of securities	(36)

Total	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	March 31, 2013	December 31, 2012
Non-public equity securities	$3,071	$3,071
Corporate debt investments	5,317	5,317

	$8,388	$8,388

The Company evaluates its non-public equity securities and corporate debt investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and 2012, there were no sales of non-public equity securities or corporate debt investments carried at cost.

3. Income Taxes:

During the three months ended March 31, 2013 and 2012, the Company recorded tax provisions of $1,459 and $7, respectively. The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three months ended March 31, 2013 and 2012 were 4.1% and (25.9)%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of recording a full valuation allowance on the Company’s net deferred tax assets. The annual estimated effective tax rate for three months ended March 31, 2013 and 2012 also incorporate the benefit of net operating losses expected to be utilized during 2013 and 2012.

As of March 31, 2013, the Company continues to provide a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it is more likely than not that the benefits of these assets will not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to assess the need to maintain a full valuation allowance against its net deferred tax assets at each reporting date. Recognition of our deferred tax assets would be based on sustaining profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. It is reasonably possible that the Company could meet these criteria in 2013.

4. Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2013, FBRCM had net capital of $93,335, which was $89,576 in excess of its required net capital of $3,759.

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

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	12,268	12,268	14,095	14,095
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,024	—	275

Weighted average common and common equivalent shares outstanding (in thousands)	12,268	13,292	14,095	14,370

Net income applicable to common stock	$35,254	$35,254	$438	$438

Net income per common share	$2.87	$2.65	$0.03	$0.03

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock Options—Employees and directors	315	1,735
Stock Options—Non-employee	230	856
Restricted Stock, unvested	—	27
Restricted Stock Units, unvested	986	1,475

	1,531	4,093

6. Commitments and Contingencies:

As of March 31, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is ongoing.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of March 31, 2013.

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

7. Shareholders’ Equity:

Share Repurchases

During the three months ended March 31, 2013, the Company repurchased 565,473 shares of its common stock in privately negotiated or open market transactions at a weighted average share price of $16.16 per share for a total cost of $9,140. During the three months ended March 31, 2012, the Company repurchased 124,876 shares of its common stock in open market transactions at a weighted average share price of $10.20 per share for a total cost of $1,275. As of March 31, 2013, the Company has remaining authority to repurchase 927,712 additional shares.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2013 and 2012, the Company recognized compensation expense of $80 and $88, respectively.

Stock Compensation Plans

FBR & Co. 2006 Long-Term Incentive Plan (“FBR & Co. Long-Term Incentive Plan”)

Under the FBR & Co. Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and RSUs for up to an aggregate of 5,517,496 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR & Co. Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Stock options	$218	$401
Restricted shares	$5	$26
RSUs	$1,536	$1,350

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2013
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	630,174
Grant date fair value per share	$—	$—	$17.23

Included in the RSUs granted during the three months ended March 31, 2013 are 375,000 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For these awards, the performance goal will be met at (1) a 100% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 7% compound annual growth rate over the three year period beginning on April 1, 2013 (the “performance period”), (2) a 50% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 4% compound annual growth over the performance period and (3) a proportional rate between 50% and 100% in the event that the combined net worth of the Company, measured on a per share basis has increased by an amount between 4% and 7% compound annual growth over the performance period.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2013
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$416	$—	$18,237
Unvested awards	387,378	—	1,900,871
Weighted average vesting period	0.65 years	—	2.37 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the three months ended March 31, 2013, the Company granted 127,978 such RSUs with an aggregate fair value upon grant date of $2,099. There were no comparable grants in 2012.

8. Related Party Transactions:

Professional Services Agreement

Under the professional services agreement with Crestview Partners, L.P., the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. During the three months ended March 31, 2013 and 2012, the Company recognized $250 of expense in each period associated with this agreement.

9. Discontinued Operations:

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

	Three Months Ended March 31,
	2013	2012
Revenues	$—	$4,133
Gain on sale of assets, net	848	—
Expenses	8	3,645

Income from discontinued operations before income taxes	840	488
Income tax provision	34	16

Income from discontinued operations, net of taxes	$806	$472

For the three months ended March 31, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19,692 representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price as calculated on the first anniversary of the closing. As of March 31, 2013, the Company has valued this contingent payment at $10,711. This value reflects an approximate 25% discount to the assets under management at March 31, 2013 and is recorded as a receivable on the Company’s balance sheet. The value recorded is based on the Company’s consideration of various factors outside of its control that can have a significant effect on the value of prospective assets under management. For example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction. The Company will continue to monitor the value of the assets under management and adjust the corresponding value of this receivable through the first anniversary of the closing.

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

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. When applicable, revenue generating transactions between the individual segments are included in the net revenue and pre-tax income of each segment.

In prior periods, the Company included the results of its fee-based asset management operations in continuing operations and reported these operations as a separate reportable segment. However, due to the transaction described in Note 9 and the reclassification of asset management’s results as discontinued operations, the Company no longer includes the results of its asset management operations in its segment information. Corporate overhead costs that were allocated to the asset management operations in 2012 are included in the segment disclosure as these costs would remain part of the Company’s continuing operations upon the disposal of the asset management operations. There are no comparable overhead allocations in 2013 as a result of the sale of the FBR Funds in October 2012.

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended March 31, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$101,290	$—	$101,290
Institutional brokerage	13,705	—	13,705
Net investment income	—	2,098	2,098
Net interest income, dividends and other	528	305	833

Total	115,523	2,403	117,926

Operating Expenses:
Variable	57,316	650	57,966
Fixed	23,711	342	24,053

Total	81,027	992	82,019

Pre-tax income	$34,496	$1,411	$35,907

Compensation and benefits:
Variable	$52,786	$650	$53,436
Fixed	12,739	236	12,975

Total	$65,525	$886	$66,411

	Three Months Ended March 31, 2012
	Capital Markets	Principal Investing	Other (1)	Total
Revenues:
Investment banking	$16,180	$—	$—	$16,180
Institutional brokerage	16,052	—	—	16,052
Net investment income	—	1,901	—	1,901
Net interest income, dividends and other	463	349	—	812

Total	32,695	2,250	—	34,945

Operating Expenses:
Variable	7,890	116	13	8,019
Fixed	26,463	88	402	26,953

Total	34,353	204	415	34,972

Pre-tax (loss) income	$(1,658)	$2,046	$(415)	$(27)

Compensation and benefits:
Variable	$2,374	$115	$9	$2,498
Fixed	15,098	46	206	15,350

Total	$17,472	$161	$215	$17,848

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that were allocated to the Company’s former Asset Management Segment.

11. Recent Accounting Pronouncements:

In December 2011, the FASB amended its guidance for disclosure of assets and liabilities netted for financial statement purposes. This guidance was subsequently amended in January 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. These amendments are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with current standards or subject to an enforceable master netting arrangement or similar agreement. The disclosure enhancements include providing in the notes to the financial statements the gross assets and gross liabilities recognized on the balance sheet, those amounts netted in accordance with current standards, those net positions subject to an enforceable master netting arrangement or similar agreement, and the net positions presented on the balance sheet. This information should be presented in a tabular format. This amendment is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual reporting periods. The adoption of this guidance did not have any effect on our disclosures, financial condition, results of operations or cash flows.

In February 2013, the FASB issued guidance to improve the transparency of reporting classifications out of accumulated other comprehensive income (“AOCI”). This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require additional disclosures about the amounts reclassified out of AOCI by component. In addition, the guidance requires that significant amounts reclassified out of AOCI be presented, either on the face of the financial statement where net income is presented or in the notes. These amounts must be presented based on the respective lines of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, cross-reference to other required disclosures that provide additional detail about these other amounts is required. This guidance became effective for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures that are included in Note 2 to the financial statements, but did not have any effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year fiscal ended December 31, 2012.

Business Environment

U.S. equity markets continued their strong performance in the first quarter of 2013. Equity indices were up across the board and the market experienced consistent inflows into domestic equity funds for the first time in the last several years. Despite this investment performance and positive fund flows, equity trading volumes continued their multi-year trend lower which maintained pressure on trading businesses. Capital raised in the equity capital markets was up from the first quarter of 2012 and from the fourth quarter of last year, by more than 33% and 26%, respectively.

Competition in our business remains intense. There continues to be consolidation and, in some cases, liquidation of underperforming brokerage platforms. This has resulted in a contraction of industry participants and, in particular, the number of mid-sized independent firms has continued to shrink. Large global banks are in some cases choosing to exit particular parts of their capital markets businesses as they focus on higher return-on-equity businesses and their own home markets. Large U.S.-based universal banks continue to use their capital as an advantage in the market, tying lending activity to capital markets mandates.

From an economic perspective, the U.S. housing market continued to demonstrate signs of recovery with prices up during the quarter in most markets and with the supply of homes for sale at recent historical lows. These conditions have provided a favorable environment for home builders and there is developing optimism around a broad range of industries and companies that will benefit from a sustained recovery in the housing market.

Much of the improvement in this market can be traced to the Fed’s continuing commitment to purchase over $1 trillion in mortgage securities annually. Any change of intent by the Fed will likely have a significant impact on both fixed income and equity markets. The scope of this market support is unprecedented, making the future impact of its removal from markets difficult to determine.

Also, during the quarter, the reality surrounding debt-challenged European economies was highlighted again by the negotiation of the Cyprus bailout. Markets overall remain exposed to risks from a slowing European economy and its undercapitalized banking system. These risks coupled with a tepid jobs recovery in the U.S. and the overhang of continuing regulatory changes are giving investors reasons to remain cautious even with strong recent equity market performance.

Executive Summary

For the first quarter of 2013, our revenues from continuing operations were $117.9 million, our pre-tax income was $35.9 million and our net income was $34.4 million, compared to total revenues from continuing operations of $34.9 million, and a pre-tax, and after-tax loss of $0.03 million. Our net income, including discontinued operations, was $35.3 million in 2013 compared to $0.4 million in 2012.

The improvement in our operating results in the first quarter of 2013 compared to 2012 was due to an $85.1 million increase in investment banking revenue in 2013 to $101.3 million compared to $16.2 million in 2012. Our 2013 investment banking revenue included $81.0 million in capital raising revenue from two sole-managed institutional private placements that raised in excess of $1.2 billion of equity capital for the issuers. Our institutional brokerage revenue was $13.7 million in the first quarter of 2013 compared to $16.1 million in 2012 and we generated $2.1 million of net investment income from principal investing in 2013 compared to $1.9 million in 2012.

Although our total expenses increased 134.3% to $82.0 million in the first quarter of 2013 from $35.0 million in the first quarter of 2012, the increase is due entirely to the increase in our revenues and related increases in variable costs. Specifically, our variable costs increased $50.0 million to $58.0 million in 2013 from $8.0 million in 2012 while our fixed costs decreased $2.9 million to $24.1 million in 2013 from $27.0 million in 2012. Our results in both 2013 and 2012, reflect the impact of the restructuring activities that we initiated in the fourth quarter of 2011 and the resulting reductions to our fixed costs that we began to realize in the first quarter of 2012.

The following is an analysis of our operating results by segment for the first quarters of 2013 and 2012.

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

	Three Months Ended March 31,
	2013	2012
Revenues:
Investment banking	$101,290	$16,180
Institutional brokerage	13,705	16,052
Net interest income, dividends and other	528	463

Total	115,523	32,695

Operating Expenses:
Variable	57,316	7,890
Fixed	23,711	26,463

Total(1)	81,027	34,353

Pre-tax income (loss)	$34,496	$(1,658)

(1)	For the three months ended March 31, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $7,132 and $6,554, respectively.

The pre-tax income from our capital markets segment increased to $34.5 million for the first quarter of 2013 from a pre-tax loss of $1.7 million for the first quarter of 2012. The improvement in our pre-tax results is attributable to an $85.1 million increase in investment banking revenue in 2013. Variable expenses, including $52.8 million of variable compensation, increased to $57.3 million in 2013 from $7.9 million in 2012 as a result of the increase in revenues. Our total compensation as a percentage of revenues in this segment was 56.7% in 2013 compared to 53.4% in 2012. Fixed expenses decreased $2.8 million, or 10.4%, in 2013 as a result of a reduction in our average headcount in the first quarter of 2013 compared to 2012 and the impact of other non-compensation cost reduction initiatives, in particular related to occupancy and equipment and market data and communications.

Investment banking revenues increased $85.1 million to $101.3 million during the first quarter of 2013 from $16.2 million during the first quarter of 2012. Our investment banking revenue in 2013 was generated from 18 client transactions with contributions from each of the Company’s industry groups. Included in those transactions and representing $81.0 million of our capital raising revenue were two sole managed institutional private placements that raised in excess of $1.2 billion of equity capital for the issuers. One of these private placements, representing $38.3 million of that revenue was executed in the second quarter of 2012; however the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

Our institutional brokerage revenues decreased $2.3 million to $13.7 million for the first quarter of 2013 from $16.1 million for the first quarter of 2012. This decrease in revenue is primarily due to significantly lower market volatility during the quarter 2013 compared to 2012 resulting in lower equity-linked product revenues in the current year compared to the first quarter of 2012.

Principal Investing

As of March 31, 2013, our principal investing activity consists of investments in merchant banking and other equity investments, investment funds and corporate debt investments. The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Net investment income	$2,098	$1,901
Net interest income, dividends and other	305	349

Total	2,403	2,250

Operating Expenses:
Variable	650	116
Fixed	342	88

Total(1)	992	204

Pre-tax income	$1,411	$2,046

(1)	For the three months ended March 31, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $138 and $92, respectively.

The pre-tax income from our principal investing segment decreased to $1.4 million for the first quarter of 2013 from $2.0 million for the first quarter of 2012. The decrease in our pre-tax income was due to higher direct costs as well as allocated costs in 2013 compared to 2012 as our total revenues increased slightly to $2.4 million in 2013 from $2.3 million in 2012. Net investment income for the first quarter of 2013 includes $1.3 million of net unrealized gains from investment funds, $1.3 million of unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for sale investment security. Our 2012 net investment income includes net unrealized gains of $0.9 million on trading securities held for investment purpose and net realized gains of $1.0 million on trading securities held for investment purposes.

Investments

The total value of our investment portfolio was $74.7 million as of March 31, 2013. Of this total, $8.4 million was held in non-public investments recorded at cost, $38.4 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $27.9 million was held in non-registered investment funds that primarily invest in fixed income securities.

The following table provides additional detail regarding our merchant banking and other long-term investments as of March 31, 2013 (dollars in thousands):

	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
Single Family Housing REIT	125,000	$2,390
Oil and Gas Equipment Manufacturer (Note)	n/a	5,000
Other	n/a	998

Total		$8,388
Marketable and non-public equity securities and warrants, at fair value		38,434
Investment funds, at fair value		27,884

Total investments		$74,706

Discontinued Operations

The Company completed the sale of the assets related to the FBR Funds, a family of mutual funds, in October 2012. This sale was completed in October 2012 and subsequent to the sale closing the Company has no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its asset management operations as discontinued operations. The results related to the asset management operations reflected in the consolidated statements of operations are presented in the following table (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$—	$4,133
Gain on sale of assets	848	—
Expenses	8	3,645

Income from discontinued operations before income taxes	840	488
Income tax provision	34	16

Income from discontinued operations, net of taxes	$806	$472

For the three months ended March 31, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19,692 representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price as calculated on the first anniversary of the closing. As of March 31, 2013, the Company has valued this contingent payment at $10,711. This value reflects an approximate 25% discount to the assets under management at March 31, 2013 and is recorded as a receivable on the Company’s balance sheet. The value recorded is based on the Company’s consideration of various factors outside of its control that can have a significant effect on the value of prospective assets under management. For example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction. The Company will continue to monitor the value of the assets under management and adjust the corresponding value of this receivable through the first anniversary of the closing.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

We generated net income of $35.3 million in the first quarter of 2013 compared to $0.4 million in the first quarter of 2012. This increase in net income was primarily the result of an $85.1 million increase in investment banking revenue in 2013 as compared to 2012. Our net income for the first quarter of 2013 includes a $1.5 million tax provision compared to a $7 thousand tax provision in the first quarter of 2012.

Pre-tax income in our capital markets segment increased to $34.5 million during the first quarter of 2013 from a pre-tax loss of $1.7 million during the first quarter of 2012. This increase in pre-tax income is due the increase in investment banking revenue discussed above. Offsetting this increase was a $0.6 million decrease in pre-tax income from our principal investing segment to $1.4 million in 2013 from $2.0 million in 2012. This decrease in pre-tax income is due to an increase in direct costs as well as allocated costs in 2013 compared to 2012. Our net income for the first quarter of 2013 also includes $0.8 million on net income from discontinued operations compared to $0.5 million in 2012.

Revenues

Our revenues increased 237.8% to $117.9 million during the first quarter of 2013 from $34.9 million during the first quarter of 2012 due to the changes in revenues discussed below.

Capital raising revenues increased 602.1% to $99.7 million in the first quarter of 2013 from $14.2 million in the first quarter of 2012. In the first quarter of 2013, we completed eighteen client transactions, including two sole-managed private placements that generated $81.0 million of revenue in the period and raised in excess of $1.2 billion of equity capital for the issuers. In the first quarter of 2012, we completed two book-run initial public offerings and one sole-managed private placement, however the size of these transactions completed in 2012 was not comparable to the transactions completed in 2013.

Advisory revenues decreased 20.0% to $1.6 million in the first quarter of 2013 from $2.0 million in the first quarter of 2012. We completed four M&A and advisory assignments in the first quarter of 2013 as compared to six assignments in the first quarter of 2012.

Institutional brokerage revenues from agency commissions and principal transactions decreased 14.9% to $13.7 million in the first quarter of 2013 from $16.1 million in the first quarter of 2012. This decrease is primarily a result of significantly lower market volatility during the quarter 2013 compared to 2012 resulting in lower equity-linked product revenues in the current year compared to the first quarter of 2012.

Net investment income increased 10.5% to $2.1 million in the first quarter of 2013 compared to $1.9 million in the first quarter of 2012. Net investment income for the first quarter of 2013 includes $1.3 million of net unrealized gains from investment funds, $1.3 million of unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for sale investment security. Our 2012 net investment income includes net unrealized gains of $0.9 million on trading securities held for investment purpose and net realized gains of $1.0 million on trading securities held for investment purposes.

Net interest income, dividends and other revenues was $0.8 million in both the first quarters of 2013 and 2012. There were comparable revenues generated in each period from our principal investments as well as from convertible and fixed income securities held on our trading desks.

Expenses

Total expenses increased 134.3% to $82.0 million in the first quarter of 2013 from $35.0 million in the first quarter of 2012. The increase was caused by the changes in expenses discussed below.

Compensation and benefits expenses increased 273.0% to $66.4 million in the first quarter of 2013 from $17.8 million in the first quarter of 2012 as a result of a $50.9 million increase in variable compensation. The increase in variable compensations during the first quarter of 2013 was due to the significant increase in investment banking revenue. This increase was partially offset by a $2.4 million decrease in fixed compensation during the first quarter of 2013. The decrease in our fixed compensation reflects a decrease in salaries and certain employee benefits costs as a result of a lower average headcount in the first quarter of 2013 compared to the first quarter of 2012.

Professional services expenses increased 25.0% to $3.5 million in the first quarter of 2013 from $2.8 million in the first quarter of 2012 primarily due to an increase in transaction costs related to investment banking activity.

Business development expenses decreased 19.2% to $2.1 million in the first quarter of 2013 from $2.6 million in the first quarter of 2012. This decrease is the result of reductions in travel costs related to investment banking transactions as well as reductions in our fixed travel costs. Despite the increase in investment banking revenue, the related travel costs decreased by $0.3 million in 2013 compared to 2012 based on differences in the nature of the transactions in the two periods. The reduction in our fixed travel costs reflects a lower volume of travel activity, in part due to a lower average headcount in 2013 compared to 2012.

Clearing and brokerage fees decreased 33.3% to $1.6 million in the first quarter of 2013 from $2.4 million in the first quarter of 2012. The decrease is primarily due to a lower volume of trading activity in both equity-linked products and equity securities.

Occupancy and equipment expenses decreased 17.5% to $3.3 million in the first quarter of 2013 from $4.0 million in the first quarter of 2012. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space.

Communications expenses decreased 14.3% to $3.0 million in the first quarter of 2013 from $3.5 million in the first quarter of 2012. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives as well as a lower average headcount in 2013 compared to 2012.

Other operating expenses increased 22.2% to $2.2 million in the first quarter of 2013 from $1.8 million in the first quarter of 2012. The increase in expenses is primarily due to the recognition of a $0.5 million charge related to an arbitration settlement in the first quarter of 2013 that is not comparable to 2012.

We recognized a tax provision of $1.5 million in the first quarter of 2013 compared to a $7 thousand provision in the first quarter of 2012. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Our effective tax rate was 4.1% in 2013 compared to (25.9)% in 2012. In addition to the effects of the valuation allowance related to our net deferred tax assets, our effective tax rates during these periods differed from statutory rates primarily due to the effect of permanent differences in relation to our operating results.

We have established a full valuation allowance against our deferred tax assets based on the criteria in ASC 740. Following the criteria in ASC 740, we review this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. We will continue to assess the need to maintain a full valuation allowance against our net deferred tax assets at each reporting date. Recognition of our deferred tax assets would be based on sustaining profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. It is reasonably possible that the Company could meet these criteria in 2013.

In addition to the potential impact on our tax provision that would result from the recognition of any of our deferred tax assets, the Company believes there is potential for volatility in its 2013 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Discontinued Operations

Income from discontinued operations, net of taxes increased to $0.8 million in 2013 compared to $0.5 million in 2012. For the three months ended March 31, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds.

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

Cash Flows

As of March 31, 2013, our cash and cash equivalents totaled $195.1 million representing a net increase of $20.2 million for the first quarter of 2013. The increase is attributable to cash provided by operating activities of $46.1 million, which resulted primarily from operating income for the quarter. Cash provided by operating activities was offset by $17.2 million of cash used in investing activities and $8.7 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $46.1 million during the first quarter of 2013, compares to $26.4 million of cash provided by operating activities during the first quarter of 2012. The cash provided by operating activities during the first quarter of 2013 reflects our operating income during the period, a $28.1 million increase related to accrued compensation, a $10.0 million reduction in our net trading desk positions, offset by a $20.2 million increase in amounts due to/from brokers, dealers, and clearing organizations and a $7.7 million increase in customer receivables. The cash provided by operating activities during the first quarter of 2012 reflects our net operating income for the period, decreases in our trading positions and the net change in our due to/from brokers, dealers and clearing organizations balances.

Net cash used in investing activities of $17.2 million during the first quarter of 2013 compares to net cash provided by investing activities of $7.5 million during the first quarter of 2012. The $17.2 million used in 2013 reflects principal investments purchased during quarter, including $9.0 million of investment funds and $8.3 million of trading securities, offset by proceeds from securities sold during the quarter. The $7.5 million provided by investing activities in 2012, included $7.6 million of net sales of principal investments during the quarter.

Net cash used in financing activities of $8.7 million during the first quarter of 2013 compares to $1.2 million used during the first quarter of 2012. The 2013 activity primarily represents the repurchase of 0.6 million shares of our common stock for $9.1 million. The 2012 activity primarily represents the repurchase of 0.1 million shares of our common stock for $1.3 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $195.1 million at March 31, 2013) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At March 31, 2013, we had no outstanding borrowings.

Assets

As of March 31, 2013, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables, and investments carried at cost. As of March 31, 2013 and December 31, 2012, our liquid assets consisted primarily of cash and cash equivalents of $195.1 million and $174.9 million, respectively.

The increase in our total assets to $408.0 million as of March 31, 2013 compared to $333.4 million as of December 31, 2012, was the result of a $20.2 million increase in cash and cash equivalents discussed previously, a $30.6 million increase in due from brokers, dealers and clearing organizations, a $17.9 million increase in financial instruments, at fair value and an $8.2 million increase in customer and other receivables.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. An increase in unsettled credit and options sales transactions was the primary reason for the increase in the receivable from brokers, dealers and clearing organizations as of March 31, 2013. Such credit transactions include corporate bond and syndicated loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $15.4 million and $14.1 million, respectively, as of March 31, 2013 compared to $3.8 million and $3.7 million, respectively, as of December 31, 2012. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2013, our $74.7 million of investments primarily consisted of investments in marketable equity securities, investment funds, non-public equity securities and corporate debt investments. These investments are funded in cash and are not financed with debt.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2013, FBRCM had total regulatory net capital of $93.3 million, which exceeded its required net capital of $3.8 million by $89.5 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three months ended March 31, 2013, we repurchased 0.6 million shares of our common stock in privately negotiated or open market transactions at weighted average share prices of $16.16 per share, for a total cost of $9.1 million. As of March 31, 2013, we have a remaining authority to repurchase up to 0.9 million additional shares.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at March 31, 2013 was approximately $255 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the three months ended March 31, 2013. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the three months ended March 31, 2013 was net gains of $109 thousand. Over the same period, the worst one-day trading revenues were net gains of $106 thousand which is $361 thousand less than the daily trading loss implied by the average one-day VaR for the three months ended March 31, 2013.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2013. The fair value of the $8.9 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $9.8 million and $8.0 million, respectively, and the fair value of the $35.0 million of other equity investments would increase or decrease to $38.5 million and $31.5 million, respectively.

Except to the extent that we sell our equity securities designated as available-for-sale or our cost method equity investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings. However, an increase or decrease in the value of trading securities held by broker-dealer subsidiary, investment securities designated as trading, or investment funds will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2013 and December 31, 2012, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2013 and 2012, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2013, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is ongoing.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of March 31, 2013.

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

As of March 31, 2013, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the first quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Prograam	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	472,123	$16.00	472,123	1,021,062
February 1 to February 28, 2013	93,350	17.00	93,350	927,712
March 1 to March 31, 2013	—	—	—	—

Total	565,473	$16.16	565,473	927,712

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: May 10, 2013	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2013	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)