Form 10-Q
period 2013-06-30
FBR & Co.
filed 2013-08-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2013 was 12,002,952 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$226,734	$174,925
Receivables:
Due from brokers, dealers and clearing organizations	25,631	4,670
Customers	6,589	2,579
Other	14,613	10,902
Financial instruments owned, at fair value	139,262	121,404
Other investments, at cost	5,681	8,388
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	3,150	3,693
Deferred tax assets, net of valuation allowance	29,783	—
Prepaid expenses and other assets	5,301	6,883

Total assets	$456,744	$333,444

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$40,042	$56,929
Accrued compensation and benefits	62,928	19,075
Accounts payable, accrued expenses and other liabilities	14,019	13,878
Due to brokers, dealers and clearing organizations	24,296	3,698

Total liabilities	141,285	93,580

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,930,365 and 12,224,527 shares issued and outstanding, respectively	12	12
Additional paid-in capital	401,402	402,668
Employee stock loan receivable, including accrued interest (0 and 4,238 shares, respectively)	—	(307)
Restricted stock units	18,755	25,235
Accumulated other comprehensive income (loss), net of taxes	147	(1,094)
Accumulated deficit	(104,857)	(186,650)

Total shareholders’ equity	315,459	239,864

Total liabilities and shareholders’ equity	$456,744	$333,444

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Investment banking:
Capital raising	$49,165	$16,841	$148,851	$31,015
Advisory	2,872	2,118	4,476	4,124
Institutional brokerage:
Principal transactions	4,798	3,753	10,659	10,255
Agency commissions	8,324	8,567	16,168	18,117
Net investment income	1,209	1,090	3,307	2,991
Interest income, dividends and other	874	1,363	1,707	2,175

Total revenues	67,242	33,732	185,168	68,677

Expenses:
Compensation and benefits	37,923	16,880	104,334	34,728
Professional services	3,379	3,759	6,835	6,591
Business development	2,610	2,444	4,743	5,004
Clearing and brokerage fees	1,307	1,900	2,911	4,284
Occupancy and equipment	3,068	3,499	6,350	7,541
Communications	2,776	3,063	5,745	6,608
Other operating expenses	1,547	1,865	3,711	3,626

Total expenses	52,610	33,410	134,629	68,382

Income from continuing operations before income taxes	14,632	322	50,539	295
Income tax (benefit) provision	(29,591)	15	(28,132)	22

Income from continuing operations, net of taxes	44,223	307	78,671	273
Income from discontinued operations, net of taxes	2,316	184	3,122	656

Net income	$46,539	$491	$81,793	$929

Basic income per share:
Income from continuing operations, net of taxes	$3.64	$0.03	$6.45	$0.02
Income from discontinued operations, net of taxes	0.19	0.01	0.25	0.05

Net income	$3.83	$0.04	$6.70	$0.07

Diluted income per share:
Income from continuing operations, net of taxes	$3.35	$0.02	$6.00	$0.02
Income from discontinued operations, net of taxes	0.17	0.01	0.24	0.04

Net income	$3.52	$0.03	$6.24	$0.06

Basic weighted average shares outstanding (in thousands)	12,166	13,874	12,201	13,984

Diluted weighted average shares outstanding (in thousands)	13,216	14,314	13,102	14,306

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$46,539	$491	$81,793	$929
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	1,359	(40)	1,241	(41)

Comprehensive income	$47,898	$451	$83,034	$888

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2011	13,745	$13	$413,266	$(673)	$29,013	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	29,691	29,691
Issuance of common stock, net of forfeitures	342	1	8,371	366	(9,437)	—	—	(699)
Repurchase of common stock	(1,863)	(2)	(20,868)	—	—	—	—	(20,870)
Stock compensation expense for options granted to purchase common stock	—	—	1,899	—	—	—	—	1,899
Issuance of restricted stock units	—	—	—	—	5,659	—	—	5,659
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1,113)	—	(1,113)

Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	81,793	81,793
Issuance of common stock, net of forfeitures	421	1	10,292	307	(12,342)	—	—	(1,742)
Repurchase of common stock	(715)	(1)	(12,283)	—	—	—	—	(12,284)
Stock compensation expense for options granted to purchase common stock	—	—	725	—		—	—	725
Issuance of restricted stock units	—	—			5,862	—	—	5,862
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,241	—	1,241

Balances at June 30, 2013	11,930	$12	$401,402	$0	$18,755	$147	$(104,857)	$315,459

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$81,793	$929
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(29,885)	—
Depreciation and amortization	697	1,365
Stock compensation	4,046	3,941
Net investment income from investments	(3,307)	(3,066)
Gain on sale of assets	(3,430)	—
Securities received in lieu of cash	—	(810)
Other	71	904
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(20,961)	(5,617)
Customers	(3,568)	(1,305)
Other	(685)	4,087
Trading securities	10,247	25,209
Prepaid expenses and other assets	1,582	1,473
Changes in operating liabilities:
Trading securities sold but not yet purchased	(16,887)	(646)
Accrued compensation and benefits	45,851	(3,975)
Accounts payable, accrued expenses and other liabilities	(2,954)	(2,481)
Brokers, dealers and clearing organizations	20,599	1,531

Net cash provided by operating activities	83,209	21,539

Cash flows from investing activities:
Purchases of investments	(29,411)	(22,514)
Proceeds from sales of and distributions from investments	8,653	28,885
Securities sold but not yet purchased, net	—	1,291
Purchases of furniture, equipment, software, and leasehold improvements	(154)	(379)

Net cash (used in) provided by investing activities	(20,912)	7,283

Cash flows from financing activities:
Repurchases of common stock	(12,284)	(19,556)
Proceeds from sales of common stock and repayment of employee stock purchase plan	1,796	476

Net cash used in financing activities	(10,488)	(19,080)

Net increase in cash and cash equivalents	51,809	9,742
Cash and cash equivalents, beginning of period	174,925	135,792

Cash and cash equivalents, end of period	$226,734	$145,534

Supplemental Cash Flow Information:
Income tax payments	$2,422	$80
Non-cash investing activities:
Securities received in exchange for services provided, at fair value at receipt date	$—	$810

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On February 28, 2013, the Company affected a one-for-four reverse stock split of the Company’s issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, and resulted in the reclassification of certain previously reported amounts in the consolidated financial statements, these changes and reclassifications had no effect on the Company’s total shareholder’s equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock increased the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

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

Investment funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (private equity and debt funds and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily private-equity and debt securities and restrictions exist on the redemption of amounts invested by the Company.

As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of June 30, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2013	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$20,275	$17,363	$—	$2,912
Listed options	1,807	1,807	—	—
Convertible and fixed income debt instruments	41,897	—	41,897	—

	63,979	19,170	41,897	2,912
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	22,346	16,520	—	5,826
Warrants	1,463	—	—	1,463
Fixed income debt instruments	1,920		1,920	—
Designated as available-for-sale:
Marketable equity securities	20,821	20,821	—	—

	46,550	37,341	1,920	7,289
Investment funds	28,733	—	—	28,733

Total	$139,262	$56,511	$43,817	$38,934

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$27,872	$27,872	$—	$—
Listed options	776	776	—	—
Convertible and fixed income debt instruments	11,394	—	11,394	—

Total	$40,042	$28,648	$11,394	$—

As of June 30, 2013, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $38,934, or 8.5% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of June 30, 2013:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$8,738	Over-the-counter trading activity	$0.95 – $7,326/share	$2,038
Black-Scholes	$1,463	Volatility	35%	35%
		Dividend yield	0%	0%
		Interest rate	2.6%	2.6%
		Discount rate	30%	30%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these securities. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by this entity could result in a lower over-the counter trading price for this security and therefore a lower value of these warrants. A reduction in the estimated volatility or an increase in the discount rate would also result in a lower value of the warrants. The table above excludes $28,733 of investments in non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of fixed income securities.

	December 31, 2012	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$8,514	$7,885	$—	$629
Listed options	20	20	—	—
Convertible and fixed income debt instruments	65,692	—	65,692	—

	74,226	7,905	65,692	629
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	2,278	1,186	—	1,092
Warrants	894	—	—	894
Fixed income debt instruments	2,090	—	2,090	—
Designated as available-for-sale:
Marketable equity securities	24,316	24,316	—	—

	29,578	25,502	2,090	1,986
Investment funds	17,600	—	—	17,600

Total	$121,404	$33,407	$67,782	$20,215

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$45,816	$45,816	$—	$—
Listed options	287	287	—	—
Convertible and fixed income debt instruments	10,826	—	10,826	—

Total	$56,929	$46,103	$10,826	$—

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

Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$1,721	Over-the-counter trading activity	$0.51 – $20.50/share	$7.78
Black-Scholes	$894	Volatility	39%	39%
		Dividend yield	0%	0%
		Interest rate	2%	2%
		Discount rate	50%	50%

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended June 30, 2013 and 2012. As of June 30, 2013 and 2012, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, April 1, 2013	$2,207	$28,544	$30,751
Total net gains (losses) (realized/unrealized)
Included in earnings	486	1,933	2,419
Included in other comprehensive income	—	—	—
Purchases	178,520	4,842	183,362
Sales/Distributions	(176,308)	(124)	(176,432)
Transfers out of level 3	(8)	(1,158)	(1,166)

Ending balance, June 30, 2013	$4,897	$34,037	$38,934

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$19	$1,933	$1,952

	Trading Securities	Other	Total
Beginning balance, April 1, 2012	$7,585	$505	$8,090
Total net gains (losses) (realized/unrealized)
Included in earnings	417	27	444
Included in other comprehensive income	—	—	—
Purchases	46,129	6,150	52,279
Sales/Distributions	(44,885)	(37)	(44,922)
Transfers out of level 3	—	—	—

Ending balance, June 30, 2012	$9,246	$6,645	$15,891

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$328	$27	$355

There were no transfers of securities in to, or out of, Level 2 financial assets during the three months ended June 30, 2013. One transfer was made out of Level 3 and into Level 1 during the three months ended June 30, 2013 for an equity security that was previously a non-public equity security and during the period became publicly traded. There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended June 30, 2012.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2012.

	Trading Securities	Other	Total
Beginning balance, January 1, 2013	$2,615	$17,600	$20,215
Total net gains (losses) (realized/unrealized)
Included in earnings	487	3,906	4,393
Included in other comprehensive income	—	—	—
Purchases	231,368	13,842	245,210
Sales/Distributions	(229,565)	(153)	(229,718)
Transfers out of level 3	(8)	(1,158)	(1,166)

Ending balance, June 30, 2013	$4,897	$34,037	$38,934

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$128	$3,877	$4,005

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net gains (losses) (realized/unrealized)
Included in earnings	665	29	694
Included in other comprehensive income	—	—	—
Purchases	142,762	6,150	148,912
Sales/Distributions	(142,007)	(50)	(142,057)
Transfers out of level 3	0	0	0

Ending balance, June 30, 2012	$9,246	$6,645	$15,891

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$454	$29	$483

There were no transfers of securities in to, or out of, Level 2 financial assets during the six months ended June 30, 2013. One transfer was made out of Level 3 and into Level 1 during the six months ended June 30, 2013 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the six months ended June 30, 2012.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and six months ended June 30, 2013 and 2012, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total gains and losses included in earnings for the period:
Principal transactions	$486	$72	$487	$192
Net investment income (loss)	1,933	372	3,906	502
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$19	$(17)	$128	$(19)
Net investment income (loss)	1,933	372	3,877	502

Financial Instruments Held for Investment—Designated as Trading

As of June 30, 2013, the Company has certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net gains (losses) recognized on trading securities	$310	$1,068	$1,016	$2,967
Less: Net (gains) losses recognized on trading securities sold during the period	27	(748)	(634)	(2,145)

Unrealized gains (losses) recognized on trading securities still held at the reporting date	$337	$320	$382	$822

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of June 30, 2013 and December 31, 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2013
	Cost Basis	Unrealized
		Gains	Losses	Fair Value
Marketable equity securities	$20,572	$249	$0	$20,821

	December 31, 2012
	Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Marketable equity securities	$25,410	$0	$1,094	$24,316

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three months ended June 30, 2013, the Company did not recognize any other-than-temporary impairment losses, however during the six months ended June 30, 2013, the Company recorded an other-than-temporary impairment charge of $545 related to an investment in a company in the financial services industry. The Company recognized this impairment charge as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during the quarter specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257. During the three and six months ended June 30, 2012, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities.

During the three months ended June 30, 2013, the Company received proceeds of $4,225 from sales of marketable equity securities resulting in gross losses of $(32). During the six months ended June 30, 2013, the Company received proceeds of $4,297 from sales of marketable equity securities resulting in gross gains of $36 and gross losses of $(32). There were no sales of marketable equity securities during the three and six months ended June 30, 2012.

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Accumulated Other Comprehensive Loss, Beginning Balance	$(1,212)	$(1,094)
Other comprehensive income before reclassifications	1,359	732
Amounts reclassified from other comprehensive loss	—	509

Accumulated Other Comprehensive Income, June 30, 2013	$147	$147

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	—	545
Realized gains on sale of securities	—	(36)

Total	—	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	June 30, 2013	December 31, 2012
Non-public equity securities	$681	$3,071
Corporate debt investments	5,000	5,317

	$5,681	$8,388

The Company evaluates its non-public equity securities and corporate debt investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and six months ended June 30, 2013 and 2012.

During the three and six months ended June 30, 2013, there were no sales of non-public equity securities or corporate debt investments carried at cost. During the three months ended June 30, 2013, the Company received $317 from the maturity of a note receivable that was carried at cost. In addition, during the three months ended June 30, 2013, a non-public equity security carried at cost with a basis of $2,390 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded. During the three and six months ended June 30, 2012, the Company received proceeds of $52, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $52.

3. Income Taxes:

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, “Income Taxes” (“ASC 740”), it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of June 30, 2013, the Company’s valuation allowance relates primarily to capital loss carryforwards and other-than-temporary investment write downs. In addition, the Company maintains a valuation allowance for net operating loss carryforwards that are projected to be utilized during the remainder of 2013 and are incorporated into the Company’s effective tax rate. The Company’s remaining valuation allowance as of June 30, 2013 is approximately $26,300.

During the three and six months ended June 30, 2013, the Company recorded income tax benefits from continuing operations of $29,591 and $28,132, respectively. The Company’s 2013 net tax benefits reflect the benefit for the valuation allowance reversal offset by the provision for projected state tax obligations. The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three and six months ended June 30, 2013 were (202.2)% and (55.7)%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of the valuation allowance reversal.

During the three and six months ended June 30, 2012, the Company recorded tax provisions from continuing operations of $15 and $22, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2012 were 4.7% and 7.5%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of the full valuation allowance on the Company’s net deferred tax assets at that time. The annual estimated effective tax rate for three and six months ended June 30, 2012 also incorporated the benefit of net operating losses expected to be utilized during 2012.

4. Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2013, FBRCM had net capital of $109,434 which was $104,500 in excess of its required net capital of $4,934.

5. Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding and not subject to forfeiture for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	12,166	12,166	13,874	13,874
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,050	—	440

Weighted average common and common equivalent shares outstanding (in thousands)	12,166	13,216	13,874	14,314

Net income applicable to common stock	$46,539	$46,539	$491	$491

Net income per common share	$3.83	$3.52	$0.04	$0.03

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	12,201	12,201	13,984	13,984
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	901	—	322

Weighted average common and common equivalent shares outstanding (in thousands)	12,201	13,102	13,984	14,306

Net income applicable to common stock	$81,793	$81,793	$929	$929

Net income per common share	$6.70	$6.24	$0.07	$0.06

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options—Employees and directors	4	1,710	71	1,710
Stock Options—Non-employee	592	917	592	917
Restricted Stock, unvested	10	3	10	3
Restricted Stock Units, unvested	1,058	1,294	1,140	1,324

	1,664	3,924	1,813	3,954

6. Commitments and Contingencies:

As of June 30, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The

Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On July 9, 2013, Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriter defendants were dismissed from the lawsuit styled In Re Thornburg Mortgage, Inc. Securities Litigation alleging material misrepresentations and omissions in securities offerings by Thornburg Mortgage Inc. between May 2007 and January 2008. The 10th Circuit Court of Appeals affirmed the United States District Court for the District of New Mexico’s dismissal and concluded that there had been no misrepresentations or omissions in the three remaining offerings still at issue (May 2007, June 2007 and September 2007 (the two offerings in January 2008 were previously dismissed with prejudice)). The time has expired for plaintiffs to file a petition for rehearing en banc to the Court of Appeals.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On

December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument has been scheduled for September 26, 2013.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases, all currently pending in the Southern District of Florida, are captioned: Martin J. Fuller v. Imperial Holdings, Inc., et al.; City of Roseville Employees Retirement System v. Imperial Holdings, et al.; Sauer v. Imperial Holdings, et al.; and Pondick v. Imperial Holdings, et al. The complaints allege claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. Imperial has assumed its contractual obligation to indemnify the underwriters. As of July 31, 2013, Imperial and all other relevant parties, including FBRCM, executed a final settlement and release agreement to settle the class action lawsuits with no direct contribution from FBRCM; all appropriate motions for preliminary court approval of the class-action settlement are expected to be filed in the third quarter of 2013.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of June 30, 2013.

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

7. Shareholders’ Equity:

Share Repurchases

During the three and six months ended June 30, 2013, the Company repurchased 150,064 shares and 715,537 shares, respectively, of its common stock primarily in privately negotiated or open market transactions at weighted average share prices of $20.95 per share and $17.17 per share, respectively, for a total cost, including transaction costs, of $3,144 and $12,284, respectively. As of June 30, 2013, the Company has remaining authority to repurchase 777,712 additional shares.

During the three and six months ended June 30, 2012, in privately negotiated or open market transactions the Company repurchased 369,644 and 494,519 shares, respectively, of its common stock at weighted average share prices of $11.00 and $10.84 per share, respectively, for a total cost, including transaction costs, of $4,081 and $5,354, respectively.

In June 2012, the Company completed a tender offer to repurchase shares of its stock. Pursuant to the modified “Dutch auction” tender offer, the Company repurchased 1,276,750 shares of its common stock at a weighted average share price of $11.00 per share for a total cost, including transaction costs, of $14,202.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2013, the Company recognized compensation expense of $83 and $163, respectively. For the three and six months ended June 30, 2012, the Company recognized compensation (credit) expense of $(2) and $86, respectively

Stock Compensation Plans

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$115	$396	$333	$797
Restricted shares	$15	$104	$20	$130
RSUs	$1,975	$1,338	$3,511	$2,688

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	10,421	56,737	—	10,421	686,911
Grant date fair value per share	$—	$24.23	$20.01	$—	$24.23	$17.53

Included in the RSUs granted during the six months ended June 30, 2013 are 375,000 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For these awards, the performance goal will be met at (1) a 100% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 7% compound annual growth rate over the three year period beginning on April 1, 2013 (the “performance period”), (2) a 50% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 4% compound annual growth over the performance period and (3) a proportional rate between 50% and 100% in the event that the combined net worth of the Company, measured on a per share basis has increased by an amount between 4% and 7% compound annual growth over the performance period.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2013
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$287	$238	$17,128
Unvested awards	266,680	10,421	1,845,118
Weighted average vesting period	0.65 years	0.93 years	2.38 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the six months ended June 30, 2013, the Company granted 127,978 such RSUs with an aggregate fair value upon grant date of $2,099. There were no comparable grants in 2012.

8. Related Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P. (together with its affiliates, “Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2013 and 2012, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 32,432 and 61,225 options, respectively, to Crestview Advisors, L.L.C. valued at $270 and $240, respectively. During the three and six months ended June 30, 2013, the Company recognized $250 and $500, respectively, of expense associated with this agreement. During the three and six months ended June 30, 2012, the Company recognized $250 and $500, respectively, of expense associated with this agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$4,157	$—	$8,290
Gain on sale of assets, net	2,582	—	3,430	—
Expenses	215	3,954	223	7,599

Income from discontinued operations before income taxes	2,367	203	3,207	691
Income tax provision	51	19	85	35

Income from discontinued operations, net of taxes	$2,316	$184	$3,122	$656

For the three and six months ended June 30, 2013, the Company’s net income from discontinued operations was primarily the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The Company’s 2012 results from discontinued operations during the period prior to October 2012 reflect the activities of our former fee-based asset management operations. In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19,692 representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price as calculated on the first anniversary of the closing. As of June 30, 2013, the Company has valued this contingent payment at $13,375. This value reflects an approximate 15% discount to the assets under management at June 30, 2013 and is recorded as a receivable on the Company’s balance sheet. The value recorded is based on the Company’s consideration of various factors outside of its control that can have a significant effect on the value of prospective assets under management, including, for example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction. The Company will continue to monitor the value of the assets under management and adjust the corresponding value of this receivable through the first anniversary of the closing.

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

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended June 30, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$52,037	$—	$52,037
Institutional brokerage	13,122	—	13,122
Net investment income	—	1,209	1,209
Net interest income, dividends and other	442	432	874

Total	65,601	1,641	67,242

Operating Expenses:
Variable	29,464	108	29,572
Fixed	22,666	372	23,038

Total	52,130	480	52,610

Pre-tax income	$13,471	$1,161	$14,632

Compensation and benefits:
Variable	$25,002	$106	$25,108
Fixed	12,563	252	12,815

Total	$37,565	$358	$37,923

	Three Months Ended June 30, 2012
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$18,959	$0	$0	$18,959
Institutional brokerage	12,320	0	0	12,320
Net investment income	0	1,090	0	1,090
Net interest income, dividends and other	1,186	177	0	1,363

Total	32,465	1,267	0	33,732

Operating Expenses:
Variable	8,783	(1)	7	8,789
Fixed	24,164	100	357	24,621

Total	32,947	99	364	33,410

Pre-tax income (loss)	$(482)	$1,168	$(364)	$322

Compensation and benefits:
Variable	$3,091	$(2)	$2	$3,091
Fixed	13,566	39	184	13,789

Total	$16,657	$37	$186	$16,880

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Six Months Ended June 30, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$153,327	$—	$153,327
Institutional brokerage	26,827	—	26,827
Net investment income	—	3,307	3,307
Net interest income, dividends and other	970	737	1,707

Total	181,124	4,044	185,168

Operating Expenses:
Variable	86,780	758	87,538
Fixed	46,377	714	47,091

Total	133,157	1,472	134,629

Pre-tax income	$47,967	$2,572	$50,539

Compensation and benefits:
Variable	$77,788	$756	$78,544
Fixed	25,302	488	25,790

Total	$103,090	$1,244	$104,334

	Six Months Ended June 30, 2012
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$35,139	$0	$0	$35,139
Institutional brokerage	28,372	0	0	28,372
Net investment income	0	2,991	0	2,991
Net interest income, dividends and other	1,649	526	0	2,175

Total	65,160	3,517	0	68,677

Operating Expenses:
Variable	16,673	115	20	16,808
Fixed	50,627	188	759	51,574

Total	67,300	303	779	68,382

Pre-tax income (loss)	$(2,140)	$3,214	$(779)	$295

Compensation and benefits:
Variable	$5,465	$113	$11	$5,589
Fixed	28,664	85	390	29,139

Total	$34,129	$198	$401	$34,728

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

11. Recent Accounting Pronouncements:

In December 2011, the FASB amended its guidance for disclosure of assets and liabilities netted for financial statement purposes. This guidance was subsequently amended in January 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. These amendments are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with current standards or subject to an enforceable master netting arrangement or similar agreement. The disclosure enhancements include providing in the notes to the financial statements the gross assets and gross liabilities recognized on the balance sheet, those amounts netted in accordance with current standards, those net positions subject to an enforceable master netting arrangement or similar agreement, and the net positions presented on the balance sheet. This information should be presented in a tabular format. This amendment became effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual reporting periods. The adoption of this guidance did not have any effect on our disclosures, financial condition, results of operations or cash flows.

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

Business Environment

U.S. equity markets continued their overall strong performance in the second quarter of 2013. Equity indices were largely up during the quarter despite increased volatility in June. Despite this investment performance and positive fund flows, equity trading volumes continued their multi-year trend lower which maintained pressure on trading businesses. Increases in capital raised in the equity capital markets as well as transaction volume through the first six months of 2013 are indicative of improved market conditions compared to the first half of last year.

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

From an economic perspective, the U.S. housing market continued to demonstrate signs of recovery with prices up during the first half of the year in most markets and with the supply of homes for sale at recent historical lows. These conditions have provided a favorable environment for a broad range of industries and companies that will benefit from a sustained recovery in the housing market.

Much of the improvement in this market can be traced to the Federal Reserve’s continuing commitment to purchase over $1 trillion in mortgage securities annually. Any change of intent by the Federal Reserve will likely have a significant impact on both fixed income and equity markets. The scope of this market support is unprecedented, and during the second quarter the market demonstrated what may happen to interest rates and equity prices when the Federal Reserve pulls back this support. Based on comments from Federal Reserve officials regarding the potential tapering of mortgage securities purchases, interest rates rose by more than 50 basis points in the quarter and yield sensitive equities sold off significantly. Similar concerns regarding interest rates have led investors out of bond mutual funds during the quarter, with weekly bond fund outflows reaching historically high levels by the end of June.

During the first half of the year, the reality surrounding debt-challenged European economies was highlighted again by the negotiation of the Cyprus bailout. Markets overall remain exposed to risks from a European economy in recession and its undercapitalized banking system. These risks coupled with a tepid jobs recovery in the U.S. and the overhang of continuing regulatory changes are giving investors reasons to remain cautious even with strong recent equity market performance.

Executive Summary

For the second quarter of 2013, our total revenues from continuing operations were $67.2 million, our pre-tax income was $14.6 million and our net income from continuing operations, reflecting a $29.6 million income tax benefit, was $44.2 million, compared to total revenues from continuing operations of $33.7 million, and pre-tax income and net income of $0.3 million in the second quarter of 2012. In addition, during the second quarter of 2013, our income from discontinued operations, net of taxes, was $2.3 million compared to income from discontinued operations, net of taxes, of $0.2 million for the second quarter of 2012. Our net income, including discontinued operations, was $46.5 million in 2013 compared to $0.5 million in 2012.

The $29.6 million income tax benefit recognized in the second quarter of 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year projected taxable income. The valuation allowance reversal was recognized based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

For the six months ended June 30, 2013, our total revenues from continuing operations were $185.2 million, our pre-tax income was $50.5 million and our net income from continuing operations, reflecting a $28.1 million income tax benefit, was $78.7 million, compared to total revenues from continuing operations of $68.7 million, and pre-tax income and net income from continuing operations of $0.3 million for the six months ended June 30, 2012. In addition, for the six months ended June 30, 2013, our income from discontinued operations, net of taxes, was $3.1 million compared to income from discontinued operations, net of taxes, of $0.7 million for the six months ended June 30, 2012. Our net income, including discontinued operations, was $81.8 million in the first half of 2013 compared to $0.9 million in the first half of 2012.

Consistent with the discussion above, the $28.1 million income tax benefit recognized in the six months ended June 30, 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year projected taxable income.

The improvement in our operating results in both the three and six months ended June 30, 2013 compared to 2012 was primarily due to increases in investment banking revenue of $33.1 million and $118.2 million, respectively, in 2013 compared to 2012. Our second quarter 2013 investment banking revenue totaled $52.0 million compared to $19.0 million in 2012. Our investment banking revenue through June 30, 2013 was $153.3 million compared to $35.1 million through June 30, 2012. Our 2013 investment banking revenue included $120.7 million in capital raising revenue from five sole-managed institutional private placements.

Our institutional brokerage revenue was $13.1 million in the second quarter of 2013 and $26.8 million for the six months ended June 30, 2013, compared to $12.3 million in the second quarter of 2012 and $28.4 million for the six months ended June 30, 2012. In addition, we generated $1.2 million of net investment income from principal investing in the second quarter of 2013 and $3.3 million for the six months ended June 30, 2013, compared to $1.1 million in the second quarter of 2012 and $3.0 million for the six months ended June 30, 2012.

Although our total expenses increased 57.5% to $52.6 million and 96.8% to $134.6 million in the three and six months ended June 30, 2013, respectively, compared to $33.4 million and $68.4 million in the three and six months ended June 30, 2012, respectively, the increases are due entirely to the increases in our revenues and related increases in variable costs. Specifically, our variable costs increased $20.8 million to $29.6 million in the second quarter of 2013 from $8.8 million in 2012 while our fixed costs decreased $1.6 million to $23.0 million in 2013 from $24.6 million in 2012. In addition, for the six months ended June 30, 2013, our variable costs increased $70.7 million to $87.5 million from $16.8 million in 2012 while our fixed costs decreased $4.5 million to $47.1 million in 2013 from $51.6 million in 2012. Our results in both 2013 and 2012, reflect the impact of the restructuring activities that we initiated in the fourth quarter of 2011 and the resulting reductions to our fixed costs that we began to realize in the first quarter of 2012.

The following is an analysis of our operating results by segment for the three and six months ended June 30, 2013 and 2012.

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

	Three Months Ended June 30,
	2013	2012
Revenues:
Investment banking	$52,037	$18,959
Institutional brokerage	13,122	12,320
Net interest income, dividends and other	442	1,186

Total	65,601	32,465

Operating Expenses:
Variable	29,464	8,783
Fixed	22,666	24,164

Total(1)	52,130	32,947

Pre-tax income (loss)	$13,471	$(482)

(1)	For the three months ended June 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $5,725 and $6,311, respectively.

The pre-tax income from our capital markets segment increased to $13.5 million for the second quarter of 2013 from a pre-tax loss of $0.5 million for the second quarter of 2012. The improvement in our pre-tax results is primarily attributable to a $33.1 million increase in investment banking revenue in 2013. Variable expenses, including $25.0 million of variable compensation, increased to $29.5 million in 2013 from $8.8 million in 2012 as a result of the increase in revenues. Our total compensation as a percentage of revenues in this segment was 57.3% in 2013 compared to 51.3% in 2012. Fixed expenses decreased $1.5 million, or 6.2%, in 2013 as a result of a reduction in fixed compensation and the impact of non-compensation cost reduction initiatives, in particular related to occupancy and equipment and market data and communications. The decrease in fixed compensation reflects the impact of changes in certain compensation arrangements that reduced our fixed compensation, but are offset by increased variable compensation.

Investment banking revenues increased $33.1 million to $52.0 million during the second quarter of 2013 from $19.0 million during the second quarter of 2012. Our second quarter 2013 investment banking revenue was generated from 16 client engagements representing a range of private and public transactions across the industry groups that we cover. Included in those transactions and representing $39.7 million of our capital raising revenue were three sole-managed institutional private placements.

Our institutional brokerage revenues increased $0.8 million to $13.1 million for the second quarter of 2013 from $12.3 million for the second quarter of 2012. This increase in our brokerage revenue reflects the addition of new client relationships and gains in market share from existing clients. Factors such as the increase in capital raising transactions in 2013 as well as our continued investment in research have contributed to this increase.

	Six Months Ended June 30,
	2013	2012
Revenues:
Investment banking	$153,327	$35,139
Institutional brokerage	26,827	28,372
Net interest income, dividends and other	970	1,649

Total	181,124	65,160

Operating Expenses:
Variable	86,780	16,673
Fixed	46,377	50,627

Total(1)	133,157	67,300

Pre-tax income (loss)	$47,967	$(2,140)

(1)	For the six months ended June 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $12,857 and $12,865, respectively.

The pre-tax income from our capital markets segment increased to $48.0 million for the six months ended June 30, 2013 from a pre-tax loss of $2.1 million for the six months ended June 30, 2012. The improvement in our pre-tax results is primarily attributable to a $118.2 million increase in investment banking revenue in 2013. Variable expenses, including $77.8 million of variable compensation, increased to $86.8 million in 2013 from $16.7 million in 2012 as a result of the increase in revenues. Our total compensation as a percentage of revenues in this segment was 56.9% in 2013 compared to 52.4% in 2012. Fixed expenses decreased $4.2 million, or 8.3%, in 2013 as a result of a reduction in fixed compensation and the impact of non-compensation cost reduction initiatives, in particular related to occupancy and equipment and market data and communications. The decrease in fixed compensation reflects the impact of changes in certain compensation arrangements that reduced our fixed compensation, but are offset by increased variable compensation.

Investment banking revenues increased $118.2 million to $153.3 million during the first half of 2013 from $35.1 million during 2012. Our investment banking revenue in 2013 was generated from 34 client transactions with contributions from each of the Company’s industry groups. Included in those transactions and representing $120.7 million of our capital raising revenue were five sole-managed institutional private placements. One of these private placements, representing $38.3 million of that revenue was executed in the second quarter of 2012; however the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

Our institutional brokerage revenues decreased $1.5 million to $26.8 million for the six months ended June 30, 2013 from $28.4 million for the six months ended June 30, 2012. This decrease in revenue is primarily due to lower market volatility during the first half of 2013 compared to 2012 resulting in lower equity-linked product revenues in the current year compared to 2012.

Principal Investing

As of June 30, 2013, our principal investing activity consists of investments in merchant banking and other equity investments, investment funds and corporate debt investments. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2013	2012
Revenues:
Net investment income	$1,209	$1,090
Net interest income, dividends and other	432	177

Total	1,641	1,267

Operating Expenses:
Variable	108	(1)
Fixed	372	100

Total(1)	480	99

Pre-tax income	$1,161	$1,168

(1)	For the three months ended June 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $111 and $77, respectively.

The pre-tax income from our principal investing segment was unchanged at $1.2 million for the second quarter of 2013 compared to the second quarter of 2012. Although our total revenues increased to $1.6 million in 2013 from $1.3 million in 2012, higher direct costs as well as allocated costs in 2013 resulted in comparable pre-tax income levels in both periods. Net investment income for the second quarter of 2013 includes $0.9 million of net unrealized gains from investment funds and $0.3 million of net realized and unrealized gains from trading securities held for investment purposes. There were no significant realized gains in the second quarter of 2013. Our 2012 net investment income includes net unrealized gains of $0.4 million on trading securities held for investment purposes and net realized gains of $0.7 million on such trading securities sold during the period.

	Six Months Ended June 30,
	2013	2012
Revenues:
Net investment income	$3,307	$2,991
Net interest income, dividends and other	737	526

Total	4,044	3,517

Operating Expenses:
Variable	758	115
Fixed	714	188

Total(1)	1,472	303

Pre-tax income	$2,572	$3,214

(1)	For the six months ended June 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $249 and $169, respectively.

The pre-tax income from our principal investing segment decreased to $2.6 million for the six months ended June 30, 2013 from $3.2 million for the six months ended June 30, 2012. The decrease in our pre-tax income was due to higher direct costs as well as allocated costs in 2013 compared to 2012 as our total revenues increased to

$4.0 million in 2013 from $3.5 million in 2012. Net investment income for the six months ended June 30, 2013 includes $2.2 million of net unrealized gains from investment funds, $1.6 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. There were no significant realized gains in the first six months of 2013. Our 2012 net investment income includes net unrealized gains of $0.9 million on trading securities held for investment purposes and net realized gains of $2.1 million on such trading securities sold during the period.

Investments

The total value of our investment portfolio was $81.0 million as of June 30, 2013. Of this total, $5.7 million was held in non-public investments recorded at cost, $46.6 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $28.7 million was held in non-registered investment funds that primarily invest in fixed income securities.

The following table provides additional detail regarding our merchant banking and other long-term investments as of June 30, 2013 (dollars in thousands):

	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
Oil and Gas Equipment Manufacturer (Note)	n/a	5,000
Other	n/a	681

Total		$5,681
Marketable and non-public equity securities and warrants, at fair value		46,550
Investment funds, at fair value		28,733

Total investments		$80,964

Discontinued Operations

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its asset management operations as discontinued operations. The results related to the asset management operations reflected in the consolidated statements of operations are presented in the following table (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$—	$4,157	$—	$8,290
Gain on sale of assets, net	2,582	—	3,430	—
Expenses	215	3,954	223	7,599

Income from discontinued operations before income taxes	2,367	203	3,207	691
Income tax provision	51	19	85	35

Income from discontinued operations, net of taxes	$2,316	$184	$3,122	$656

For the three and six months ended June 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The 2012 results from discontinued operations during the period prior to October 2012 reflect the activities of our former fee-based asset management operations. In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19.7 million representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price as calculated on the first anniversary of the closing. As of June 30, 2013, the Company has valued this contingent payment at $13.4 million. This value reflects an approximate 15% discount to the assets under management at June 30, 2013 and is recorded as a receivable on the Company’s balance sheet. The value recorded is based on the Company’s consideration of various factors outside of its control that can have a significant effect on the value of prospective assets under management, including, for example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction. The Company will continue to monitor the value of the assets under management and adjust the corresponding value of this receivable through the first anniversary of the closing.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

We generated net income of $46.5 million in the second quarter of 2013 compared to $0.5 million in the second quarter of 2012. This increase in net income was primarily the result of a $33.1 million increase in investment banking revenue in 2013 compared to 2012 and a $29.6 million tax benefit, reflecting the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets, recognized in the second quarter of 2013.

Pre-tax income in our capital markets segment increased to $13.5 million during the second quarter of 2013 from a pre-tax loss of $0.5 million during the second quarter of 2012. This increase in pre-tax income is due primarily to the increase in investment banking revenue discussed above. Pre-tax income from our principal investing segment was $1.2 million in both 2013 and 2012. Our net income for the second quarter of 2013 also includes $2.3 million of net income from discontinued operations compared to $0.2 million in 2012.

Revenues

Our revenues increased 99.4% to $67.2 million during the second quarter of 2013 from $33.7 million during the second quarter of 2012 due to the changes in revenues discussed below.

Capital raising revenues increased 192.9% to $49.2 million in the second quarter of 2013 from $16.8 million in the second quarter of 2012. In the second quarter of 2013, we completed 12 client engagements, representing a range of private and public transactions, including three sole-managed private placements that generated $39.7 million of revenue in the period. In the second quarter of 2012, we completed eight capital raising transactions, including two sole-managed private placements, however the size of these transactions completed in 2012 was not comparable to the transactions completed in 2013.

Advisory revenues increased 38.1% to $2.9 million in the second quarter of 2013 from $2.1 million in the second quarter of 2012. We completed four M&A and advisory assignments in the second quarters of both 2013 and 2012.

Institutional brokerage revenues from agency commissions and principal transactions increased 6.5% to $13.1 million in the second quarter of 2013 from $12.3 million in the second quarter of 2012. This increase in our brokerage revenue reflects the addition of new client relationships and gains in market share from existing clients. Factors such as the increase in capital raising transactions in 2013 as well as our continued investment in research have contributed to this increase.

Net investment income increased 9.1% to $1.2 million in the second quarter of 2013 from $1.1 million in the second quarter of 2012. Net investment income for the second quarter of 2013 includes $0.9 million of net unrealized gains from investment funds and $0.3 million of net realized and unrealized gains from trading securities held for investment purposes. There were no significant realized gains in the second quarter of 2013. Our 2012 net investment income includes net unrealized gains of $0.4 million on trading securities held for investment purposes and net realized gains of $0.7 million on such trading securities sold during the period.

Net interest income, dividends and other revenues decreased 35.7% to $0.9 million in the second quarter of 2013 from $1.4 million in second quarter of 2012. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investing activities. The decrease in 2013 revenue was the result of differences in our trading desk and investment positions in these periods.

Expenses

Total expenses increased 57.5% to $52.6 million in the second quarter of 2013 from $33.4 million in the second quarter of 2012. The increase was caused by the changes in expenses discussed below.

Compensation and benefits expenses increased 124.3% to $37.9 million in the second quarter of 2013 from $16.9 million in the second quarter of 2012 as a result of a $22.0 million increase in variable compensation. The increase in variable compensation during the second quarter of 2013 was due to the significant increase in investment banking revenue. This increase was partially offset by a $1.0 million decrease in fixed compensation during the second quarter of 2013. The Company’s compensation and benefits expenses were 56% of total revenue during the second quarter of 2013 compared to 50% in the second quarter of 2012.

Professional services expenses decreased 10.5% to $3.4 million in the second quarter of 2013 from $3.8 million in the second quarter of 2012 primarily due to the net effects of reductions in corporate legal costs in 2013 offset by an increase in recruiting costs.

Business development expenses increased 8.3% to $2.6 million in the second quarter of 2013 from $2.4 million in the second quarter of 2012. The increase in these costs is primarily due to increased travel costs related to overall business development activities offset by a small decrease in costs related to investment banking transactions. Despite the increase in investment banking revenue, the related travel costs were largely unchanged during 2013 compared to 2012 based on differences in the nature of the transactions in the two periods.

Clearing and brokerage fees decreased 31.6% to $1.3 million in the second quarter of 2013 from $1.9 million in the second quarter of 2012. The decrease is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs as well as a lower volume of trading activity in equity-linked products.

Occupancy and equipment expenses decreased 11.4% to $3.1 million in the second quarter of 2013 from $3.5 million in the second quarter of 2012. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space.

Communications expenses decreased 9.7% to $2.8 million in the second quarter of 2013 from $3.1 million in the second quarter of 2012. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives.

Other operating expenses decreased 21.1% to $1.5 million in the second quarter of 2013 from $1.9 million in the second quarter of 2012. The decrease in expenses is primarily due to the recognition of a $0.5 million bad debt expense in 2012 that is not comparable to 2013.

We recognized a tax benefit of $29.6 million in the second quarter of 2013 compared to a $15 thousand tax provision in the second quarter of 2012. As described below, our 2013 tax benefit reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year projected taxable income.

The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rate for the second quarter of 2013 was (202.2)%. This tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal. The Company’s effective tax rate for the second quarter of 2012 was 4.7%. This tax rate differed from statutory tax rates primarily due to the effects of the full valuation allowance on the Company’s net deferred tax assets at that time. The annual estimated effective tax rate for three months ended June 30, 2012 also incorporated the benefit of net operating losses expected to be utilized during 2012. The Company believes there is potential for volatility in its effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of June 30, 2013, the Company’s valuation allowance relates primarily to capital loss carryforwards and other-than-temporary investment write downs. In addition, the Company maintains a valuation allowance for net operating loss carryforwards that are projected to be utilized during the remainder of 2013 and are incorporated into the Company’s effective tax rate. The Company’s remaining valuation allowance as of June 30, 2013 is approximately $26.3 million.

Discontinued Operations

Income from discontinued operations, net of taxes, increased to $2.3 million in the second quarter of 2013 compared to $0.2 million in the second quarter of 2012. For the three months ended June 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The 2012 results from discontinued operations during the period prior to the completion of the sale of the FBR Funds in October 2012 reflect the activities of our former fee-based asset management operations.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

We recognized net income of $81.8 million in the first six months of 2013 compared to a net income of $0.9 million in the first six months of 2012. This increase in net income was primarily the result of a $118.2 million increase in investment banking revenue in 2013 compared to 2012 and a $28.1 million tax benefit, reflecting the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets, recognized in the first six months of 2013.

The pre-tax income in our capital markets segment increased to $48.0 million during the first six months of 2013 from a loss of $2.1 million during the first six months of 2012. This increase in pre-tax income is due primarily to the increase in investment banking revenue discussed above. Offsetting this increase was a $0.6 million decrease in pre-tax income from our principal investing segment to $2.6 million in 2013 from $3.2 million in 2012. This decrease in pre-tax income is due to an increase in direct costs as well as allocated costs in 2013 compared to 2012. Our 2013 net income also includes $3.1 million of net income from discontinued operations compared to $0.7 million in 2012.

Revenues

Our revenues increased 169.6% to $185.2 million during the first six months of 2013 from $68.7 million during the first six months of 2012 due to the changes in revenues discussed below.

Capital raising revenues increased 380.3% to $148.9 million in the first six months of 2013 from $31.0 million in the first six months of 2012. In the first six months of 2013, we completed 26 client engagements with contributions from each of the Company’s industry groups, including five sole-managed private placements that generated $120.7 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013. In the first six months of 2012, we completed two book-run initial public offerings and four sole-managed private placements, however the size of these transactions completed in 2012 was not comparable to the transactions completed in 2013.

Advisory revenues increased 9.8% to $4.5 million in the first six months of 2013 from $4.1 million in the first six months of 2012. We completed eight assignments in the first six months of 2013 compared to ten assignments in the first six months of 2012.

Institutional brokerage revenues from agency commissions and principal transactions decreased 5.6% to $26.8 million in the first six months of 2013 from $28.4 million in the first six months of 2012. This decrease in revenue is primarily due to lower market volatility during the first half of 2013 compared to 2012 resulting in lower equity-linked product revenues in the current year compared to 2012.

Net investment income increased 10% to $3.3 million in the first six months of 2013 from $3.0 million in the first six months of 2012. Net investment income for the six months ended June 30, 2013 includes $2.2 million of net unrealized gains from investment funds, $1.6 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. There were no significant realized gains in the first six months of 2013. Our 2012 net investment income includes net unrealized gains of $0.9 million on trading securities held for investment purposes and net realized gains of $2.1 million on such trading securities sold during the period.

Interest income, dividends and other revenues decreased 22.7% to $1.7 million in the first six months of 2013 from $2.2 million in the first six months of 2012. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investing activities. The decrease in 2013 revenue was the result of differences in our trading desk and investment positions in these periods.

Expenses

Total expenses increased 96.8% to $134.6 million in the first six months of 2013 from $68.4 million in the first six months of 2012. This increase was caused by the changes in expenses described below.

Compensation and benefits expenses increased 200.6% to $104.3 million in the first six months of 2013 from $34.7 million in the first six months of 2012 as a result of a $73.0 million increase in variable compensation. The increase in variable compensation during 2013 was due to the significant increase in investment banking revenue. This increase was partially offset by a $3.3 million decrease in fixed compensation during 2013. The Company’s compensation and benefits expenses were 56% of total revenue during the first six months of 2013 compared to 51% in the first half of 2012.

Professional services expenses increased 3% to $6.8 million in the first six months of 2013 from $6.6 million in the first six months of 2012 primarily due to increased recruiting costs incurred in 2013.

Business development expenses decreased 6% to $4.7 million in the first six months of 2013 from $5.0 million in the first six months of 2012. This decrease is the result of reductions in travel costs related to investment banking transactions offset by a small increase in travel costs related to overall business development activities. Despite the increase in investment banking revenue, related travel costs decreased by $0.5 million in 2013 compared to 2012 based on differences in the nature of the transactions in the two periods.

Clearing and brokerage fees decreased 32.6% to $2.9 million in the first six months of 2013 from $4.3 million in the first six months of 2012. The decrease is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs as well as a lower volume of trading activity in equity-linked products.

Occupancy and equipment expenses decreased 14.7% to $6.4 million in the first six months of 2013 from $7.5 million in the first six months of 2012. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space.

Communications expenses decreased 13.6% to $5.7 million in the first six months of 2013 from $6.6 million in the first six months of 2012. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives.

Other operating expenses increased 2.8% to $3.7 million in the first six months of 2013 from $3.6 million in the first six months of 2012. The increase in these expenses is primarily due to increased SIPC charges in 2013 as a result of increased revenues. In addition, the change includes the net effects of the recognition of approximately $0.7 million of bad debt expenses in 2012 that are not comparable to 2013 amounts, partially offset by a $0.5 million charge related to an arbitration settlement in 2013 that is not comparable to 2012 amounts.

We recognized a tax benefit of $28.1 million in the first six months of 2013 compared to a $22 thousand tax provision in the first six months of 2012. As described below, our 2013 tax benefit reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year projected taxable income.

The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rate for the first six months of 2013 was (55.7)%. This tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal. The Company’s effective tax rate for the first six months of 2012 was 7.5%. This tax rate differed from statutory tax rates primarily due to the effects of the full valuation allowance on the Company’s net deferred tax assets at that time. The annual estimated effective tax rate for six months ended June 30, 2012 also incorporated the benefit of net operating losses expected to be utilized during 2012. The Company believes there is potential for volatility in its effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of June 30, 2013, the Company’s valuation allowance relates primarily to capital loss carryforwards and other-than-temporary investment write downs. In addition, the Company maintains a valuation allowance for net operating loss carryforwards that are projected to be utilized during the remainder of 2013 and are incorporated into the Company’s effective tax rate. The Company’s remaining valuation allowance as of June 30, 2013 is approximately $26.3 million.

Discontinued Operations

Income from discontinued operations, net of taxes, was $3.1 million for the six months ended June 30, 2013 compared to $0.7 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The 2012 results from discontinued operations during the period prior to the completion of the sale of the FBR Funds in October 2012 reflect the activities of our former fee-based asset management operations.

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

Cash Flows

As of June 30, 2013, our cash and cash equivalents totaled $226.7 million representing a net increase of $51.8 million for the first six months of 2013. The increase is attributable to cash provided by operating activities of $83.2 million, which resulted primarily from operating income during the period. Cash provided by operating activities was offset by $20.9 million of cash used in investing activities and $10.5 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $83.2 million during the first six months of 2013, compares to $21.5 million of cash provided by operating activities during the first six months of 2012. The cash provided by operating activities during 2013 reflects our cash operating income during the period and the impact of a $45.8 million increase related to accrued compensation. This 2013 activity was offset by increases in customer receivables and decreases in payables that total $7.2 million as well as $6.6 million of cash used on our trading desk positions. The cash provided by operating activities during the first six months of 2012 reflects our net operating income for the period, decreases in our trading positions and the net change in our due to/from brokers, dealers and clearing organizations balances.

Net cash used in investing activities of $20.9 million during the first six months of 2013 compares to net cash provided by investing activities of $7.3 million during the first half of 2012. The $20.9 million used in 2013 reflects principal investments purchased during the period, including $9.1 million of investment funds and $20.3 million of trading securities, offset by proceeds from securities sold during the period. The $7.3 million provided by investing activities in the first six months of 2012 included $7.6 million of net sales of principal investments during the period.

Net cash used in financing activities of $10.5 million during the first six months of 2013 compares to $19.1 million used during the first half of 2012. The 2013 activity primarily represents the repurchase of 0.7 million shares of our common stock for $12.3 million. The 2012 activity primarily represents the repurchase of 1.8 million shares of our common stock for $19.6 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $226.7 million at June 30, 2013) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At June 30, 2013, we had no outstanding borrowings.

Assets

As of June 30, 2013, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables, and investments carried at cost. As of June 30, 2013 and December 31, 2012, our liquid assets consisted primarily of cash and cash equivalents of $226.7 million and $174.9 million, respectively.

The increase in our total assets to $456.7 million as of June 30, 2013 compared to $333.4 million as of December 31, 2012 was primarily the result of a $51.8 million increase in cash and cash equivalents discussed previously and a $29.8 million increase in deferred tax assets due to the release of a significant component of the valuation allowance that had been recorded against our deferred tax assets. In addition, the increase in our total assets includes a $21.0 million increase in due from brokers, dealers and clearing organizations, a $17.9 million increase in financial instruments at fair value and a $7.7 million increase in customer and other receivables.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. An increase in unsettled credit and options sales transactions was the primary reason for the increase in the receivable from brokers, dealers and clearing organizations as of June 30, 2013. Such credit transactions include corporate bond and syndicated loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $25.7 million and $24.3 million, respectively, as of June 30, 2013 compared to $3.8 million and $3.7 million, respectively, as of December 31, 2012. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2013, our $81.0 million of investments primarily consisted of investments in marketable equity securities, investment funds, non-public equity securities and corporate debt investments. These investments are funded in cash and are not financed with debt.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2013, FBRCM had total regulatory net capital of $109.4 million, which exceeded its required net capital of $4.9 million by $104.5 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the six months ended June 30, 2013, we repurchased 0.7 million shares of our common stock primarily in privately negotiated or open market transactions at weighted average share prices of $17.17 per share, for a total cost, including transaction costs, of $12.3 million. As of June 30, 2013, we have remaining authority to repurchase up to 0.8 million additional shares.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at June 30, 2013 was approximately $243 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the six months ended June 30, 2013. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the six months ended June 30, 2013 was net gains of $73 thousand. Over the same period, the worst one-day trading revenues were net gains of $33 thousand which is $276 thousand less than the daily trading loss implied by the average one-day VaR for the six months ended June 30, 2013.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2013. The fair value of the $20.3 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $22.3 million and $18.3 million, respectively, and the fair value of the $43.2 million of other equity investments would increase or decrease to $47.5 million and $38.9 million, respectively.

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

Credit Risk. Our broker-dealer subsidiary clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2013 and December 31, 2012, we have recorded no liabilities with regard to this right. During the three and six months ended June 30, 2013 and 2012, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2013, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On July 9, 2013, Friedman, Billings, Ramsey & Co., Inc. (now FBRCM) and eight other underwriter defendants were dismissed from the lawsuit styled In Re Thornburg Mortgage, Inc. Securities Litigation alleging material misrepresentations and omissions in securities offerings by Thornburg Mortgage Inc. between May 2007 and January 2008. The 10th Circuit Court of Appeals affirmed the United States District Court for the District of New Mexico’s dismissal and concluded that there had been no misrepresentations or omissions in the three remaining offerings still at issue (May 2007, June 2007 and September 2007 (the two offerings in January 2008 were previously dismissed with prejudice)). The time has expired for plaintiffs to file a petition for rehearing en banc to the Court of Appeals.

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

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument has been scheduled for September 26, 2013.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases, all currently pending in the Southern District of Florida, are captioned: Martin J. Fuller v. Imperial Holdings, Inc., et al.; City of Roseville Employees Retirement System v. Imperial Holdings, et al.; Sauer v. Imperial Holdings, et al.; and Pondick v. Imperial Holdings, et al. The complaints allege claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. Imperial has assumed its contractual obligation to indemnify the underwriters. As of July 31, 2013, Imperial and all other relevant parties, including FBRCM, executed a final settlement and release agreement to settle the class action lawsuits with no direct contribution from FBRCM; all appropriate motions for preliminary court approval of the class-action settlement are expected to be filed in the third quarter of 2013.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of June 30, 2013.

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

As of June 30, 2013, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	150,000		$20.47	150,000	777,712
May 1 to May 31, 2013	—		—	—	777,712
June 1 to June 30, 2013	64	(1)	23.10	—	777,712

Total	150,064		$20.47	150,000	777,712

(1)	In May 2013, the Company announced a tender offer to repurchase up to 1,250,000 shares of its stock at a price between $22.50 and $23.50 per share. Pursuant to this offer, on June 19, 2013, the Company repurchased 64 shares of its common stock at a price of $23.50 per share through a modified “Dutch auction.”

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.01	Amended and Restated Bylaws of FBR & Co., dated April 23, 2013.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: August 9, 2013	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2013	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)