Form 10-Q
period 2013-09-30
FBR & Co.
filed 2013-11-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2013 was 11,332,252 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$201,722	$174,925
Receivables:
Due from brokers, dealers and clearing organizations	19,800	4,670
Customers	11,337	2,579
Other	18,154	10,902
Financial instruments owned, at fair value	140,531	121,404
Other investments, at cost	5,681	8,388
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	3,110	3,693
Deferred tax assets, net of valuation allowance	29,975	—
Prepaid expenses and other assets	5,259	6,883

Total assets	$435,569	$333,444

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$33,020	$56,929
Accrued compensation and benefits	63,273	19,075
Accounts payable, accrued expenses and other liabilities	14,447	13,878
Due to brokers, dealers and clearing organizations	18,296	3,698

Total liabilities	129,036	93,580

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 11,327,627 and 12,224,527 shares issued and outstanding, respectively	11	12
Additional paid-in capital	384,413	402,668
Employee stock loan receivable, including accrued interest (0 and 4,238 shares, respectively)	—	(307)
Restricted stock units	19,525	25,235
Accumulated other comprehensive income (loss), net of taxes	1,030	(1,094)
Accumulated deficit	(98,446)	(186,650)

Total shareholders’ equity	306,533	239,864

Total liabilities and shareholders’ equity	$435,569	$333,444

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Investment banking:
Capital raising	$15,998	$8,552	$164,849	$39,567
Advisory	3,616	2,191	8,092	6,315
Institutional brokerage:
Principal transactions	5,984	4,096	16,643	14,351
Agency commissions	7,210	7,169	23,378	25,286
Net investment income	650	1,231	3,957	4,222
Interest income, dividends and other	598	650	2,305	2,825

Total revenues	34,056	23,889	219,224	92,566

Expenses:
Compensation and benefits	17,992	14,826	122,325	49,554
Professional services	2,393	2,703	9,228	9,294
Business development	1,995	1,644	6,738	6,648
Clearing and brokerage fees	940	1,746	3,852	6,030
Occupancy and equipment	2,835	4,142	9,185	11,683
Communications	2,567	2,956	8,313	9,564
Other operating expenses	2,184	1,450	5,894	5,076

Total expenses	30,906	29,467	165,535	97,849

Income (loss) from continuing operations before income taxes	3,150	(5,578)	53,689	(5,283)
Income tax provision (benefit)	361	(1,262)	(27,771)	(1,240)

Income (loss) from continuing operations, net of taxes	2,789	(4,316)	81,460	(4,043)
Income from discontinued operations, net of taxes	3,622	959	6,744	1,615

Net income (loss)	$6,411	$(3,357)	$88,204	$(2,428)

Basic income per share:
Income (loss) from continuing operations, net of taxes	$0.23	$(0.35)	$6.69	$(0.30)
Income from discontinued operations, net of taxes	0.30	0.08	0.55	0.12

Net income (loss)	$0.53	$(0.27)	$7.24	$(0.18)

Diluted income per share:
Income (loss) from continuing operations, net of taxes	$0.21	$(0.35)	$6.19	$(0.30)
Income from discontinued operations, net of taxes	0.27	0.08	0.51	0.12

Net income (loss)	$0.48	$(0.27)	$6.70	$(0.18)

Basic weighted average shares outstanding (in thousands)	12,137	12,545	12,180	13,519

Diluted weighted average shares outstanding (in thousands)	13,335	12,545	13,157	13,519

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$6,411	$(3,357)	$88,204	$(2,428)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	883	(355)	2,124	(396)

Comprehensive income (loss)	$7,294	$(3,712)	$90,328	$(2,824)

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2011	13,745	$13	$413,266	$(673)	$29,013	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	29,691	29,691
Issuance of common stock, net of forfeitures	342	1	8,371	366	(9,437)	—	—	(699)
Repurchase of common stock	(1,863)	(2)	(20,868)	—	—	—	—	(20,870)
Stock compensation expense for options granted to purchase common stock	—	—	1,899	—	—	—	—	1,899
Issuance of restricted stock units	—	—	—	—	5,659	—	—	5,659
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1,113)	—	(1,113)

Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	88,204	88,204
Issuance of common stock, net of forfeitures	596	1	13,593	307	(13,597)	—	—	304
Repurchase of common stock	(1,492)	(2)	(32,698)	—	—	—	—	(32,700)
Stock compensation expense for options granted to purchase common stock	—	—	850	—		—	—	850
Issuance of restricted stock units	—	—			7,887	—	—	7,887
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	2,124	—	2,124

Balances at September 30, 2013	11,328	$11	$384,413	$0	$19,525	$1,030	$(98,446)	$306,533

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$88,204	$(2,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(30,077)	—
Depreciation and amortization	956	1,913
Stock compensation	6,258	5,908
Net investment income from investments	(3,957)	(4,334)
Gain on sale of assets	(7,229)	—
Securities received in lieu of cash	—	(810)
Other	72	1,408
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(15,130)	2,489
Customers	(8,702)	(2,568)
Other	1,299	5,269
Trading securities	29,946	(1,804)
Prepaid expenses and other assets	1,727	2,841
Changes in operating liabilities:
Trading securities sold but not yet purchased	(23,909)	14,441
Accrued compensation and benefits	46,015	(7,359)
Accounts payable, accrued expenses and other liabilities	(4,315)	(3,797)
Brokers, dealers and clearing organizations	14,598	(752)

Net cash provided by operating activities	95,756	10,417

Cash flows from investing activities:
Purchases of investments	(55,907)	(33,702)
Proceeds from sales of and distributions from investments	15,638	37,277
Securities sold but not yet purchased, net	—	(71)
Purchases of furniture, equipment, software, and leasehold improvements	(373)	(396)

Net cash (used in) provided by investing activities	(40,642)	3,108

Cash flows from financing activities:
Repurchases of common stock	(32,700)	(20,089)
Proceeds from sales of common stock and repayment of employee stock purchase plan	4,383	665

Net cash used in financing activities	(28,317)	(19,424)

Net increase in cash and cash equivalents	26,797	(5,899)
Cash and cash equivalents, beginning of period	174,925	135,792

Cash and cash equivalents, end of period	$201,722	$129,893

Supplemental Cash Flow Information:
Income tax payments	$2,726	$311
Non-cash investing activities:
Securities received in exchange for services provided, at fair value at receipt date	$—	$810

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On February 28, 2013, the Company affected a one-for-four reverse stock split of the Company’s issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, and resulted in the conforming adjustments to certain previously reported amounts in the consolidated financial statements, these adjustments had no effect on the Company’s total shareholder’s equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock increased the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

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

Investment funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (private equity and debt funds and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company.

As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of September 30, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2013	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$14,326	$11,826	$—	$2,500
Listed options	26	26	—	—
Convertible and fixed income debt instruments	29,929	—	29,929	—

	44,281	11,852	29,929	2,500
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	19,536	13,346	—	6,190
Warrants	1,416	—	—	1,416
Fixed income debt instruments	2,080	—	2,080	—
Designated as available-for-sale:
Marketable equity securities	21,704	21,704	—	—

	44,736	35,050	2,080	7,606
Investment funds	51,514	—	—	51,514

Total	$140,531	$46,902	$32,009	$61,620

Securities sold but not yet purchased, at fair value:
Marketable equity securities	$26,772	$26,772	$—	$—
Listed options	438	438	—	—
Convertible and fixed income debt instruments	5,810	—	5,810	—

Total	$33,020	$27,210	$5,810	$—

As of September 30, 2013, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $61,620, or 14.1% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of September 30, 2013:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$8,690	Over-the-counter trading activity	$0.77 – $68.11/share	$24.01
Black-Scholes	$1,416	Volatility	30%	30%
		Dividend yield	0%	0%
		Interest rate	2.6%	2.6%
		Discount rate	15%	15%

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

The table above excludes $51,514 of investments in 12 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

The table above excludes $17,600 of investments in seven non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to: regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended September 30, 2013 and 2012. As of September 30, 2013 and 2012, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Other	Total
Beginning balance, July 1, 2013	$4,897	$34,037	$38,934
Total net gains (losses) (realized/unrealized):
Included in earnings	496	717	1,213
Included in other comprehensive income	—	—	—
Purchases	154,921	22,500	177,421
Sales/Distributions	(155,829)	(119)	(155,948)
Transfers out of level 3	—	—	—

Ending balance, September 30, 2013	$4,485	$57,135	$61,620

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$25	$717	$742

	Trading Securities	Other	Total
Beginning balance, July 1, 2012	$9,246	$6,645	$15,891
Total net gains (losses) (realized/unrealized):
Included in earnings	165	290	455
Included in other comprehensive income	—	—	—
Purchases	7,014	—	7,014
Sales/Distributions	(6,490)	—	(6,490)
Transfers out of level 3	(1,885)	—	(1,885)

Ending balance, September 30, 2012	$8,050	$6,935	$14,985

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(57)	$290	$233

There were no transfers of securities into, or out of, Level 1, 2 and 3 financial assets during the three months ended September 30, 2013. There were no transfers of securities into or out of Level 2 financial assets during the three months ended September 30, 2012. One transfer was made out of Level 3 and into Level 1 during the three months ended September 30, 2012 for an equity that was previously a non-public equity security and during the period became publicly traded.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012.

	Trading Securities	Other	Total
Beginning balance, January 1, 2013	$2,615	$17,600	$20,215
Total net gains (losses) (realized/unrealized):
Included in earnings	983	4,623	5,606
Included in other comprehensive income	—	—	—
Purchases	386,289	36,342	422,631
Sales/Distributions	(385,394)	(272)	(385,666)
Transfers out of level 3	(8)	(1,158)	(1,166)

Ending balance, September 30, 2013	$4,485	$57,135	$61,620

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$153	$4,594	$4,747

	Trading Securities	Other	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net gains (losses) (realized/unrealized):
Included in earnings	831	319	1,150
Included in other comprehensive income	—	—	—
Purchases	149,775	6,150	155,925
Sales/Distributions	(148,497)	(50)	(148,547)
Transfers out of level 3	(1,885)	—	(1,885)

Ending balance, September 30, 2012	$8,050	$6,935	$14,985

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$397	$319	$716

There were no transfers of securities into, or out of, Level 2 financial assets during the nine months ended September 30, 2013. One transfer was made out of Level 3 and into Level 1 during the nine months ended September 30, 2013 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities into, or out of, Level 2 financial assets during the nine months ended September 30, 2012. One transfer was made out of Level 3 and into Level 1 during the nine months ended September 30, 2012 for an equity security that was previously a non-public equity security and during the period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and nine months ended September 30, 2013 and 2012, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total gains and losses included in earnings for the period:
Principal transactions	$496	$72	$983	$264
Net investment income	717	383	4,623	885
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Principal transactions	$25	$31	$153	$12
Net investment income	717	202	4,594	704

Financial Instruments Held for Investment—Designated as Trading

As of September 30, 2013, the Company has certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. Net gains and losses on these securities as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net gains recognized on trading securities	$155	$959	$1,171	$3,927
Less: Net (gains) losses recognized on trading securities sold during the period	361	(528)	(262)	(2,343)

Unrealized gains recognized on trading securities still held at the reporting date	$516	$431	$909	$1,584

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of September 30, 2013 and December 31, 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	September 30, 2013
	Cost Basis	Unrealized
		Gains	Losses	Fair Value
Marketable equity securities	$20,572	$1,131	$0	$21,703

	December 31, 2012
	Cost Basis	Unrealized
		Gains	Losses(1)	Fair Value
Marketable equity securities	$25,410	$0	$1,094	$24,316

(1)	Duration of unrealized losses is less than 12 months

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the three months ended September 30, 2013, the Company did not recognize any other-than-temporary impairment losses, however during the nine months ended September 30, 2013, the Company recorded an other-than-temporary impairment charge of $545 related to an investment in a company in the financial services industry. The Company recognized this impairment charge as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during the quarter specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257. During the three and nine months ended September 30, 2012, the Company did not record any other-than-temporary impairment losses in the statements of operations relating to marketable equity securities.

There were no sales of marketable equity securities during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the Company received proceeds of $4,225 from sales of marketable equity securities resulting in gross losses of $(32). There were no sales of marketable equity securities during the three and nine months ended September 30, 2012.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss), Beginning Balance	$147	$(1,094)
Other comprehensive income before reclassifications	883	1,615
Amounts reclassified from other comprehensive loss	—	509

Accumulated Other Comprehensive Income, September 30, 2013	$1,030	$1,030

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	$—	$545
Realized gains on sale of securities	—	(36)

Total	$—	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	September 30, 2013	December 31, 2012
Non-public equity securities	$681	$3,071
Corporate debt investments	5,000	5,317

	$5,681	$8,388

The Company evaluates its non-public equity securities and corporate debt investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and nine months ended September 30, 2013 and 2012.

During the three and nine months ended September 30, 2013, there were no sales of non-public equity securities or corporate debt investments carried at cost. During the nine months ended September 30, 2013, the Company received $317 from the maturity of a note receivable that was carried at cost. In addition, during the nine months ended September 30, 2013, a non-public equity security carried at cost with a basis of $2,390 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded. During the three and nine months ended September 30, 2012, the Company received proceeds of $0 and $52, from sales of, or distributions from, non-public equity securities, resulting in gross gains of $0 and $52 respectively.

3. Income Taxes:

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, “Income Taxes” (“ASC 740”), it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of September 30, 2013, the Company’s valuation allowance relates primarily to capital loss carryforwards and other-than-temporary investment write downs. In addition, the Company maintains a valuation allowance for net operating loss carryforwards that are projected to be utilized during the remainder of 2013 and are incorporated into the Company’s effective tax rate. The Company’s remaining valuation allowance as of September 30, 2013 is approximately $27,000.

During the three and nine months ended September 30, 2013, the Company recorded an income tax provision from continuing operations of $361 and an income tax benefit from continuing operations, net of discrete items, of $(27,771), respectively. The Company’s net tax benefit recognized for the nine months ended September 30, 2013, reflects the benefit for the valuation allowance reversal recognized in the second quarter of 2013 offset by the provision for projected federal and state tax obligations. The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates, net of discrete items, for the three and nine months ended September 30, 2013 were 11.5% and (51.7)%, respectively. The effective tax rate for the three months ended September 30, 2013 differed from statutory rates primarily due to the net operating loss and capital loss carryforwards expected to be utilized during the period. The effective tax rate for the nine months ended September 30, 2013 differed from statutory rates primarily due to the effects of the valuation allowance reversal recognized in the second quarter of 2013. As of September 30, 2013, the Company has no liability for uncertain tax positions.

During the three and nine months ended September 30, 2012, the Company recorded tax benefits from continuing operations of $(1,262) and $(1,240), respectively. The tax benefits from continuing operations for the three and nine months ended September 30, 2012 includes the recognition of $1,017 of previously unrecognized tax benefits. The Company’s effective tax rates for the three and nine months ended September 30, 2012 were 22.6% and 23.5%, respectively. The Company’s effective tax rates, excluding the previously unrecognized tax benefits noted above for the three and nine months ended September 30, 2012 were 4.4% and 4.2%, respectively.

These effective tax rates for the three and nine months ended September 30, 2012 differed from statutory tax rates primarily due to the utilization of net operating losses which had a full valuation allowance recorded against them, state income taxes and the release of liability for uncertain tax positions.

4. Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2013, FBRCM had net capital of $108,788 which was $103,818 in excess of its required net capital of $4,970.

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

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	12,137	12,137	12,545	12,545
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,198	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	12,137	13,335	12,545	12,545

Net income (loss) applicable to common stock	$6,411	$6,411	$(3,357)	$(3,357)

Net income (loss) per common share	$0.53	$0.48	$(0.27)	$(0.27)

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	12,180	12,180	13,519	13,519
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	977	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	12,180	13,157	13,519	13,519

Net income (loss) applicable to common stock	$88,204	$88,204	$(2,428)	$(2,428)

Net income (loss) per common share	$7.24	$6.70	$(0.18)	$(0.18)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options—Employees and directors	776	1,301	855	1,301
Stock Options—Non-employee	196	267	216	267
Restricted Stock, unvested	8	6	9	6
Restricted Stock Units, unvested	977	1,636	1,097	1,636

	1,957	3,210	2,177	3,210

6. Commitments and Contingencies:

As of September 30, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2,400,000 in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22,000 of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. In October 2013, FBRCM and Cambridge executed a final settlement and release agreement to settle the case. This settlement did not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument was heard on September 26, 2013.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases, all currently pending in the Southern District of Florida, are captioned: Martin J. Fuller v. Imperial Holdings, Inc., et al.; City of Roseville Employees Retirement System v. Imperial Holdings, et al.; Sauer v. Imperial Holdings, et al.; and Pondick v. Imperial Holdings, et al. The complaints allege claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. Imperial has assumed its contractual obligation to indemnify the underwriters. As of July 31, 2013, Imperial and all other relevant parties, including FBRCM, executed a final settlement and release agreement to settle the class action lawsuits with no direct contribution from FBRCM; all appropriate motions for preliminary court approval of the class-action settlement are expected to be filed in the fourth quarter of 2013.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of September 30, 2013.

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

7. Shareholders’ Equity:

Share Repurchases

During the three and nine months ended September 30, 2013, the Company repurchased 776,728 shares and 1,492,265 shares, respectively, of its common stock primarily in privately negotiated or open market transactions at weighted average share prices of $26.28 per share and $21.91 per share, respectively, for a total cost, including transaction costs, of $20,416 and $32,700, respectively. As of September 30, 2013, the Company had remaining authority to repurchase 984 additional shares. See Note 8, “Related Party Transactions,” for additional information regarding the Company’s share repurchases in 2013 and see Note 12, “Subsequent Events,” regarding changes in the Company’s share repurchase authority made subsequent to quarter end.

During the three and nine months ended September 30, 2012, in privately negotiated or open market transactions the Company repurchased 43,476 and 537,996 shares, respectively, of its common stock at weighted average share prices of $12.28 and $10.96 per share, respectively, for a total cost, including transaction costs, of $533 and $5,887, respectively.

In June 2012, the Company completed a tender offer to repurchase shares of its stock. Pursuant to the modified “Dutch auction” tender offer, the Company repurchased 1,276,750 shares of its common stock at a weighted average share price of $11.00 per share for a total cost, including transaction costs, of $14,202.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2013, the Company recognized compensation expense of $29 and $192, respectively. For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $19 and $105, respectively.

Stock Compensation Plans

FBR & Co. 2006 Long-Term Incentive Plan (“FBR & Co. Long-Term Incentive Plan” or the “Plan”)

Under the FBR & Co. Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and RSUs for up to an aggregate of 5,517,496 shares of common stock as of September 30, 2013, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR & Co. Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. See Note 12, “Subsequent Events,” regarding an amendment and restatement of the Plan that was approved by the Company’s shareholders subsequent to quarter end.

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$96	$393	$429	$1,190
Restricted shares	$63	$9	$83	$139
RSUs	$2,025	$1,546	$5,536	$4,234

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	41,031	—	10,241	727,942
Grant date fair value per share	$—	$—	$25.73	$—	$24.23	$17.99

Included in the RSUs granted during the nine months ended September 30, 2013 are 375,000 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For these awards, the performance goal will be met at (1) a 100% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 7% compound annual growth rate over the three year period beginning on April 1, 2013 (the “performance period”), (2) a 50% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 4% compound annual growth over the performance period and (3) a proportional rate between 50% and 100% in the event that the combined net worth of the Company, measured on a per share basis has increased by an amount between 4% and 7% compound annual growth over the performance period.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of September 30, 2013
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$191	$175	$16,156
Unvested awards	118,337	10,421	1,829,914
Weighted average vesting period	1.04 years	0.68 years	2.08 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the nine months ended September 30, 2013, the Company granted 127,978 such RSUs with an aggregate fair value upon grant date of $2,099. There were no comparable grants in 2012.

8. Related Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P. (together with its affiliates, “Crestview”), the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2013 and 2012, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 32,432 and 61,225 options, respectively, to Crestview Advisors, L.L.C. valued at $270 and $240, respectively. During the three and nine months ended September 30, 2013, the Company recognized $250 and $750, respectively, of expense associated with this agreement. During the three and nine months ended September 30, 2012, the Company recognized $250 and $750, respectively, of expense associated with this agreement.

Other

During the three months ended September 30, 2013, Crestview exercised options to purchase 54,369 shares of the Company’s common stock at an average exercise price of $15.85 per share and an aggregate cost of $862. Subsequently, in September 2013, the Company repurchased those 54,369 shares and 670,631 other shares from Crestview at $26.25 per share and a total cost of $19,031.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$—	$4,660	$—	$12,950
Gain on sale of assets, net	3,800	—	7,230	—
Expenses	(20)	3,815	202	11,414

Income from discontinued operations before income taxes	3,820	845	7028	1,536
Income tax provision (benefit)	198	(114)	284	(79)

Income from discontinued operations, net of taxes	$3,622	$959	$6,744	$1,615

For the three and nine months ended September 30, 2013, the Company’s net income from discontinued operations was primarily the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The Company’s 2012 results from discontinued operations during the period prior to October 2012 reflect the activities of the Company’s former fee-based asset management operations. In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19,692 representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price in the fourth quarter of 2013 as calculated on the first anniversary of the closing.

As of September 30, 2013, the Company has valued this contingent payment at $17,493. This value reflects an approximate 5% discount to the assets under management at September 30, 2013 and is recorded as a receivable on the Company’s balance sheet. The value recorded reflects the Company’s consideration of various factors, including the time period between September 30, 2013 and the first anniversary of the closing and other factors outside of its control that can have a significant effect on the value of prospective assets under management, including, for example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. See Note 12, “Subsequent Events,” regarding the Company’s receipt of this contingent payment in November 2013.

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

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended September 30, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$19,614	$—	$19,614
Institutional brokerage	13,194	—	13,194
Net investment income	—	650	650
Net interest income, dividends and other	236	362	598

Total	33,044	1,012	34,056

Operating Expenses:
Variable	6,633	(46)	6,587
Fixed	23,902	417	24,319

Total	30,535	371	30,906

Pre-tax income	$2,509	$641	$3,150

Compensation and benefits:
Variable	$4,717	$(48)	$4,669
Fixed	13,074	249	13,323

Total	$17,791	$201	$17,992

	Three Months Ended September 30, 2012
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$10,743	$0	$0	$10,743
Institutional brokerage	11,265	0	0	11,265
Net investment income	0	1,231	0	1,231
Net interest income, dividends and other	297	353	0	650

Total	22,305	1,584	0	23,889

Operating Expenses:
Variable	5,260	0	3	5,263
Fixed	23,818	71	315	24,204

Total	29,078	71	318	29,467

Pre-tax (loss) income	$(6,773)	$1,513	$(318)	$(5,578)

Compensation and benefits:
Variable	$1,499	$0	$0	$1,499
Fixed	13,126	37	164	13,327

Total	$14,625	$37	$164	$14,826

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Nine Months Ended September 30, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$172,941	$—	$172,941
Institutional brokerage	40,021	—	40,021
Net investment income	—	3,957	3,957
Net interest income, dividends and other	1,204	1,101	2,305

Total	214,166	5,058	219,224

Operating Expenses:
Variable	93,412	713	94,125
Fixed	70,279	1,131	71,410

Total	163,691	1,844	165,535

Pre-tax income	$50,475	$3,214	$53,689

Compensation and benefits:
Variable	$82,504	$708	$83,212
Fixed	38,376	737	39,113

Total	$120,880	$1,445	$122,325

	Nine Months Ended September 30, 2012
	Capital Markets	Principal Investing	Other[1]	Total
Revenues:
Investment banking	$45,882	$0	$0	$45,882
Institutional brokerage	39,637	0	0	39,637
Net investment income	0	4,222	0	4,222
Net interest income, dividends and other	1,946	879	0	2,825

Total	87,465	5,101	0	92,566

Operating Expenses:
Variable	21,933	115	23	22,071
Fixed	74,445	259	1,074	75,778

Total	96,378	374	1,097	97,849

Pre-tax (loss) income	$(8,913)	$4,727	$(1,097)	$(5,283)

Compensation and benefits:
Variable	$6,964	$113	$11	$7,088
Fixed	41,790	122	554	42,466

Total	$48,754	$235	$565	$49,554

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

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

12. Subsequent Events:

Share Repurchase Authority

As of September 30, 2013, the Company’s remaining share repurchase authority was less than 1,000 shares. In October 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional 2,500,000 shares of its common stock.

FBR & Co. Long Term Incentive Plan

In October 2013 the Company’s shareholders approved an amendment and restatement of the FBR & Co. Long-Term Incentive Plan to, among other changes, authorize an additional 1,700,000 shares of common stock for issuance under the Plan.

Discontinued Operations

In November 2013 the Company received $19,294 representing the contingent payment due related to the sale of the FBR Funds. This payment represents the remaining sales price due to the Company and was calculated as of the first anniversary of the sale closing based on a percentage of assets under management for the applicable funds sold at that date. The payment received is $1,801 greater than the Company’s receivable balance as of September 30, 2013. This increase in value as well as related transaction and other expenses that are not expected to exceed $200 will be reflected in the Company’s results from discontinued operations in the fourth quarter of 2013.

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

Business Environment

U.S. equity markets continued their overall strong performance in the third quarter of 2013. Despite this investment performance and positive fund flows, equity trading volumes continued their multi-year trend lower which maintained pressure on trading businesses. Increases in capital raised in the equity capital markets as well as transaction volume through the first nine months of 2013 are indicative of improved market conditions compared to the first nine months of last year.

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

From an economic perspective, the U.S. housing market continued to demonstrate signs of recovery with prices up during the first nine months of the year in most markets and with the supply of homes for sale at recent historical lows. These conditions have provided a favorable environment for a broad range of industries and companies that will benefit from a sustained recovery in the housing market.

Much of the improvement in this market can be traced to the Federal Reserve’s continuing commitment to purchase over $1 trillion in mortgage securities annually. Any change of intent by the Federal Reserve will likely have a significant impact on both fixed income and equity markets. The scope of this market support is unprecedented, and during the second quarter of this year the market demonstrated what may happen to interest rates and equity prices when the Federal Reserve pulls back this support. Based on comments from Federal Reserve officials during the second quarter regarding the potential tapering of mortgage securities purchases, interest rates rose by more than 50 basis points and yield sensitive equities sold off significantly.

Executive Summary

For the third quarter of 2013, our total revenues from continuing operations were $34.1 million, our pre-tax income was $3.2 million and our net income from continuing operations, reflecting a $0.4 million income tax provision, was $ 2.8 million, compared to total revenues from continuing operations of $23.9 million, a pre-tax loss of $5.6 million and a net loss of $4.3 million in the third quarter of 2012. In addition, during the third quarter of 2013, our income from discontinued operations, net of taxes, was $3.6 million compared to income from discontinued operations, net of taxes, of $1.0 million for the third quarter of 2012. Our net income for the third quarter of 2013, including discontinued operations, was $6.4 million compared to a net loss of $3.4 million in the third quarter of 2012.

For the nine months ended September 30, 2013, our total revenues from continuing operations were $219.2 million, our pre-tax income was $53.7 million and our net income from continuing operations, reflecting a $27.8 million income tax benefit, was $81.5 million, compared to total revenues from continuing operations of $92.6 million, a pre-tax loss of $5.3 million and a net loss of $4.0 million from continuing operations for the nine months ended September 30, 2012. In addition, for the nine months ended September 30, 2013, our income from discontinued operations, net of taxes, was $6.7 million compared to income from discontinued operations, net of taxes, of $1.6 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our net income, including discontinued operations, was $88.2 million compared to a $2.4 million net loss in the first nine months of 2012.

The $27.8 million income tax benefit recognized in the nine months ended September 30, 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year projected taxable income. The valuation allowance reversal was recognized in the second quarter of 2013 based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

The improvement in our operating results in both the three and nine months ended September 30, 2013 compared to 2012 was primarily due to increases in investment banking revenue of $8.9 million and $127.1 million, respectively, in 2013 compared to 2012. Our third quarter 2013 investment banking revenue totaled $19.6 million compared to $10.7 million in 2012. Our investment banking revenue through September 30, 2013 was $172.9 million compared to $45.9 million through September 30, 2012. Our 2013 investment banking revenue included $120.7 million in capital raising revenue from five sole-managed institutional private placements.

Our institutional brokerage revenue was $13.2 million in the third quarter of 2013 and $40.0 million for the nine months ended September 30, 2013, compared to $11.3 million in the third quarter of 2012 and $39.6 million for the nine months ended September 30, 2012. In addition, we generated $0.7 million of net investment income from principal investing in the third quarter of 2013 and $4.0 million for the nine months ended September 30, 2013, compared to $1.2 million in the third quarter of 2012 and $4.2 million for the nine months ended September 30, 2012.

Although for the nine months ended September 30, 2013, our total expenses increased 69% to $165.5 million compared to $97.8 million nine months ended September 30, 2012, the increase is due entirely to the increases in our revenues and related increases in variable costs. Specifically, our variable costs increased $72.0 million to $94.1 million in the first nine months of 2013 from $22.1 million in the first nine months of 2012 while our fixed costs decreased $4.4 million to $71.4 million in the first nine months of 2013 from $75.8 million in the first nine months of 2012. Our results in both 2013 and 2012, reflect the impact of the restructuring activities that we initiated in the fourth quarter of 2011 and the resulting reductions to our fixed costs that we began to realize in the first quarter of 2012.

The following is an analysis of our operating results by segment for the three and nine months ended September 30, 2013 and 2012.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications sectors. By their nature, our capital markets business activities are highly competitive and are subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period. The following tables provide a summary of our results within the capital markets segment (dollars in thousands).

	Three Months Ended September 30,
	2013	2012
Revenues:
Investment banking	$19,614	$10,743
Institutional brokerage	13,194	11,265
Net interest income, dividends and other	236	297

Total	33,044	22,305

Operating Expenses:
Variable	6,633	5,260
Fixed	23,902	23,818

Total(1)	30,535	29,078

Pre-tax income (loss)	$2,509	$(6,773)

(1)	For the three months ended September 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $5,959 and $5,942, respectively.

The pre-tax income from our capital markets segment increased to $2.5 million for the third quarter of 2013 from a pre-tax loss of $6.8 million for the third quarter of 2012. The improvement in our pre-tax results is primarily attributable to an $8.9 million increase in investment banking revenue and a $1.9 million increase in institutional brokerage in 2013. Variable expenses, including $4.7 million of variable compensation, increased to $6.6 million in 2013 from $5.3 million in 2012 as a result of the increase in revenues. Our total compensation as a percentage of revenues in this segment was 53.8% in 2013 compared to 65.6% in 2012.

Investment banking revenues increased $8.9 million to $19.6 million during the third quarter of 2013 from $10.7 million during the third quarter of 2012. Our third quarter 2013 investment banking revenue was generated from 14 client engagements across the industry groups that we cover and included 12 capital raising transactions and two advisory assignments.

Our institutional brokerage revenues increased $1.9 million to $13.2 million for the third quarter of 2013 from $11.3 million for the third quarter of 2012. The increase in institutional brokerage revenue in the third quarter of 2013 was primarily the result of the improved results from our non-equities trading desks during the third quarter of 2013 compared to the third quarter of 2012.

	Nine Months Ended September 30,
	2013	2012
Revenues:
Investment banking	$172,941	$45,882
Institutional brokerage	40,021	39,637
Net interest income, dividends and other	1,204	1,946

Total	214,166	87,465

Operating Expenses:
Variable	93,412	21,933
Fixed	70,279	74,445

Total(1)	163,691	96,378

Pre-tax income (loss)	$50,475	$(8,913)

(1)	For the nine months ended September 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $18,818 and $18,807, respectively.

The pre-tax income from our capital markets segment increased to $50.5 million for the nine months ended September 30, 2013 from a pre-tax loss of $8.9 million for the nine months ended September 30, 2012. The improvement in our pre-tax results is primarily attributable to a $127.1 million increase in investment banking revenue in 2013. Variable expenses, including $82.5 million of variable compensation, increased to $93.4 million in 2013 from $21.9 million in 2012 as a result of the increase in revenues. Our total compensation as a percentage of revenues in this segment was 56.4% in 2013 compared to 55.7% in 2012. Fixed expenses decreased $4.2 million, or 5.6%, in 2013 as a result of a reduction in fixed compensation and the impact of non-compensation cost reduction initiatives, in particular related to occupancy and equipment and market data and communications. The decrease in fixed compensation reflects the impact of changes in certain compensation arrangements that reduced our fixed compensation, but are offset by increased variable compensation.

Investment banking revenues increased $127.1 million to $172.9 million during the first nine months in 2013 from $45.9 million during 2012. Our investment banking revenue in 2013 was generated from 48 client transactions with contributions from each of the Company’s industry groups. Included in those transactions and representing $120.7 million of our capital raising revenue were five sole-managed institutional private placements. One of these private placements, representing $38.3 million of that revenue was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

Our institutional brokerage revenues increased $0.4 million to $40.0 million for the nine months ended September 30, 2013 from $39.6 million for the nine months ended September 30, 2012. The increase in institutional brokerage revenue in the first nine months of 2013 reflects the addition of new client relationships and gains in market share from existing clients. Factors such as the increase in capital raising transactions in 2013 as well as our continued investment in research have contributed to this increase.

Principal Investing

As of September 30, 2013, our principal investing activity consists of investments in merchant banking and other equity investments, investment funds and corporate debt investments. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Revenues:
Net investment income	$650	$1,231
Net interest income, dividends and other	362	353

Total	1,012	1,584

Operating Expenses:
Variable	(46)	0
Fixed	417	71

Total(1)	371	71

Pre-tax income	$641	$1,513

(1)	For the three months ended September 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $115 and $74, respectively.

The pre-tax income from our principal investing segment decreased to $0.6 million for the third quarter of 2013 from $1.5 million for the third quarter of 2012. The decrease in pre-tax income is due to both lower revenues in the third quarter of 2013 compared to the third quarter of 2012 as well as increased direct costs attributable to our principal investing activities. Net investment income for the third quarter of 2013 includes $0.4 million of net unrealized gains from investment funds and $0.2 million of net realized and unrealized gains from trading securities held for investment purposes. There were no significant realized gains during the third quarter of 2013 Our net investment income for the third quarter of 2012 includes net realized and unrealized gains of $1.2 million on trading securities held for investment purposes, including net gains of $0.5 million on such trading securities sold during the period.

	Nine Months Ended September 30,
	2013	2012
Revenues:
Net investment income	$3,957	$4,222
Net interest income, dividends and other	1,101	879

Total	5,058	5,101

Operating Expenses:
Variable	713	115
Fixed	1,131	259

Total(1)	1,844	374

Pre-tax income	$3,214	$4,727

(1)	For the nine months ended September 30, 2013 and 2012, total operating expenses includes the allocation of corporate overhead costs of $364 and $243, respectively.

The pre-tax income from our principal investing segment decreased to $3.2 million for the nine months ended September 30, 2013 from $4.7 million for the nine months ended September 30, 2012. Although our total revenues were comparable in both the 2013 and 2012 periods, the decrease in our pre-tax income was due to increased direct costs as well as allocated costs in 2013 compared to 2012. Net investment income for the nine months ended September 30, 2013 includes $2.6 million of net unrealized gains from investment funds, $1.9 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. There were no significant realized gains in the first nine months of 2013. Our net investment income for the nine months ended September 30, 2012 includes net realized and unrealized gains of $4.2 million on trading securities held for investment purposes, including net gains of $2.3 million on such trading securities sold during the period.

Investments

The total value of our investment portfolio was $101.9 million as of September 30, 2013. Of this total, $5.7 million was held in non-public investments recorded at cost, $44.7 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $51.5 million was held in non-registered investment funds that primarily invest in fixed income securities.

The following table provides additional detail regarding our merchant banking and other long-term investments as of September 30, 2013 (dollars in thousands):

	Number of Shares	Carrying Value/ Fair Value
Investments, at cost:
Oil and Gas Equipment Manufacturer (Note)	n/a	$5,000
Other	n/a	681

Total		5,681
Marketable and non-public equity securities and warrants, at fair value		44,736
Investment funds, at fair value		51,514

Total investments		$101,931

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$—	$4,660	$—	$12,950
Gain on sale of assets, net	3,800	—	7,230	—
Expenses	(20)	3,815	202	11,414

Income from discontinued operations before income taxes	3,820	845	7,028	1,536
Income tax provision (benefit)	198	(114)	284	(79)

Income from discontinued operations, net of taxes	$3,622	$959	$6,744	$1,615

For the three and nine months ended September 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The 2012 results from discontinued operations during the period prior to October 2012 reflect the activities of our former fee-based asset management operations. In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and will receive a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19.7 million representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company will receive the remaining 40% of the sales price in the fourth quarter of 2013 as calculated on the first anniversary of the closing.

As of September 30, 2013, the Company has valued this contingent payment at $17.5 million. This value reflects an approximate 5% discount to the assets under management at September 30, 2013 and is recorded as a receivable on the Company’s balance sheet. The value recorded reflects the Company’s consideration of various factors, including the time period between September 30, 2013 and the first anniversary of the closing and other factors outside of its control that can have a significant effect on the value of prospective assets under management, including, for example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. See Note 12 to the Company’s September 30, 2013 financial statements regarding the Company’s receipt of this contingent payment in November 2013.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We generated net income of $6.4 million in the third quarter of 2013 compared to a net loss of $3.4 million in the third quarter of 2012. This increase in net income was primarily the result of an $8.9 million increase in investment banking revenue in the third quarter of 2013 compared to 2012 and a $2.6 million increase in net income from discontinued operations in the third quarter of 2013 compared to 2012. Our net income in the third quarter of 2013 includes a $0.4 million tax provision compared to a $1.3 million tax benefit recognized in the third quarter of 2012. The tax benefit recognized in the third quarter of 2012 is not comparable to the 2013 tax provision as it includes the recognition of $1.0 million of previously unrecognized tax benefits.

Pre-tax income in our capital markets segment increased to $2.5 million during the third quarter of 2013 from a pre-tax loss of $6.8 million during the third quarter of 2012. This increase in pre-tax income is due primarily to the increase in investment banking revenue discussed above. Pre-tax income from our principal investing segment was $0.6 million 2013 compared to $1.5 million in 2012. Our net income for the third quarter of 2013 also includes $3.6 million of net income from discontinued operations compared to $1.0 million in 2012.

Revenues

Our revenues increased 42.7% to $34.1 million during the third quarter of 2013 from $23.9 million during the third quarter of 2012 due to the changes in revenues discussed below.

Capital raising revenues increased 86.0% to $16.0 million in the third quarter of 2013 from $8.6 million in the third quarter of 2012. In the third quarter of 2013, although we did not execute a large sole-managed institutional private placement during the period, we completed 12 client engagements across all of the industry groups that we cover. Our third quarter 2012 revenue was similarly generated from 12 capital raising transactions, however, both the increased size of the transactions completed in the third quarter of 2013 and the nature of our role on these transactions resulted in the increased revenue in that period.

Advisory revenues increased 63.6% to $3.6 million in the third quarter of 2013 from $2.2 million in the third quarter of 2012. We completed two M&A and advisory assignments in the third quarter in 2013 compared to five completed in third quarter in 2012. The increased revenue generated in 2013 is due to differences in the size of the engagements during the respective periods.

Institutional brokerage revenues from agency commissions and principal transactions increased 16.8% to $13.2 million in the third quarter of 2013 from $11.3 million in the third quarter of 2012. The increase in institutional brokerage revenue in the third quarter of 2013 was primarily the result of the improved results from our non-equities trading desks during the third quarter of 2013 compared to the third quarter of 2012.

Net investment income decreased 41.7% to $0.7 million in the third quarter of 2013 from $1.2 million in the third quarter of 2012. Net investment income for the third quarter of 2013 includes $0.4 million of net unrealized gains from investment funds and $0.3 million of net realized and unrealized gains from trading securities held for investment purposes. There were no significant realized gains in the third quarter of 2013. Our 2012 net investment income includes net realized and unrealized gains of $1.2 million on trading securities held for investment purposes including gains of $0.5 million on such securities sold during the period.

Net interest income, dividends and other revenues decreased 14.3% to $0.6 million in the third quarter of 2013 from $0.7 million in third quarter of 2012. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investing activities. The decrease in 2013 revenue was the result of differences in our trading desk and investment positions in these periods.

Expenses

Total expenses increased 4.7% to $30.9 million in the third quarter of 2013 from $29.5 million in the third quarter of 2012. The increase was caused by the changes in expenses discussed below.

Compensation and benefits expenses increased 21.6% to $18.0 million in the third quarter of 2013 from $14.8 million in the third quarter of 2012 as a result of a $3.2 million increase in variable compensation. The increase in variable compensation during the third quarter of 2013 was due primarily to the increase in investment banking revenue. The Company’s compensation and benefits expenses were 52.8% of total revenue during the third quarter of 2013 compared to 62.1% in the third quarter of 2012.

Professional services expenses decreased 11.1% to $2.4 million in the third quarter of 2013 from $2.7 million in the third quarter of 2012. The decrease in these costs is primarily due to the net effects of reductions in investment banking transaction costs partially offset by an increase in recruiting costs. Despite the increase in investment banking revenue during the third quarter of 2013 compared to 2012, related transaction costs were lower due primarily to differences in the nature of the transactions in the two periods.

Business development expenses increased 25.0% to $2.0 million in the third quarter of 2013 from $1.6 million in the third quarter of 2012. The increase in these costs is primarily due to increased corporate travel and business promotion costs.

Clearing and brokerage fees decreased 47.1% to $0.9 million in the third quarter of 2013 from $1.7 million in the third quarter of 2012. The decrease in these costs is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs as well as a lower volume of trading activity in equity-linked products.

Occupancy and equipment expenses decreased 31.7% to $2.8 million in the third quarter of 2013 from $4.1 million in the third quarter of 2012. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space. In addition, we incurred a $0.6 million charge in the third quarter of 2012 related to the consolidation of office space with no comparable charge in the third quarter of 2013.

Communications expenses decreased 13.3% to $2.6 million in the third quarter of 2013 from $3.0 million in the third quarter of 2012. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives.

Other operating expenses increased 46.7% to $2.2 million in the third quarter of 2013 from $1.5 million in the third quarter of 2012. The increase in other operating expenses is primarily due to increased costs related to legal and regulatory matters.

We recognized a tax provision of $0.4 million in the third quarter of 2013 compared to a $1.3 million tax benefit in the third quarter of 2012. The tax benefit from continuing operations for the third quarter of 2012 includes the recognition of $1.0 million of previously unrecognized tax benefits that is not comparable to the third quarter of 2013.

The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rate, net of discrete items, for the third quarter of 2013 was 11.5%. This tax rate differed from statutory tax rates primarily due to the net operating loss and capital loss carryforwards expected to be utilized in the period. See the comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 below for detail regarding the valuation allowance reversal recognized in 2013. The Company’s effective tax rate, net of discrete items, for the third quarter of 2012 was 22.6%. Our third quarter 2012 effective tax rate excluding the previously unrecognized tax benefits noted above was 4.4%. This tax rate differed from statutory tax rates primarily due to the effects of the full valuation allowance on the Company’s net deferred tax assets at that time. The annual estimated effective tax rate for three months ended September 30, 2012 also incorporated the benefit of net operating losses expected to be utilized during 2012. The Company believes there is potential for volatility in its effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

Discontinued Operations

Income from discontinued operations, net of taxes, increased to $3.6 million in the third quarter of 2013 compared to $1.0 million in the third quarter of 2012. For the three months ended September 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The 2012 results from discontinued operations during the period prior to the completion of the sale of the FBR Funds in October 2012 reflect the activities of our former fee-based asset management operations.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

We recognized net income of $88.2 million in the first nine months of 2013 compared to a net loss of $2.4 million in the first nine months of 2012. This increase in net income was primarily the result of a $127.1 million increase in investment banking revenue in the first nine months of 2013 compared to the first nine months of 2012 and a $27.8 million tax benefit, reflecting the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets, recognized in the first nine months of 2013 that is not comparable to 2012.

The pre-tax income in our capital markets segment increased to $50.5 million during the first nine months of 2013 from a loss of $8.9 million during the first nine months of 2012. This increase in pre-tax income is due primarily to the increase in investment banking revenue discussed above. Offsetting this increase was a $1.5 million decrease in pre-tax income from our principal investing segment to $3.2 million in 2013 from $4.7 million in 2012. This decrease in pre-tax income is due to an increase in direct costs as well as allocated costs in 2013 compared to 2012. Our 2013 net income also includes $6.7 million of net income from discontinued operations compared to $1.6 million in 2012.

Revenues

Our revenues increased 136.7% to $219.2 million during the first nine months of 2013 from $92.6 million during the first nine months of 2012 due to the changes in revenues discussed below.

Capital raising revenues increased 316.2% to $164.8 million in the first nine months of 2013 from $39.6 million in the first nine months of 2012. In the first nine months of 2013, we completed 48 client engagements with contributions from each of the Company’s industry groups, including five sole-managed private placements that generated $120.7 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013. In the first nine months of 2012, we completed four book-run initial public offerings and five sole-managed private placements, however the size of these transactions completed in 2012 was not comparable to the transactions completed in 2013.

Advisory revenues increased 28.6% to $8.1 million in the first nine months of 2013 from $6.3 million in the first nine months of 2012. We completed ten assignments in the first nine months of 2013 compared to 15 assignments in the first nine months of 2012. The increased revenue generated in 2013 is due to differences in the size of the engagements during the respective periods.

Institutional brokerage revenues from agency commissions and principal transactions increased 1.0% to $40.0 million in the first nine months of 2013 from $39.6 million in the first nine months of 2012. The increase in institutional brokerage revenue in the first nine months of 2013 reflects the net effects of lower market volatility during the first nine months of 2013 compared to 2012 and the addition of new client relationships and gains in market share from existing clients. Factors such as the increase in capital raising transactions in 2013 as well as our continued investment in research have contributed to this increase.

Net investment income decreased 4.8% to $4.0 million in the first nine months of 2013 from $4.2 million in the first nine months of 2012. Net investment income for the nine months ended September 30, 2013 includes $2.6 million of net unrealized gains from investment funds, $1.9 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. There were no significant realized gains in the first nine months of 2013. Our net investment income for the nine months ended September 30, 2012 includes net realized and unrealized gains of $4.2 million on trading securities held for investment purposes, including net gains of $2.3 million on such trading securities sold during the period.

Interest income, dividends and other revenues decreased 17.9% to $2.3 million in the first nine months of 2013 from $2.8 million in the first nine months of 2012. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investing activities. The decrease in 2013 revenue was the result of differences in our trading desk and investment positions in these periods.

Expenses

Total expenses increased 69.2% to $165.5 million in the first nine months of 2013 from $97.8 million in the first nine months of 2012. This increase was caused by the changes in expenses described below.

Compensation and benefits expenses increased 146.6% to $122.3 million in the first nine months of 2013 from $49.6 million in the first nine months of 2012 as a result of a $76.1 million increase in variable compensation. The increase in variable compensation during 2013 was due to the significant increase in investment banking revenue in the first nine months of 2013 compared to the first nine months of 2012. This increase was partially offset by a $3.4 million decrease in fixed compensation during 2013. The Company’s compensation and benefits expenses were 55.8% of total revenue during the first nine months of 2013 compared to 53.5% in the same period in 2012.

Professional services expenses decreased 1.1% to $9.2 million in the first nine months of 2013 from $9.3 million in the first nine months of 2012. The decrease in these costs reflects a reduction in costs related to investment banking transactions partially offset by an increase in recruiting costs. Despite the increase in investment banking revenue during the first nine months of 2013 compared to 2012, related transaction costs were lower due primarily to differences in the nature of the transactions in the two periods.

Business development expenses increased 1.5% to $6.7 million in the first nine months of 2013 from $6.6 million in the first nine months of 2012. The increase in these costs is primarily due to increased corporate travel and business promotion costs partially offset by reductions in travel costs related to investment banking transactions. Despite the increase in investment banking revenue, related travel costs decreased compared to 2012 based on differences in the nature of the transactions in the two periods.

Clearing and brokerage fees decreased 35% to $3.9 million in the first nine months of 2013 from $6.0 million in the first nine months of 2012. The decrease in these costs is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs as well as a lower volume of trading activity in equity-linked products.

Occupancy and equipment expenses decreased 21.4% to $9.2 million in the first nine months of 2013 from $11.7 million in the first nine months of 2012. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space. In addition, we incurred $1.1 million of charges in the first nine months of 2012 related to the consolidation of office space with no comparable charges in 2013.

Communications expenses decreased 13.5% to $8.3 million in the first nine months of 2013 from $9.6 million in the first nine months of 2012. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives.

Other operating expenses increased 15.7% to $5.9 million in the first nine months of 2013 from $5.1 million in the first nine months of 2012. The increase in these expenses is primarily due to increased costs related to legal and regulatory matters, increased SIPC charges in 2013 as a result of increased revenues offset by the recognition of bad debt expenses in 2012 that are not comparable to 2013.

We recognized a tax benefit of $27.8 million in the first nine months of 2013 compared to a $1.2 million tax benefit in the first nine months of 2012. As described below, our 2013 tax benefit from continuing operations reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year projected taxable income. The tax benefit from continuing operations for the first nine months of 2012 includes the recognition of $1.0 million of previously unrecognized tax benefits.

The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rate, net of discrete items, for the first nine months of 2013 was (51.7)%. This tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal recognized in the second quarter of 2013. The Company’s effective tax rate, net of discrete items, for the first nine months of 2012 was 23.5%. Our effective rate excluding the previously unrecognized tax benefits noted above was 4.2% for the first nine months of 2012. The annual estimated effective tax rate for nine months ended September 30, 2012 differed from statutory rates primarily due to the utilization of net operating losses which had a full valuation allowance recorded against them, state income taxes and the release of liability for uncertain tax positions. The Company believes there is potential for volatility in its effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year.

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of September 30, 2013, the Company’s valuation allowance relates primarily to capital loss carryforwards and other-than-temporary investment write downs. In addition, the Company maintains a valuation allowance for net operating loss carryforwards that are projected to be utilized during the remainder of 2013 and are incorporated into the Company’s effective tax rate. The Company’s remaining valuation allowance as of September 30, 2013 is approximately $27.0 million.

Discontinued Operations

Income from discontinued operations, net of taxes, was $6.7 million for the nine months ended September 30, 2013 compared to $1.6 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. The 2012 results from discontinued operations during the period prior to the completion of the sale of the FBR Funds in October 2012 reflect the activities of our former fee-based asset management operations.

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

Cash Flows

As of September 30, 2013, our cash and cash equivalents totaled $201.7 million representing a net increase of $26.8 million for the first nine months of 2013. The increase is attributable to cash provided by operating activities of $95.8 million, which resulted primarily from operating income during the period. Cash provided by operating activities was offset by $40.6 million of cash used in investing activities and $28.3 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $95.8 million during the first nine months of 2013, compares to $10.4 million of cash provided by operating activities during the first nine months of 2012. The cash provided by operating activities during 2013 reflects our cash operating income during the period and the impact of a $46.0 million increase related to accrued compensation. This 2013 activity was offset by increases in customer receivables and decreases in payables that total $11.7 million. The cash provided by operating activities during the first nine months of 2012 reflects the decrease in our trading positions.

Net cash used in investing activities of $40.6 million during the first nine months of 2013 compares to net cash provided by investing activities of $3.1 million during the first nine months of 2012. The $40.6 million used in 2013 reflects principal investments purchased during the period, including $31.6 million of investment funds and $24.3 million of trading securities, offset by proceeds from securities sold during the period. The $3.1 million provided by investing activities in the first nine months of 2012 was the result of the net sales of equity investments during the period.

Net cash used in financing activities of $28.3 million during the first nine months of 2013 compares to $19.4 million used during the first nine months of 2012. The 2013 activity primarily represents the repurchase of 1.5 million shares of our common stock for $32.7 million. The 2012 activity primarily represents the repurchase of 7.3 million shares of our common stock for $20.1 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $201.7 million at September 30, 2013) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At September 30, 2013, we had no outstanding borrowings.

Assets

As of September 30, 2013, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables, and investments carried at cost. As of September 30, 2013 and December 31, 2012, our liquid assets consisted primarily of cash and cash equivalents of $201.7 million and $174.9 million, respectively.

The increase in our total assets to $435.6 million as of September 30, 2013 compared to $333.4 million as of December 31, 2012 was primarily the result of a $26.8 million increase in cash and cash equivalents discussed previously and a $30.0 million increase in deferred tax assets due to the release of a significant component of the valuation allowance that had been recorded against our deferred tax assets. In addition, the increase in our total assets includes a $15.1 million increase in due from brokers, dealers and clearing organizations, a $19.1 million increase in financial instruments at fair value and a $16.0 million increase in customer and other receivables. These increases were offset by decreases totaling $4.8 million in other assets held by the Company.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. An increase in unsettled credit and options sales transactions was the primary reason for the increase in the receivable from brokers, dealers and clearing organizations as of September 30, 2013. Such credit transactions include corporate bond and syndicated loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $16.4 million and $16.2 million, respectively, as of September 30, 2013 compared to $3.8 million and $3.7 million, respectively, as of December 31, 2012. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2013, our $101.9 million of investments primarily consisted of investments in marketable equity securities, investment funds, non-public equity securities and corporate debt investments. These investments are funded in cash and are not financed with debt.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2013, FBRCM had total regulatory net capital of $108.8 million, which exceeded its required net capital of $5.0 million by $103.8 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the nine months ended September 30, 2013, we repurchased 1.5 million shares of our common stock primarily in privately negotiated or open market transactions at weighted average share prices of $21.91 per share, for a total cost, including transaction costs, of $32.7 million.

As of September 30, 2013, we had remaining authority to repurchase up to 984 additional shares. In October 2013, the Company’s Board of Directors authorized the Company to repurchase up to an additional 2.5 million shares of its common stock.

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

Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at September 30, 2013 was approximately $217 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the nine months ended September 30, 2013. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the nine months ended September 30, 2013 was net gains of $57 thousand. Over the same period, the worst one-day trading revenues were net loss of $20 thousand which is $197 thousand less than the daily trading loss implied by the average one-day VaR for the nine months ended September 30, 2013.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2013. The fair value of the $14.3 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $15.7 million and $12.9 million, respectively, and the fair value of the $41.2 million of other equity investments would increase or decrease to $45.3 million and $37.1 million, respectively.

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

Credit Risk. Our broker-dealer subsidiary clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2013 and December 31, 2012, we have recorded no liabilities with regard to this right. During the three and nine months ended September 30, 2013 and 2012, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2013, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named as a defendant in a case relating to its role as an underwriter in residential mortgage-backed securities (“RMBS”) offerings. FBRCM is among dozens of underwriter, securitization trust and depositor defendants in an individual action filed by Cambridge Place Investment Management, Inc. in Massachusetts state court (Cambridge Place Investment Management Inc. v. Morgan Stanley et al). Cambridge’s complaint relates to the more than $2.4 billion in RMBS purchases it made in numerous underwritten offerings (of which the claims concerning FBRCM are limited to Cambridge’s purchases of a combined $22 million of RMBS in two separate offerings) and alleges that each of the defendants made misrepresentations and omissions relating to, among other things, loan-to-value ratios, appraisals, and underwriting standards, in violation of state securities laws. In October 2013, FBRCM and Cambridge executed a final settlement and release agreement to settle the case. This settlement did not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On

December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument was heard on September 26, 2013.

FBRCM has been named a defendant in four putative class action lawsuits all alleging substantially identical claims against Imperial Holdings, Inc. (“Imperial”), its officers and directors and underwriters for material misrepresentations and omissions in the registration statement and prospectus issued in connection with Imperial’s February 2011 initial public offering. The cases, all currently pending in the Southern District of Florida, are captioned: Martin J. Fuller v. Imperial Holdings, Inc., et al.; City of Roseville Employees Retirement System v. Imperial Holdings, et al.; Sauer v. Imperial Holdings, et al.; and Pondick v. Imperial Holdings, et al. The complaints allege claims under Sections 11 and 12 of the Securities Act against the lead underwriters of the offering. Imperial has assumed its contractual obligation to indemnify the underwriters. As of July 31, 2013, Imperial and all other relevant parties, including FBRCM, executed a final settlement and release agreement to settle the class action lawsuits with no direct contribution from FBRCM; all appropriate motions for preliminary court approval of the class-action settlement are expected to be filed in the fourth quarter of 2013.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving the Company are at a preliminary stage, based on management’s review with counsel and present information known by management, loss contingencies for these matters are not probable and estimable as of September 30, 2013.

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

As of September 30, 2013, there have been no material changes to our risk factors as previously disclosed in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2013, Crestview Advisors, L.L.C. (“Crestview Advisors”) (i) agreed to exercise an outstanding option to purchase 38,461 shares of common stock of the Company at an exercise price of $16.40 per share, and the Company agreed to repurchase those shares at a price of $26.25 per share, and (ii) agreed to exercise an outstanding option to purchase 15,908 shares of common stock of the Company at an exercise price of $14.52 per share, and the Company agreed to repurchase those shares at a price of $26.25 per share. On September 13, 2013, the Company issued all 54,369 option shares to Crestview Advisors for aggregate proceeds of $861,745 in reliance on the exemption from the registration requirements contained in Section 4(2) of the Securities Act of 1933, as amended, and immediately repurchased those shares for an aggregate repurchase price of $1,427,186.

The following table provides information on the Company’s share repurchases during the third quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2013	—	$—	—	777,712
August 1 to August 31, 2013	—	—	—	777,712
September 1 to September 30, 2013	776,728	26.28	776,728	984

Total	776,728	$26.28	776,728	984

(1)	On October 22, 2013, the Board of Directors of the Company approved a 2.5 million share increase in the number of shares of common stock that the Company is authorized to repurchase.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.01	2006 Long-Term Incentive Plan, as amended and restated effective October 22, 2013.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: November 8, 2013	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2013	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)