Form 10-K
period 2013-12-31
FBR & Co.
filed 2014-03-14
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer  ☐             Accelerated Filer  ☒            Non-Accelerated Filer   ☐            Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2013 was approximately $234.8 million based on the closing price of the registrant’s common stock on such date as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On March 3, 2014, there were 10,473,373 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR & Co. 2014 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2014)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks identified under the section captioned “Risk Factors” in this Form 10-K;

•	general volatility of the capital markets and the possibility that an active public trading market for our common stock cannot be sustained;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	our ability to retain our senior professionals;

•	pricing and other competitive pressures;

•	changes in laws and regulations and industry practices that adversely affect our underwriting, sales and trading business;

•	incurrence of losses in the future;

•	the singular nature of our capital markets and strategic advisory engagements;

•	competition among financial services firms for business and personnel;

•	larger and more frequent capital commitments in our trading and underwriting businesses;

•	limitations on our access to capital;

•	malfunctioning or failure in our operations and infrastructure;

•	our entry into new business areas, including entry through strategic investments, acquisitions and joint ventures;

•	failure to achieve and maintain effective internal controls;

•	declines in the market value and/or net asset value of our principal investments;

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	the overall environment for interest rates;

•	changes in our business strategy; and

•	availability, terms and deployment of capital.

Forward-looking statements speak only as of the date they are made, and we will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate, and there are no guarantees about our performance. This Form 10-K, including the consolidated financial statements and notes thereto and the documents incorporated by reference, should be read for a complete understanding of our business, an investment in our company and the risks and other uncertainties associated with our business or an investment in our company.

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

Overview

FBR & Co. is a full-service investment banking and institutional brokerage firm with a particular focus on executing initial equity placements for issuers with institutional investors. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiary, FBR Capital Markets & Co. (“FBRCM”), an SEC-registered broker-dealer, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;

•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;

•	institutional sales and trading services focused on equities, equity-linked securities, listed options, high-yield bonds, senior debt and bank loans; and

•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). Approximately 71% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus our capital markets business. We also make principal investments, including merchant banking investments, with our own capital.

In October 2012, we completed the sale of the assets related to the management of our mutual fund business. As a result, we are no longer engaged in the asset management business and now report the results of our asset management operations as discontinued operations. See Note 12 to our consolidated financial statements included in this Form 10-K.

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

Business Segments

Our business is comprised of two separate segments: capital markets, which includes investment banking, institutional brokerage and research; and principal investing.

Financial information concerning our company for the fiscal years ended December 31, 2013, 2012, and 2011, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 13 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking, institutional brokerage and research professionals through FBRCM. These professionals provide investment banking services, including capital raising and financial advisory services for our corporate issuer clients, and institutional brokerage services including sales, trading, and research services, to our institutional investor clients. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our investment banking clients and to provide them with capital raising and financial advisory services. We currently provide capital raising services through industry specific investment banking teams that focus on the diversified industrials, energy and natural resources, financial institutions, healthcare, insurance and real estate industries. These teams work closely with our equity, equity-linked and debt capital markets personnel in originating and executing capital markets transactions. In addition to our industry specific teams, our financial sponsors investment banking group delivers investment banking products and solutions to the private equity community and their portfolio companies, and our financial advisory investment banking group delivers a broad range financial advisory services to our investment banking clients.

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

Capital Raising. We have developed a strong market presence as a leading underwriter of equity securities in the United States. We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all backed by extensive due diligence. We offer a wide range of financial products and services designed to serve the needs of our investment banking clients, including private common equity offerings, initial public, follow-on, and secondary offerings of common equity, convertible debt offerings, public and private preferred equity offerings, high-yield debt offerings and bank-loan syndication.

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

Institutional Brokerage. We believe our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries on which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and provide trade execution and sales and trading services to a diverse institutional client base. Many of our institutional clients have been long-standing investors in transactions that our investment banking teams have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

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

Principal Investing

Our principal investing activity consists primarily of investments in non-registered investment funds that are managed by third parties, merchant banking and other equity investments, and corporate debt investments. We have historically made merchant banking investments in selected transactions that our investment banking group underwrites. This strategy involves investing our capital alongside the capital of our institutional clients.

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

Compliance, Legal, and Risk Management

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and for our procedures with regard to our exposure to market, credit, operations, liquidity, regulatory, legal and reputational risk. In addition, compliance personnel test for compliance by our personnel with our policies and procedures. Our legal personnel also provide legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Financial Information about Geographic Areas

We operate predominately in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions. For a summary of net revenues from continuing operations attributable to international operations, see Note 13 to our consolidated financial statements included in this Form 10-K. Our long lived assets attributable to foreign operations have been immaterial for the last three fiscal years.

Competition

As a full-service investment banking and institutional brokerage firm, all aspects of our business are intensely competitive. Our competitors include large, fully integrated bank holding companies, as well as other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. In particular, the ability to provide bank loan financing has become an important advantage for some of our largest competitors. We believe that the principal factors that allow us to compete effectively include the strength and extent of our client relationships, our reputation and track record, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

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

Employees

As of December 31, 2013, we had 302 employees, in comparison to the 256 employees we had as of December 31, 2012. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of current conditions in the financial markets and the economy, regulators have increased their focus on the regulation of the financial services industry. Legislation in recent years, including the Dodd-Frank Wall Street Reform and Consumer Protection Act

(“Dodd-Frank”), has substantially intensified the regulation of the financial services industry. Among other things, Dodd-Frank has expanded the authority of our existing regulators, broadened reporting requirements and regulation relating to executive compensation, and expanded the standards for market participants dealing with clients and customers. In addition, conditions in the global financial markets have caused regulatory agencies to increase their examination, enforcement and rulemaking activities. This regulatory environment will likely alter certain financial industry business practices and change the competitive landscape, which may have an adverse effect on our business, financial condition and results of operation.

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

In connection with the sale of the assets related to our mutual fund business, in the fourth quarter of 2012 we terminated the registration with the SEC as an investment advisor of our subsidiary FBR Fund Advisers, Inc., and in the first quarter of 2013 we terminated the SEC broker-dealer registration of our subsidiary FBR Investment Services, Inc.

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

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from FBRCM, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times FBRCM has been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA. The failure of FBRCM to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in FBRCM’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to us and to FBRCM.

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

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. Acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the New York Stock Exchange (the “NYSE”) and FINRA have adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the United States reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies.

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

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed on us for infractions of various regulations relating to its activities.

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

Risks Related to Our Business

Our businesses have been and may in the future be materially and adversely affected by financial market conditions and economic conditions generally.

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, particularly the equity capital markets, and economic conditions generally. Although conditions in the financial markets significantly improved in 2013, the liquidity seen in the markets prior to 2008 has not yet returned. Lower levels of liquidity continue to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

Our investment banking revenues are directly related to the number and size of the transactions in which we participate. Any future market downturns that affect the size and number of capital raising transactions will likely have a negative impact on our investment banking business. Sustained market downturns and credit market dislocations and liquidity issues in the future would also likely lead to a further decline in the volume of secondary market trading that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally less profitable for us.

Our financial results may fluctuate substantially from quarter to quarter.

We have experienced, and expect to experience in the future, significant quarterly variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s securities offering may be delayed or terminated because of adverse market conditions, failure to obtain necessary regulatory approvals or unexpected financial or other problems in the client’s business. If the parties fail to complete an offering in which we are participating as an underwriter or placement agent, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on early-stage companies in certain sectors, as the market for securities of these companies may experience significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities, and the fact most of our investment banking revenue is generated from a relatively small number of significant transactions. More companies initiating the process of an initial public offering are simultaneously exploring M&A exit opportunities. Our investment banking revenues would be adversely affected in the event that an initial equity offering for which we are acting as an underwriter is preempted by the company’s sale if we are not engaged as a strategic advisor in such sale. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis.

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

We have incurred losses in prior periods and may incur losses in the future.

We have incurred losses in prior periods. We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

We commit our capital to maintain trading positions in the equity, convertible securities, debt and listed options markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may materially affect our results of operations in a given period. Although, as discussed below, we take measures to manage market risk, we may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. Additionally, to the extent that we purchase “when issued” securities (i.e., securities that are trading but have not been issued by the issuer) from our trading clients between the pricing date and closing date of an issuer’s securities offering, we may be unable to sell those securities if an adverse event occurs between the pricing and closing date that changes the terms of such offering or securities.

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

Many financial services firms commit their own capital as part of their business activities. For example, in order to win business, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant shareholders, instead of the more traditional marketed underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. Additionally, standard securities underwritings require investment banks to commit large amounts of capital prior to the closing of such offerings. We have committed capital in these ways, and expect in the future that we will continue to do so from time to time. As a result, we will be subject to risk as we commit capital to facilitate primarily client-driven business and, therefore, may suffer losses even when economic and market conditions are generally favorable for others in the industry.

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

We have grown and may continue to grow our core businesses through both internal expansion and through external group hiring, strategic investments, acquisitions or joint ventures. To the extent we make external group hires, strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties, including those that may relate to financial commitments undertaken in connection with any such activity, as well as those that relate to combining or integrating the relevant people, businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

Our due diligence may not reveal all of a portfolio company’s or investment fund’s liabilities and may not reveal other weaknesses in a portfolio company’s or investment fund’s business.

Before we make principal investments, we assess the strength and skills of an entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the company or investment fund. We cannot assure you that our due diligence processes will uncover all relevant facts or risks about a company or investment fund in which we make a principal investment, or that any such investment will be successful. Any unsuccessful principal investments may have a material adverse effect on our financial condition and results of operation.

In any potential principal investment, we depend on management and have limited ability to influence management of companies and/or investment funds in which we have invested.

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

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make our principal investments through an affiliate of FBRCM, a registered broker-dealer in the U.S., our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, FINRA and other governmental authorities. As a result, the rules of the SEC, FINRA, and other governmental authorities and self-regulatory organizations may limit our ability to invest in initial public offerings as well as other offerings of companies whose securities are underwritten or privately placed by FBRCM.

Prices of the equity securities of new entities in which we make principal investments may be volatile. We may make principal investments that are significant relative to the subject company’s overall capitalization, and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities.

The disposition value of our principal investments is dependent upon general and specific market conditions which could result in a decline of the value of these investments. Additionally, due to FINRA rules regarding underwriting compensation, securities we purchase in our private placements may be subject to a 180-day lockup period or longer beginning on the effective date of the issuer’s IPO or resale registration statement. Such lockup periods could affect our ability to dispose of our principal investments at opportune prices.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise or investment fund, we cannot assure you that the market value of the investment will not decline, perhaps materially, as a result of general market conditions. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies or alternative asset class investments of the type in which we invest could result in a decline in the value of our investments.

Our capital markets business is dependent on cash inflows to the mutual fund industry and other pooled investment vehicles, which could result in our experiencing operating losses if cash flows slow.

A slowdown or reversal of cash inflows to the mutual fund industry and other pooled investment vehicles could lead to lower capital markets revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public and private offerings underwritten by FBRCM and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for public or private offerings, our capital markets business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings.

We make principal and merchant banking investments that are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a further decline in market value of our investment securities may further reduce our book value. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings, as will a decline in the value of securities classified as trading for accounting purposes.

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

We invest our excess capital from time to time in highly liquid investments. “Long” investments that are sensitive to interest rate fluctuations will decline in value if long-term interest rates increase, and “short” investments that are sensitive to interest rate risk will decline in value if long-term interest rates decrease. Declines in market value may ultimately reduce earnings or result in losses to us.

In addition, changes in interest rates may impact some of our principal investments and/or merchant banking investments in companies whose business models are sensitive to interest rates.

If we become subject to the registration requirements of the 1940 Act as a result of our principal investing activities, our ability to operate our business as contemplated would be impaired and our operating results would be adversely affected.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under 1940 Act. However, if anything were to happen which would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us and our subsidiaries, and materially adversely affect our business, financial condition and results of operations.

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

Under the provisions of Section 13 of the Worker, Homeownership, and Business Act of 2009, enacted on November 6, 2009, we elected to use a five year carryback period for the domestic federal NOL incurred in 2008. As a result, we do not have any domestic federal NOL carryover that would be subject to limitations of Section 382. As of the end of 2013, we had NCL carryovers and certain built-in losses that would be subject to an annual Section 382 limitation.

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

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, FINRA, and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The specific impact of Dodd-Frank on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies continue to develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets and principal investing segments at that location. We occupy four leased floors of our headquarters building in Arlington, Virginia pursuant to a lease agreement that expires on November 30, 2014. On November 15, 2013 we entered into a lease agreement for new principal executive offices that will be located at 1300 N. 17th Street, Arlington, VA and which we expect to occupy by October 1, 2014. We also lease office space in the following locations where we conduct certain portions of our capital markets operations: Boston, Massachusetts; Dallas, Texas; Houston, Texas; Irvine, California; New York, New York; and San Francisco, California. We believe that the present and newly leased facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2013, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In the past, FBRCM has been named as a defendant in a small number of securities claims involving investment banking clients of FBRCM as a result of FBRCM’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBRCM against certain claims or liabilities, including claims or liabilities under the Securities Act, or contribute to payments which FBRCM is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument was heard on September 26, 2013. The 10th Circuit Court of Appeals ruling on this appeal is pending.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter is not probable and estimable as of December 31, 2013.

In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and self regulatory organizations involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend any such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, operating results and liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Select MarketSM under the symbol “FBRC.” As of March 3, 2014, there were 10,473,373 shares of our common stock outstanding and approximately 14 holders of record. Such information was obtained through our registrar and transfer agent. The tables below shows the actual high and low closing sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$29.78	$24.57
Third Quarter	30.75	25.78
Second Quarter	25.80	17.71
First Quarter(1)	19.23	15.24

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2012:
Fourth Quarter(1)	$15.76	$11.48
Third Quarter(1)	13.88	10.68
Second Quarter(1)	12.00	9.44
First Quarter(1)	11.04	8.00

(1)	On February 28, 2013, the Company affected a one-for-four reverse stock split of its issued and outstanding common stock. The table provides the actual high and low sales prices for our common stock on The NASDAQ Global Select MarketSM as adjusted to give retroactive effect to the one-for-four reverse stock.

Dividends

For the years ended December 31, 2013 and 2012, our Board of Directors has not authorized and we have not declared or paid any cash dividends on our common stock.

Share Repurchases

During 2013, we repurchased 2.4 million shares of our common stock in privately negotiated or open market transactions at weighted average share prices of $23.36 per share, for a total cost of $55.5 million. The following table provides information on the Company’s share repurchases during the fourth quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2013	—	$—	—	2,500,984
November 1 to November 30, 2013	148,475	26.04	148,475	2,352,509
December 1 to December 31, 2013	736,843	25.75	736,843	1,615,666

Total	885,318	$25.80	885,318	1,615,666

(1)	On October 22, 2013, the Board of Directors of the Company approved a 2,500,000 share increase to the number of shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 2,500,984 shares of which 1,615,666 shares remained authorized for repurchase as of December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$186,516	$84,144	$42,862	$98,768	$121,007
Advisory	9,697	6,525	15,284	19,505	17,716
Institutional brokerage	53,738	52,472	78,457	100,091	132,628
Net investment income (loss)	6,920	4,906	(9,664)	9,162	1,577
Interest, dividends & other	2,950	3,445	5,288	4,879	5,794

Total revenues	259,821	151,492	132,227	232,405	278,722
Interest expense	—	—	—	—	252

Revenue, net of interest expense	259,821	151,492	132,227	232,405	278,470

Non-interest expenses:
Compensation and benefits	144,720	82,672	99,808	174,967	185,428
Professional services	12,326	12,839	11,629	18,054	20,580
Business development	9,602	9,394	10,753	14,007	12,917
Clearing and brokerage fees	4,922	7,490	11,928	13,129	13,896
Occupancy and equipment	12,271	15,755	19,034	24,797	32,251
Communications	11,101	12,553	16,402	19,423	20,670
Impairment of goodwill	—	—	5,882	—	—
Other operating expenses	7,609	6,861	8,119	9,618	10,967

Total non-interest expenses	202,551	147,564	183,555	273,995	296,709

Income (loss) from continuing operations before income taxes	57,270	3,928	(51,328)	(41,590)	(18,239)
Income tax benefit	(27,483)	(1,078)	(243)	(4,097)	(842)

Income (loss) from continuing operations, net of taxes	84,753	5,006	(51,085)	(37,493)	(17,397)
Income (loss) from discontinued operations, net of taxes	8,159	24,685	1,436	(65)	(10,254)

Net income (loss)	$92,912	$29,691	$(49,649)	$(37,558)	$(27,651)

Basic income (loss) per share(1):
Income (loss) from continuing operations, net of taxes	$7.09	$0.38	$(3.36)	$(2.36)	$(1.16)
Income (loss) from discontinued operations, net of taxes	0.68	1.86	0.10	0.00	(0.68)

Basic income (loss) per share	$7.77	$2.24	$(3.26)	$(2.36)	$(1.84)

Diluted income (loss) per share(1):
Income (loss) from continuing operations, net of taxes	$6.54	$0.36	$(3.36)	$(2.36)	$(1.16)
Income (loss) from discontinued operations, net of taxes	0.63	1.79	0.10	0.00	(0.68)

Diluted income (loss) per share	$7.17	$2.15	$(3.26)	$(2.36)	$(1.84)

Weighted-average shares (in thousands):
Basic(1)	11,963	13,274	15,210	15,886	15,023
Diluted(1)	12,960	13,798	15,210	15,886	15,023

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$207,973	$174,925	$135,792	$236,077	$275,506
Financial instruments owned, at fair value	144,743	121,404	100,634	86,400	104,124
Other investment, at cost	7,681	8,388	25,744	45,224	33,974
Due from brokers, dealers, and clearing organizations	4,949	4,670	6,048	15,463	96,477
Other	45,226	24,057	29,865	48,303	46,244

Total assets	$410,572	$333,444	$298,083	$431,467	$556,325

Liabilities:
Securities sold but not yet purchased, at fair value	$42,241	$56,929	$35,496	$55,444	$51,669
Accrued compensation, accounts payable and other liabilities	68,853	32,953	31,040	77,209	94,989
Due to brokers, dealers, and clearing organizations	8,701	3,698	6,250	7,323	90,168

Total liabilities	119,795	93,580	72,786	139,976	236,826

Shareholders’ equity	290,777	239,864	225,297	291,491	319,499

Total liabilities and shareholders’ equity	$410,572	$333,444	$298,083	$431,467	$556,325

	Year ended December 31,
	2013	2012	2011	2010	2009
Statistical Data:
Total employees(2)	302	256	295	501	595
Net revenue per employee(3)	$952	$591	$362	$450	$503
Compensation and benefits expense as a percentage of net revenues	56%	55%	72%	74%	66%

(1)	On February 28, 2013, the Company affected a one-for-four reverse stock split of its issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, and resulted in the reclassification of certain previously reported amounts in the consolidated financial statements, these changes and reclassifications had no effect on the Company’s total shareholder’s equity.
(2)	As of end of the period reported.
(3)	Based on average of employees as of the end of each quarter.

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

Overview

FBR & Co. is a full-service investment banking and institutional brokerage firm with a particular focus on executing initial equity placements for issuers with institutional investors. In addition, we make principal investments, including merchant banking investments, with our own capital. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiary, FBR Capital Markets & Co. (“FBRCM”), an SEC-registered broker-dealer, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity and debt;

•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;

•	institutional sales and trading services focused on equities, equity-linked securities, listed options, high-yield bonds, senior debt and bank loans; and

•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). Approximately 71% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus our capital markets business. We also make principal investments, including merchant banking investments, with our own capital.

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

Business Environment

U.S. equity markets continued their overall strong performance in the fourth quarter of 2013. Despite this investment performance and positive fund flows, equity trading volumes continued their multi-year trend lower which maintained pressure on trading businesses. Increases in capital raised in the equity capital markets as well as transaction volume in 2013 are indicative of improved market conditions compared to the prior year.

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

We believe capital markets conditions remain favorable as positive fund flows and extraordinary low interest rates have combined to provide significant support to equity prices and high-yield bond prices. Over the last year, investors have been increasingly focused on higher risk assets due to strong market performance and in order to achieve targeted investment returns. This move toward risk continues to be underpinned by the accommodating stance of the Federal Reserve. While the Federal Reserve has begun to reduce the rate of its bond purchases, the market continues to benefit from a combination of low interest rates and significant bond market purchases. Material changes to these policies are likely to create market volatility if and when they occur.

Executive Summary

For the year ended December 31, 2013, our net income was $92.9 million compared to net income of $29.7 million in 2012 and a net loss of $49.6 million in 2011. Our total revenues from continuing operations in 2013 were $259.8 million, our pre-tax income was $57.3 million, and our net income from continuing operations, reflecting a $27.5 million income tax benefit, was $84.8 million. These results compare to total revenues from continuing operations in 2012 and 2011 of $151.5 million and $132.2 million, respectively, pre-tax income of $3.9 million and a pre-tax loss of $51.3 million, respectively. Our net income from continuing operations was $5.0 million in 2012, and in 2011 our net loss from continuing operations was $51.1 million.

The improvement in our operating results in 2013 compared to 2012 and 2011 was primarily due to a $105.5 million increase in investment banking revenue in 2013 compared to 2012 and a $138.1 million increase in investment banking revenue compared to 2011. In addition, the improvement in our results in both 2013 and 2012 reflect the effects of the steps we have taken to reduce our fixed costs and changes made to our variable cost structure. In response to the difficult domestic equity market environment, late in 2011 we implemented a restructuring plan intended to reduce our fixed expenses by 35%, principally through reductions in our workforce. As a result of these changes, our non-compensation fixed expenses in 2013 and 2012 were $43.6 million and $45.1 million, respectively. These fixed expenses were $13.6 million and $12.1 million, respectively, less than comparable non-compensation fixed expenses in 2011. While we have made significant reductions to our headcount, with our year end 2013 headcount down 40% compared to the start of 2011, we do not believe that these actions have changed the fundamental composition or strength of our franchise. Rather, as evidenced by our performance in both 2013 and 2012, we believe that the changes to our cost structure have better positioned the Company to generate higher levels of revenue per employee and operate profitably in most market environments.

Our net income from continuing operations in 2013 includes a $27.5 million income tax benefit reflecting the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year taxable income. The valuation allowance reversal was recognized in the second quarter of 2013 based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

Our 2013 net income includes $8.2 million from discontinued operations compared to $24.7 million in 2012 and $1.4 million in 2011. The $24.7 million of net income from discontinued operations in 2012 was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and which was received in November 2013. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale.

During 2013, we repurchased 2.4 million shares of our common stock at an average price of $23.36 per share and a total cost of $55.5 million. In total, for the three years ended December 31, 2013, we have repurchased 6.3 million shares of our common stock at an average price of $15.81 per share and a total cost of approximately $100 million. We ended 2013 with $290.8 million of total equity, $208.0 million in cash and no debt.

The following is an analysis of our operating results by segment for the years ended December 31, 2013, 2012 and 2011.

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

	For the year ended December 31,
	2013	2012	2011
Revenues, net of interest expense:
Investment banking	$196,213	$90,669	$58,146
Institutional brokerage	53,738	52,472	78,457
Net interest income, dividends, and other	1,482	2,145	3,237

Total	251,433	145,286	139,840

Operating Expenses:
Variable	103,755	45,977	40,766
Fixed	96,121	98,919	135,049
Impairment of goodwill	—	—	5,882

Total(1)	199,876	144,896	181,697

Pre-tax income (loss)	$51,557	$390	$(41,857)

(1)	For the years ended December 31, 2013, 2012, and 2011, total operating expenses includes the allocation of corporate overhead costs of $25,563, $25,226, and $33,778, respectively.

The pre-tax income from our capital markets segment was $51.6 million in 2013 compared to $0.4 million in 2012 and a pre-tax loss of $41.9 million in 2011. The improvement in our pre-tax results was primarily attributable to the significant increase in our investment banking revenue in 2013 compared to prior years. Investment banking revenues increased $105.5 million to $196.2 million or 116.4% from $90.7 million in 2012 and increased $138.1 million or 237.4% compared to 2011. The improvement in our pre-tax income in both 2013 and 2012 is also due to reductions in our fixed costs in these years as compared to 2011. These decreases in fixed costs are attributable to both the reduction in employees noted above and the impact other non-compensation cost reduction initiatives. In addition, our 2011 results include a $5.9 million goodwill impairment charge that isn’t comparable to either 2013 or 2012.

Variable expenses increased $57.8 million to $103.8 million in 2013 from $46.0 million in 2012 as a result of the increase in our revenues. Our 2013 variable costs reflect a $63.4 million increase in variable compensation that is attributable to the increase in revenues and the Company’s improved performance. Our total compensation as a percentage of revenues in this segment was 56.7% in 2013 compared to 55.8% in 2012. The increase in variable compensation was partially offset by a $5.6 million decrease in non compensation variable costs. The decrease in non compensation variable costs was due to the $2.6 million reduction in clearing and brokerage fees as well as a $2.3 million decrease in investment banking transactions costs and other fees. Investment banking transaction costs decreased in 2013 compared to 2012 despite the increase in revenues due to differences in the nature of the transactions in the two periods.

Investment banking revenues increased $105.5 million to $196.2 million or 116.4% from $90.7 million in 2012. These 2013 revenues result from the completion of 66 transactions representing a total of $16 billion in transaction volume. Our 2013 results included $134.0 million of capital raising fees earned from six sole-managed private placement transactions. Our 2012 results include $70.4 million of capital raising fees earned from six sole-managed private placement transactions that were completed during the year. The increased revenue in 2013 is due to the larger size of transactions completed in 2013 compared to 2012.

Our institutional brokerage revenues increased $1.3 million to $53.7 million in 2013 from $52.5 million in 2012. This increase was primarily a result of addition of new client relationships and gains in market share from existing clients. The increase is also due to factors such as the increase in capital raising transactions in 2013 and the Company’s continued investment in research.

The pre-tax income from our capital markets segment was $0.4 million in 2012 compared to a pre-tax loss of $41.9 million in 2011. This improvement in our pre-tax results was primarily attributable to the decrease in our fixed costs during 2012 compared to 2011. Fixed expenses decreased $36.1 million, or 26.7%, in 2012 compared to 2011 and were down $74.4 million, or 42.9% compared to 2010. These decreases were attributable to both the reduction in employees noted above and the impact of other non-compensation cost reduction initiatives. In addition, our 2011 results include a $5.9 million goodwill impairment charge that isn’t comparable to 2012.

Variable expenses increased $5.2 million, or 12.7%, in 2012 compared to 2011 primarily due to increased variable compensation costs. Our 2012 variable costs also reflect the net effects of increased costs related to investment banking transactions due to increased investment banking revenue and reduced clearing and brokerage fees due to lower institutional brokerage revenue. The increase in variable compensation in 2012 was attributable to the increase in revenues and the Company’s improved performance compared to 2011. The increase in costs related to investment banking transactions in 2012 was directly related to the increase in transaction volumes in 2012 and the nature of these transactions, while the decrease in clearing and brokerage fees is due to the reduction in equity trading volumes.

Investment banking revenues increased $32.6 million to $90.7 million in 2012 from $58.1 million in 2011. Our 2012 results included $70.4 million of capital raising fees earned from sole-managed private placement transactions that were completed during the year. The increased revenue in 2012 reflects a higher volume of capital raising activity as a result of improved market conditions. Our results in 2011 include $26.3 million in revenues from private placement transactions and an overall lower volume of capital raising activity reflecting an industry-wide decrease in equity capital raising activity during that time.

Our institutional brokerage revenues decreased $26.0 million to $52.5 million in 2012 from $78.5 million in 2011. This decrease was primarily a result of the decrease in overall industry-wide equity trading volume during 2012, a decrease in principal transaction revenues from our convertible and credit desks and the reduction in our headcount.

Principal Investing

As of December 31, 2013, our principal investing activity consists of investments in non-registered investment funds that are managed by third parties, merchant banking and other equity investments, and corporate debt investments. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues, net of interest expense:
Net investment income (loss)	$6,920	$4,906	$(9,665)
Net interest income, dividends, and other	1,468	1,299	2,049

Total	8,388	6,205	(7,616)

Operating Expenses:
Variable	1,179	761	6
Fixed	1,496	434	358

Total(1)	2,675	1,195	364

Pre-tax income (loss)	$5,713	$5,010	$(7,980)

(1)	Substantially all of the operating expense for the years ending December 31, 2013, 2012, and 2011 represent allocated corporate overhead and other allocated costs.

The following table details the components of net investment income/loss for the periods specified (dollars in thousands):

	For the year ended December 31,
	2013	2012	2011
Income (loss) on investment funds and merchant banking and other investments	$7,465	$4,906	$(2,104)
Other-than-temporary impairment losses on merchant banking and other equity investments	(545)	—	(7,561)

Total	$6,920	$4,906	$(9,665)

The pre-tax income from our principal investing segment was $5.7 million in 2013 compared to $5.0 million in 2012 and a pre-tax loss of $7.9 million in 2011. The improvement in our pre-tax results was primarily attributable to the increase in net investment income in 2013 compared to prior years, partially offset by increased direct costs as well as allocated costs. Net investment income in 2013 includes $4.3 million of net unrealized gains from investment funds, $2.5 million of net realized and unrealized gains from trading securities held for investment purposes and a $0.5 million impairment loss related to an available-for-sale investment security. Our net investment income in 2012 includes $0.7 million of net unrealized gains from investment funds and $4.2 million of net realized and unrealized gains from trading securities held for investment purposes. Our net interest income, dividends and other income increased $0.2 million during 2013 primarily due to increases in investment positions in 2013 compared to 2012.

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

Investments

The total value of our principal investments was $94.2 million as of December 31, 2013. Of this total, $61.2 million was held in non-registered investment funds that primarily invest in fixed income securities, $25.3 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $7.7 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of December 31, 2013 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$61,197
Marketable and non-public equity securities and warrants, at fair value	25,349

Total	$86,546
Investments, at cost:
Oil and Gas Equipment Manufacturer (Note)	5,000
Other	2,681

Total	$7,681

Total investments	$94,227

As of December 31, 2013, the $61.2 million of investment funds reflects investments in 14 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. The Company classifies these investments within Level 3 of the fair value hierarchy as the underlying securities held by these investment companies are primarily corporate and asset-back fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

	For year ended December 31,
	2013	2012	2011
Revenues	$—	$14,275	$14,924
Gain on sale of assets	8,944	24,189	—
Expenses	170	12,514	13,475

Income from discontinued operations before income taxes	8,774	25,950	1,449
Income tax provision	615	1,265	13

Income from discontinued operations, net of taxes	$8,159	$24,685	$1,436

For the year ended December 31, 2013, we generated $8.2 million of net income from discontinued operations compared to $24.7 million in 2012 and $1.4 million in 2011. The $24.7 million of net income from discontinued operations in 2012 was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provisions recognized in 2013 and 2012 relate primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

Regarding our proceeds from this sale, in accordance with the asset sale agreement, we received an initial payment upon closing in October 2012 and a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, we received proceeds of $19.7 million representing an initial payment equal to 60% of the sales price as calculated on the closing date and we received $19.3 million representing the remaining 40% of the sales price as calculated on the first anniversary of the closing in the fourth quarter of 2013. In total, we received $39.0 million from this sale and generated a pre-tax gain of $33.1 million.

Our 2012 net income from discontinued operations was primarily derived from the gain recorded on the asset sale and is not comparable to 2011. The 2012 results from discontinued operations during the period prior to the sale as well as our 2011 results reflect the activities of our former fee-based asset management operations. The $24.2 million gain recorded on the asset sale in 2012 included an estimate of the contingent payment to be received in 2013. Specifically, as of December 31, 2012, we valued this contingent payment at $9.8 million. This value reflected an approximate 25% discount to the assets under management at closing and was recorded as a receivable on our balance sheet. The value recorded was based on our consideration of various factors outside of our control that could have had a significant effect on the value of prospective assets under management. As discussed above, based primarily on market appreciation during 2013, the Company received $19.3 million representing the remaining 40% of the sales price in the fourth quarter of 2013.

Costs related to the sale were expensed as incurred during 2012 year and were comprised primarily of professional fees, including costs for advisory services, legal services and costs associated with the fund shareholder proxy. In addition, upon the close of the sale, we recognized in expense our remaining management contract intangible assets with a value of $1.9 million at that time. Subsequent to the sale, we do not hold any intangible assets on our balance sheet. During 2013, we incurred additional costs related to the sale of $0.5 million. These costs were directly related to the increase in value of the assets under management and the related amount of contingent proceeds received by the Company.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses in institutional brokerage; and with respect to principal investing activities, net investment income, including realized gains or losses, and dividends from merchant banking investments, earnings from investment funds, and net interest income from principal investing activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the industries in which we focus our efforts. Institutional brokerage revenues from agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales, and trading staff. Principal brokerage transactions are dependent on these same factors and on trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Accordingly, our revenues in these areas have fluctuated in the past, and we anticipate that they are likely to continue to fluctuate in the future, based on these factors.

In our principal investing activities, merchant banking and other investments are subject to market risk, as well as, any number of specific additional risks related to each investment. As a result, net investment income and dividends generated from these investments will vary and cannot be accurately predicted.

Investment Banking

Capital raising revenue consists of placement fees, underwriting discounts, selling concessions, management fees and reimbursed expenses associated with private placements and underwriting activities of equity and debt. We act in varying capacities in our capital raising activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Advisory revenue consists primarily of advisory fees and reimbursed expenses associated with such activities. Advisory fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Institutional Brokerage

Institutional brokerage revenues consist of commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses. Gains and losses result primarily from market price fluctuations that occur while holding positions in our trading security inventory. Revenues generated from securities transactions and related commission income and expense are recorded on the trade date. Institutional brokerage revenues also include fees received by the Company for equity research.

Net Investment Income

Net investment income includes net realized gains or losses on sale of equity and debt securities, unrealized gains and losses on investments designated as trading as well as any applicable impairment losses related to investments in marketable and non-public equity securities. Net investment income also includes income or loss from investment funds that we hold, reflecting changes in the net asset values of the funds.

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

Other operating expenses include professional liability and property insurance, business license taxes and registration fees, board of directors’ costs, offices supplies, interest related to taxes, penalties and fees, printing and copying, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data related to our continuing operations as a percentage of revenues.

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
Investment banking:
Capital raising	71.8%	55.5%	32.4%
Advisory	3.7%	4.3%	11.6%

Subtotal	75.5%	59.8%	44.0%

Institutional brokerage	20.7%	34.7%	59.3%
Net investment income (loss)	2.7%	3.2%	(7.3)%
Interest, dividends & other	1.1%	2.3%	4.0%

Total revenues	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	55.7%	54.6%	75.5%
Professional services	4.7%	8.5%	8.8%
Business development	3.7%	6.2%	8.1%
Clearing and brokerage fees	1.9%	4.9%	9.0%
Occupancy and equipment	4.7%	10.4%	14.4%
Communications	4.3%	8.3%	12.4%
Impairment of goodwill	—	—	4.4%
Other operating expenses	3.0%	4.5%	6.1%

Total non-interest expenses	78.0%	97.4%	138.7%

Income (loss) before income taxes	22.0%	2.6%	(38.7)%

Comparison of the Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, our net income was $92.9 million compared to net income of $29.7 million in 2012. This increase in net income was primarily the result of a $105.5 million increase in investment banking revenue in 2013 compared to 2012 and a $27.5 million tax benefit, reflecting the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets, recognized in 2013 that is not comparable to 2012. These amounts were partially offset by a reduction in net income from discontinued operations. Our 2013 net income includes $8.2 million of net income from discontinued operations compared to $24.7 million in 2012.

Our pre-tax income from continuing operations was $57.3 million in 2013 compared to $3.9 million in 2012. The improvement in our operating results in 2013 compared to 2012 was primarily due to a $105.5 million increase in investment banking revenue in 2013 compared to 2012.

The pre-tax income from our capital markets segment was $51.6 million in 2013 as compared to $0.4 million in 2012. The improvement in these pre-tax results was primarily attributable to the increase in investment banking revenue discussed above. The pre-tax income from our principal investing segment was $5.7 million in 2013 as compared to $5.0 million in 2012. The improvement in our principal investing results was primarily attributable to the increase in net investment income in 2013 compared to the prior year, partially offset by increased direct costs as well as allocated costs.

Revenues

Our revenues increased 71.5% to $259.8 million during 2013 from $151.5 million during 2012 due to the changes in revenues discussed below.

Capital raising revenues increased 121.8% to $186.5 million in 2013 from $84.1 million in 2012. The increase was attributable to completing more and larger sole-managed transactions in 2013 compared to 2012. During 2013 we completed 66 client engagements with contributions from each of the Company’s industry groups, including six sole-managed equity private placements that generated $134.0 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013. Our revenues from public equity and debt transactions were $46.4 million in 2013. Our revenues from private placements during 2012 were $70.4 million and related almost entirely to six sole-managed equity private placements, however, the size of these transactions completed in 2012 was not comparable to the transactions completed in 2013. Our revenues from public equity and debt transactions were $13.7 million in 2012.

Advisory revenues increased 49.2% in 2013 to $9.7 million from $6.5 million in 2012 due to a $3.7 million increase in revenue generated from M&A engagement offset by $0.5 million decrease in Other Advisory revenue. The increase in M&A revenue is primarily attributable to increase in number and size of transactions completed in 2013 compared to 2012.

Institutional brokerage revenues increased 2.3% to $53.7 million in 2013 from $52.5 million in 2012. This increase was primarily a result of the addition of new client relationships and gains in market share from existing clients. The increase is also due to factors such as the increase in capital raising transactions in 2013 and the Company’s continued investment in research.

Net investment income increased 40.8% to $6.9 million in 2013 compared to $4.9 million in 2012. Net investment income in 2013 includes $4.3 million of net unrealized gains from investment funds, $2.5 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. Our net investment income for 2012 includes net realized and unrealized gains of $4.2 million on trading securities held for investment purposes, including net gains of $3.8 million on such trading securities sold during the period.

Net interest income, dividends and other revenues decreased 14.7% to $2.9 million in 2013 from $3.4 million in 2012. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities. The decrease is primarily attributable to changes in our trading and investment positions during 2013 compared to 2012.

Expenses

Total expenses increased 37.3% to $202.6 million in 2013 from $147.6 million in 2012. This increase was caused by the changes in expenses discussed below.

Compensation and benefits expenses increased 75.0% to $144.7 million in 2013 from $82.7 million in 2012 as a result of a $63.8 million increase in variable compensation. The increase in variable compensation during 2013 was due to the significant increase in investment banking revenue in 2013 compared to 2012. This increase was partially offset by a $1.7 million decrease in fixed compensation during 2013. The Company’s compensation and benefits expenses were 55.7% of total revenue during 2013 compared to 54.6% during 2012.

Professional services expenses decreased 3.9% to $12.3 million in 2013 from $12.8 million in 2012. The decrease in these costs reflects a reduction in costs related to investment banking transactions partially offset by an increase in recruiting costs. Despite the increase in investment banking revenue during 2013 compared to 2012, related transaction costs were lower due primarily to differences in the nature of the transactions in the two periods.

Business development expenses increased 2.1% to $9.6 million in 2013 from $9.4 million in 2012. The increase in these costs is primarily due to increased corporate travel and business promotion costs partially offset by reductions in travel costs related to investment banking transactions. Despite the increase in investment banking revenue, related travel costs decreased compared to 2012 based on differences in the nature of the transactions in the two periods.

Clearing and brokerage fees decreased 34.7% to $4.9 million in 2013 from $7.5 million in 2012. The decrease in these costs is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs as well as a lower volume of trading activity in equity-linked products.

Occupancy and equipment expenses decreased 22.2% to $12.3 million in 2013 from $15.8 million in 2012. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space. In addition, we incurred $1.9 million of charges in 2012 related to the consolidation of office space with no comparable charges in 2013.

Communications expenses decreased 11.9% to $11.1 million in 2013 from $12.6 million in 2012. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives.

Other operating expenses increased 10.1% to $7.6 million in 2013 from $6.9 million in 2012. The increase in these expenses is primarily due to increased costs related to legal and regulatory matters, increased SIPC charges in 2013 as a result of increased revenues offset by the recognition of bad debt expenses in 2012 that are not comparable to 2013.

We recognized a tax benefit of $27.5 million in 2013 compared to a tax benefit of $1.1 million in 2012. As described below, our 2013 tax benefit from continuing operations reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against current year taxable income. The tax benefit from continuing operations during 2012 includes the recognition of $1.2 million of previously unrecognized tax benefits.

The Company’s effective tax rate in 2013 was (48.0%) compared to (27.5%) in 2012. Our 2013 effective tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal recognized in the second quarter of 2013. Our 2012 effective rate differed from statutory tax rates primarily due to the effects of previously unrecognized tax benefits that were recognized in 2012 as well as changes in the valuation allowance during the year.

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”), it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Pursuant to the criteria in ASC 740, the Company reviews its valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of December 31, 2013, our net deferred tax assets totaled $49.2 million and were offset by an $18.3 million valuation allowance. The Company’s valuation allowance at December 31, 2013 relates to capital loss carryforwards and net unrealized losses on investments. This valuation allowance was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. We will continue to assess the need to maintain this valuation allowance at each reporting date. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

Discontinued Operations

Income from discontinued operations, net of taxes decreased to $8.2 million in 2013 compared to $24.7 million in 2012. The $24.7 million of net income from discontinued operations in 2012 was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provisions recognized in 2013 and 2012 relate primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

Comparison of the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, our net income was $29.7 million compared to a net loss of $49.6 million in 2011. Our 2012 net income included $24.7 million of net income from discontinued operations, which was primarily derived from the gain recorded on the sale of the FBR Funds. This sale was completed in October 2012. Net income from discontinued operations totaled $1.4 million in 2011.

Our pre-tax income from continuing operations was $3.9 million in 2012 compared to a pre-tax loss of $51.3 million in 2011. The improvement in these results during 2012 was primarily the result of the steps we took to reduce our fixed costs as well as an improvement in our net investment income. In total, primarily as a result of reductions in our workforce, our fixed costs in 2012 were $36.1 million less than comparable 2011 fixed costs. In addition, our 2011 results from continuing operations include a goodwill impairment charge of $5.9 million and $4.7 million of severance costs that are not comparable to 2012. Our income tax benefit was $1.1 million in 2012 compared to a tax benefit of $0.2 million in 2011.

The pre-tax income from our capital markets segment was $0.4 million in 2012 compared to a pre-tax loss of $41.9 million in 2011. This improvement in these pre-tax results was primarily attributable to the decrease in our fixed costs during 2012. The pre-tax income from our principal investing segment was $5.0 million in 2012 as compared to a pre-tax loss of $8.0 million in 2011. Our 2012 principal investing income included net realized and unrealized gains on trading securities and investment funds held during the year of $4.9 million. This compares to a $9.7 million net investment loss for 2011 which reflected other than temporary impairment losses from two merchant banking investments and unrealized losses on trading securities held for investment purposes, partially offset by gains on the sale of certain investments.

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

Net investment income was $4.9 million in 2012 compared to a loss of $9.7 million in 2011. Net investment income in 2012 included net realized and unrealized gains on trading securities and investment funds held during the year. The loss for 2011 was due to other-than-temporary impairment losses of $7.6 million related to two equity investments, $5.9 million in net unrealized losses on trading securities held for investment purposes, offset partially by $3.8 million in net realized gains from the sale of several equity investments and the settlement of derivatives held for investment purposes during 2011.

Net interest income, dividends and other revenues decreased 35.8% to $3.4 million in 2012 from $5.3 million in 2011. These revenues included interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investment activities. The decrease is primarily attributable to changes in our trading and investment positions during 2012 as compared to 2011.

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

Professional services expenses increased 10.3% to $12.8 million in 2012 from $11.6 million in 2011. This increase was due to the net effects of increased expenses related to investment banking transactions in 2012 as compared to 2011, partially offset by a decrease in costs related to corporate activities.

Business development expenses decreased 13.0% to $9.4 million in 2012 from $10.8 million in 2011. This decrease was primarily the result of decreased travel and business promotion costs associated with the overall reduction in our workforce, partially offset by increased transaction costs related to investment banking activity.

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

We recognized a goodwill impairment charge of $5.9 million in 2011 that is not comparable to 2012. In our annual assessment of goodwill as of December 31, 2011, as discussed in Note 5. Goodwill and Intangible Assets included in our consolidated financial statements attached to this Form 10-K, we determined that an impairment to goodwill was necessary. The impairment was the result of various factors, including the significant decline in revenues during the second half of 2011 as well as the restructuring plan implemented by the Company in the fourth quarter of 2011 in response to the decline in revenues and uncertain market conditions. Based on that assessment, the Company determined that the asset was fully impaired. During 2011, we recognized an impairment to goodwill of $5.9 million that reduced our goodwill balance to zero as of December 31, 2011.

Other operating expenses decreased 14.8% to $6.9 million in 2012 from $8.1 million in 2011. The decrease in expenses was primarily due to a decrease in license and registration fees as a result of the reduction in our workforce, as well as reductions in administrative operational expenses and corporate insurance costs.

Our income tax benefit of $1.1 million in 2012 compares to a benefit of $0.2 million in 2011. Our 2012 tax benefit included the recognition of $1.2 million of previously unrecognized tax benefits that is not comparable to 2011. Our effective tax rate was (27.5%) in 2012 as compared to 0.5% in 2011. In addition to the effects of the valuation allowance related to our net deferred tax assets and with respect to 2012 the release of our liability for uncertain tax positions due to the expiration of the statute of limitations, our effective tax rates during these periods differed from statutory rates primarily due to the effect of permanent differences in relation to our operating results. Without these and other discrete items, our effective income tax rate would have been 37.9% and 38.4%, in the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, our net deferred tax assets totaled $77.3 million, and as of that date we had established a full valuation allowance against these deferred tax assets based on the criteria in ASC 740. Pursuant to the criteria in ASC 740, we review our valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. See “Comparison of the Years Ended December 31, 2013 and 2012” above regarding our determination in 2013 that the release of a significant component of this valuation allowance was appropriate.

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

Cash Flows

As of December 31, 2013, our cash and cash equivalents totaled $208.0 million representing a net increase of $33.0 million for the year ended December 31, 2013. The increase is attributable to $95.4 million of cash provided by operating activities, $12.3 million of cash used by investing activities, and $50.1 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by our operating activities of $95.4 million during 2013 compares to $38.0 million of cash provided by operating activities during 2012. The cash provided by operating activities in 2013 reflects our net operating income for the year, a significant increase in our accrued compensation as well as increase in our net due to brokers, dealers and clearing organizations. For 2012, the cash provided by operating activities reflected our net operating income for the year, a decrease in our capital invested in net long positions on our trading desks, and a net increase in our accrued compensation.

Net cash used by investing activities of $12.3 million during 2013 compares to net cash provided by investing activities of $21.2 million during 2012. The net cash used in investing activities in 2013 reflects the net purchases of principal investments during the year, primarily non-registered investment funds, offset by the $19.3 million of cash received from the sale of the FBR Funds. The cash provided by investing activities in 2012 includes $19.7 million of cash provided by the sale of the FBR Funds as well as net sales of principal investments. During 2012, our net investment sales reflect the sale of equity securities and the purchase of interests in non-registered investment funds.

Net cash used in financing activities of $50.1 million during 2013 compares to net cash used in financing activities of $20.1 million during 2012. The 2013 and 2012 activity primarily represents the repurchase of 2.4 million and 1.9 million shares of our common stock, respectively. The 2.4 million of shares repurchased during 2013 were acquired through open market or privately negotiated transactions for a total cost of $55.5 million. During 2012, 0.5 million shares were repurchased through open market transactions for $5.9 million and the remaining 1.3 million shares were repurchased as part of two modified “Dutch auction” tender offers for an aggregate purchase price, including transaction costs, of $15.0 million.

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

Net cash provided by our operating activities of $38.0 million during 2012 compares to $65.5 million of cash used in operating activities during 2011. The cash provided by operating activities in 2012 reflected our net operating income for the year, a decrease in our capital invested in net long positions on our trading desks, and a net increase in our accrued compensation. For 2011, the cash used in operating activities reflected our net operating loss, an increase in our capital invested in net long positions on our trading desks, and payment of previously accrued compensation associated with our 2010 operating results.

Net cash provided by investing activities of $21.2 million during 2012 compares to net cash used in investing activities of $12.3 million during 2011. The cash provided by investing activities in 2012 included $19.7 million of cash provided by the sale of the FBR Funds during the fourth quarter that is not comparable to the 2011 activity. The remainder of the activity in 2012 primarily included net sales of principal investments. During 2012, our net investment sales reflected the sale of equity securities and the purchase of interests in non-registered investment funds. Our net cash used in investing activities in 2011 reflected the net purchase of equity securities held for investment purposes and also included the settlement of derivatives held for investment purposes.

Net cash used in financing activities of $20.1 million during 2012 compares to net cash used in financing activities of $22.5 million during 2011. The 2012 and 2011 activity primarily represented the repurchase of 1.9 million and 2.1 million shares of our common stock, respectively. Of the activity during 2012, 0.5 million shares were repurchased through open market transactions for $5.9 million and the remaining 1.3 million shares were repurchased as part of two modified “Dutch auction” tender offers for an aggregate purchase price, including transaction costs, of $15.0 million. The 2011 share repurchases were made in both open market transactions and two modified “Dutch auction” tender offers at a cost of $23.2 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $208.0 million at December 31, 2013) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2013, we had no outstanding borrowings.

Assets

As of December 31, 2013, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables, and investments carried at cost. As of December 31, 2013 and December 31, 2012, our liquid assets consisted primarily of cash and cash equivalents of $208.0 million and $174.9 million, respectively.

The increase in our total assets to $410.6 million as of December 31, 2013 compared to $333.4 million as of December 31, 2012, was primarily the result of a $33.1 million increase in cash and cash equivalents discussed previously and a $30.9 million increase in deferred tax assets due to the release of a significant component of the valuation allowance that had been recorded against our deferred tax assets. In addition, the increase in our total assets includes a $23.3 million increase in financial instruments at fair value. These increases were offset by an $8.3 million decrease in customer and other receivables and a $1.0 million decrease in prepaid expenses and other assets.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform. These transactions include corporate bond and syndicated loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $4.9 million and $4.7 million, respectively, as of December 31, 2013 compared to $3.8 million and $3.7 million, respectively, as of December 31, 2012. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk. The remaining components of the due from and to brokers, dealers, and clearing organizations includes receivables related to commissions and receivables and payables related to unsettled trades that are settled on a regular basis.

As of December 31, 2013, our $94.2 million of investments primarily consists of investments in non-registered investment funds, marketable equity securities, non-public equity securities, and corporate debt investments. These investments are funded in cash and are not financed with debt.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2013, FBRCM had total regulatory net capital of $109.0 million, which exceeded its required net capital of $5.0 million by $104.0 million. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During 2013, we repurchased 2.4 million shares of our common stock through privately negotiated or open market transactions at a weighted average share price of $23.36 per share, for a total cost of $55.5 million. As of December 31, 2013, we had a remaining authority to repurchase up to 1.6 million additional shares.

Included in our 2013 share repurchase activity was the repurchase of 1.5 million shares owned by affiliates of Crestview Partners, L.P. These shares were repurchased at an average price of $26.00 and total cost of $38.0 million. Subsequent to these repurchases, Crestview no longer holds any shares of the Company’s common stock.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to an investment partnership that may be called over the next three years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum rental commitments(1)	$8,271	$2,256	$4,605	$4,313	$3,391	$22,488	$45,324
Capital commitments and other(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,271	$2,256	$4,605	$4,313	$3,391	$22,488	$45,324

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company has entered into sublease agreements with multiple third parties. For the year ended December 31, 2014, contractual sublease receipts to be received by us are $2.5 million.
(2)	The table above excludes $0.4 million of uncalled capital commitments to an investment partnership that may be called over the next two years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

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

Value at Risk. We calculate VaR for our trading businesses using a historical simulation model that isolates various risk elements associated with each of our trading positions over a one-day time horizon and at a 95% confidence level. The simulation is based on data for the previous twelve months. This approach assumes that historical changes in market values are representative of future changes. Using the results of this simulation, VaR measures the potential gains and losses on net trading positions at a 95% confidence level over a one-day time horizon. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at December 31, 2013 was approximately $211 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the year ended December 31, 2013. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the year ended December 31, 2013 was a net gain of $56 thousand. Over the same period, the worst one-day trading revenues were net losses of $43 thousand which is $168 thousand less than the daily trading loss implied by the average one-day VaR for the year ended December 31, 2013.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2013. The fair value of the $25.4 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $27.9 million and $22.9 million, respectively, and the fair value of the $21.3 million of other equity investments would increase or decrease to $23.4 million and $19.2 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At December 31, 2013 and December 31, 2012, we have recorded no liabilities with regard to this right. During the year ended December 31, 2013 and 2012, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives. No such credit derivatives are outstanding at December 31, 2013.

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. Warrants to purchase public equity securities are classified as Level 3 as a Black-Scholes valuation model is used to value these securities.

Convertible and fixed income debt instruments—The Company classifies convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Investment Funds— The Company invests in proprietary investment funds that are managed by third parties and are valued at NAV determined by the fund administrator. For investments in non-registered investment companies, the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

As of December 31, 2013, our financial instruments, valued at fair value, classified as Level 1, Level 2, and Level 3 were $37.9 million, $34.1 million, and $72.7 million, respectively. As of December 31, 2013, financial instruments measured and reported at fair value on a recurring basis and classified within Level 3 were 17.7% of our total assets.

Securities and Principal Investments

Trading securities and investments owned by our broker-dealer subsidiary and securities sold but not yet purchased are recorded on the trade-date and carried at fair value. Realized and unrealized gains and losses from trading desk securities are reflected in institutional brokerage in the statements of operations. Realized and unrealized gains and losses from investment portfolio positions are reflected in net investment income in the statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825 to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

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

As of December 31, 2013, we held $21.3 million of investments in marketable and non-public equity securities accounted for as trading under ASC 320 or at fair value under ASC 825, and $7.7 million of non-public securities held in a non-broker dealer subsidiary that are carried at cost. As of December 31, 2013, we evaluated our portfolio of investments in securities of non-public companies carried at cost for other-than-temporary impairments. Based on our evaluation of these investments we concluded that none of these investments was in an unrealized loss position as of December 31, 2013. Regarding our available-for sale securities, as of December 31, 2013, we held no marketable equity securities that were in unrealized loss positions.

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

The Company’s investments in proprietary investment funds have included non-registered investment companies as well as open-ended registered investment companies, or mutual funds. As of December 31, 2013, these investments total $61.2 million and are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the statement of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

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

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the guidance in ASC 740, it is more likely than not that they will not be realized. As of December 31, 2012 our net deferred tax assets totaled $77.3 million and were offset by a full valuation allowance.

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Pursuant to the criteria in ASC 740, the Company reviews its valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of December 31, 2013, our net deferred tax assets totaled $49.2 million and were offset by an $18.3 million valuation allowance. The Company’s valuation allowance at December 31, 2013 relates to capital loss carryforwards and net unrealized losses on investments. This valuation allowance was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that that it was more likely than not that the benefits of these assets would not be realized in the future. We will continue to assess the need to maintain this valuation allowance at each reporting date. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2013, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears on F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Registrant and Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2013).

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-141987), filed on May 21, 2007).

10.1	2006 Long-Term Incentive Plan (as Amended and Restated Effective October 22, 2013) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, which was filed with the Commission on November 8, 2013).†

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-138824), filed on November 17, 2006).†

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-138824), filed on November 17, 2006).†

10.4	Form of Subscription Agreement with respect to the Registrant’s Director Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-141987), filed on May 10, 2007).†

10.5	2007 Employee Stock Purchase Plan, amended as of June 1, 2011 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on May 2, 2011).†

10.6	Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-141987), filed on May 10, 2007).†

10.7	Employment Agreement, dated December 13, 2012, by and between the Registrant and Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 13, 2012).†

10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 21, 2008).†

10.9	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 21, 2008).†

10.10	Form of LTIP RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

10.11	RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

10.12	Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

10.13	FBR & Co. Retention and Incentive Plan (“RI Plan I”) (Effective February 8, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2012).†

10.14	Form of Retention and Incentive Plan Award Letter under RI Plan I (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 14, 2012). †

10.15	Form of RSU Award Letter under RI Plan I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 14, 2012). †

10.16	FBR & Co. Retention and Incentive Plan II (“RI Plan II”) (Effective February 5, 2012) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013).†

10.17	Form of Retention and Incentive Plan Award Letter under RI Plan II (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013).†

10.18	Form of RSU Award Letter under RI Plan II (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013).†

10.19	2013 Performance Share Unit Program (Effective March 11, 2013) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 15, 2013).†

10.20	Form of 2013 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2013). †

10.21	2013 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 15, 2013).†

10.22	Form of 2014 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2014).†

10.23	2014 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2014).†

10.24	Deed of Lease, dated November 15, 2013 between FBR Capital Markets & Co., a Delaware corporation and 1300 N. 17th Street, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2013).

10.25	Guaranty of Lease, dated November 15, 2013 between FBR & Co, a Virginia corporation and 1300 N. 17th Street, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 20, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & CO.

Date: March 14, 2014	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RICHARD J. HENDRIX RICHARD J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 14, 2014

/S/ BRADLEY J. WRIGHT BRADLEY J. WRIGHT	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 14, 2014

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 14, 2014

/S/ DR. REENA AGGARWAL REENA AGGARWAL	Director	March 14, 2014

/S/ THOMAS J. HYNES, JR. THOMAS J. HYNES, JR.	Director	March 14, 2014

/S/ ADAM J. KLEIN ADAM J. KLEIN	Director	March 14, 2014

/S/ RICHARD A. KRAEMER RICHARD A. KRAEMER	Director	March 14, 2014

/S/ THOMAS S. MURPHY, JR. THOMAS S. MURPHY, JR.	Director	March 14, 2014

/S/ ARTHUR J. REIMERS ARTHUR J. REIMERS	Director	March 14, 2014

FBR & Co.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

FBR & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FBR & Co. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 14, 2014

FBR & Co.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$207,973	$174,925
Receivables:
Due from brokers, dealers and clearing organizations	4,949	4,670
Customers	4,485	2,579
Other	658	10,902
Financial instruments owned, at fair value	144,743	121,404
Other investments, at cost	7,681	8,388
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	3,286	3,693
Deferred tax assets, net of valuation allowance	30,893	—
Prepaid expenses and other assets	5,904	6,883

Total assets	$410,572	$333,444

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$42,241	$56,929
Accrued compensation and benefits	58,502	19,075
Accounts payable, accrued expenses and other liabilities	10,351	13,878
Due to brokers, dealers and clearing organizations	8,701	3,698

Total liabilities	119,795	93,580

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,545,509 and 12,224,527 shares issued and outstanding, respectively	11	12
Additional paid-in capital	362,983	402,668
Employee stock loan receivable, including accrued interest (0 and 12,737 shares, respectively)	—	(307)
Restricted stock units	21,487	25,235
Accumulated other comprehensive income (loss), net of taxes	34	(1,094)
Accumulated deficit	(93,738)	(186,650)

Total shareholders’ equity	290,777	239,864

Total liabilities and shareholders’ equity	$410,572	$333,444

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Investment banking:
Capital raising	$186,516	$84,144	$42,862
Advisory	9,697	6,525	15,284
Institutional brokerage	53,738	52,472	78,457
Net investment income (loss)	6,920	4,906	(9,664)
Interest income, dividends, and other	2,950	3,445	5,288

Total revenues	259,821	151,492	132,227
Expenses:
Compensation and benefits	144,720	82,672	99,808
Professional services	12,326	12,839	11,629
Business development	9,602	9,394	10,753
Clearing and brokerage fees	4,922	7,490	11,928
Occupancy and equipment	12,271	15,755	19,034
Communications	11,101	12,553	16,402
Impairment of goodwill and intangible assets	—	—	5,882
Other operating expenses	7,609	6,861	8,119

Total expenses	202,551	147,564	183,555

Income (loss) from continuing operations before income taxes	57,270	3,928	(51,328)
Income tax benefit	(27,483)	(1,078)	(243)

Income (loss) from continuing operations, net of taxes	84,753	5,006	(51,085)
Income from discontinued operations, net of taxes	8,159	24,685	1,436

Net income (loss)	$92,912	$29,691	$(49,649)

Basic income (loss) per share:
Income (loss) from continuing operations, net of taxes	$7.09	$0.38	$(3.36)
Income from discontinued operations, net of taxes	0.68	1.86	0.10

Basic income (loss) per share	$7.77	$2.24	$(3.26)

Diluted income (loss) per share:
Income (loss) from continuing operations, net of taxes	$6.54	$0.36	$(3.36)
Income from discontinued operations, net of taxes	0.63	1.79	0.10

Diluted income (loss) per share	$7.17	$2.15	$(3.26)

Basic weighted average shares outstanding (in thousands)	11,963	13,274	15,210

Diluted weighted average shares outstanding (in thousands)	12,960	13,798	15,210

The accompanying notes are an integral part of these consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$92,912	$29,691	$(49,649)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes of $22, $0, and $0, respectively	1,128	(1,113)	72

Comprehensive income (loss)	$94,040	28,578	(49,577)

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2010	15,429	$15	$424,688	$(706)	$34,239	$(53)	$(166,692)	$291,491

Net loss	—	—	—	—	—	—	(49,649)	(49,649)
Issuance of common stock, net of forfeitures	377	—	10,243	33	(12,070)	—	—	(1,794)
Repurchase of common stock	(2,061)	(2)	(23,236)	—	—	—	—	(23,238)
Stock compensation expense for options granted to purchase common stock	—	—	1,571	—	—	—	—	1,571
Issuance of restricted stock units	—	—	—	—	6,844	—	—	6,844
Other comprehensive income:
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	—	72	—	72

Balances at December 31, 2011	13,745	$13	$413,266	$(673)	$29,013	$19	$(216,341)	$225,297

Net income	—	—	—	—	—	—	29,691	29,691
Issuance of common stock, net of forfeitures	342	1	8,371	366	(9,437)	—	—	(699)
Repurchase of common stock	(1,863)	(2)	(20,868)	—	—	—	—	(20,870)
Stock compensation expense for options granted to purchase common stock	—	—	1,899	—	—	—	—	1,899
Issuance of restricted stock units	—	—	—	—	5,659	—	—	5,659
Other comprehensive income (loss):
Change in unrealized (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1,113)	—	(1,113)

Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	92,912	92,912
Issuance of common stock, net of forfeitures	699	1	14,880	307	(13,688)	—	—	1,500
Repurchase of common stock	(2,378)	(2)	(55,539)	—	—	—	—	(55,541)
Stock compensation expense for options granted to purchase common stock	—	—	974	—	—	—	—	974
Issuance of restricted stock units	—	—	—	—	9,940	—	—	9,940
Other comprehensive income:
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,128	—	1,128

Balances at December 31, 2013	10,545	$11	$362,983	$0	$21,487	$34	$(93,738)	$290,777

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$92,912	$29,691	$(49,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,290	2,391	4,023
Income tax provision—deferred	(30,915)	—	(213)
Net investment (income) loss from investments.	(6,920)	(5,035)	9,696
Gain on the sale of assets.	(8,944)	(24,189)	—
Stock compensation	8,457	7,894	8,096
Impairment of goodwill and intangible assets	—	—	5,882
Securities received in lieu of cash	—	(810)	—
Other	166	2,061	1,968
Changes in operating assets
Receivables
Brokers, dealers and clearing organizations	(279)	1,378	9,415
Customers	(2,003)	77	5,622
Affiliates	(71)	23	619
Interest, dividends and other	681	5,434	4,166
Trading account securities	16,029	(1,005)	6,536
Prepaid expenses and other assets	979	3,408	(2,396)
Changes in operating liabilities
Trading account securities sold but not yet purchased	(14,688)	21,433	(19,948)
Accounts payable, accrued expenses and other liabilities	(7,796)	(5,519)	(11,737)
Accrued compensation and benefits	41,519	3,312	(36,537)
Brokers, dealers and clearing organizations	5,003	(2,552)	(1,073)

Net cash provided by (used in) operating activities	95,420	37,992	(65,530)

Cash flows from investing activities
Purchases of investment securities and other investments	(68,864)	(48,244)	(35,353)
Proceeds from sales of and distributions from investments	38,190	50,293	27,856
Securities sold but not yet purchased, net	—	(71)	—
Proceeds from sale of assets	19,294	19,692	—
Purchases of furniture, equipment, software, and leasehold improvements	(882)	(460)	(1,304)
Settlement of derivatives held for investment purposes	—	—	(3,472)

Net cash (used in) provided by investing activities	(12,262)	21,210	(12,273)

Cash flows from financing activities
Repurchases of common stock	(55,541)	(20,870)	(23,238)
Proceeds from sales of common stock	5,123	438	696
Proceeds from repayment of employee stock purchase plan.	308	363	60

Net cash used in financing activities	(50,110)	(20,069)	(22,482)

Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	33,048	39,133	(100,285)
Cash and cash equivalents, beginning of period	174,925	135,792	236,077

Cash and cash equivalents, end of period	$207,973	$174,925	$135,792

Supplemental cash flows disclosures
Income tax payments	$3,372	$251	$138
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$—	$810	$—

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

The Company’s subsidiary FBR Investment Services, Inc. (“FBRIS”) was the Distributor of The FBR Funds. Subsequent to the sale of the FBR Funds, FBRIS has not conducted any business activity. During the year ended December 31, 2013, FBRIS terminated its registration with the SEC as a broker-dealer and was liquidated.

Prior to December 2011, the Company’s subsidiary FBR Capital Markets International, Ltd. (“FBRIL”) located in the United Kingdom was an introducing broker-dealer registered with the Financial Services Authority (“FSA”) of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRIL. Subsequent to these actions, subject to regulatory limitations, institutional brokerage and investment banking activity with European clients is conducted by FBRCM. During the year ended December 31, 2012, FBRIL’s registration with the FSA was terminated and during the year ended December 31, 2013 FBRIL was liquidated.

Nature of Operations

The Company’s principal business activities, including capital raising, securities sales and trading, merger, acquisition and advisory services and principal investments, are all linked to the capital markets.

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

In the fourth quarter of 2011, in response to adverse market conditions, the Company implemented a restructuring plan intended to reduce fixed costs by approximately 35%, principally through headcount reduction. In connection with the restructuring plan, the Company reduced its headcount by 30% in the fourth quarter of 2011 compared to September 30, 2011. The Company incurred cash severance charges related to these actions of $3,496 in 2011. The Company does not believe that these actions changed the fundamental composition or strength of its franchise.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2013, 2012 and 2011 investment banking revenue accounted for 76%, 60%, and 44%, respectively, of the Company’s revenues. For the years ended December 31, 2013, 2012, and 2011, 89%, 86%, and 81%, respectively, of the Company’s investment banking revenues were related to the financial and real estate sectors. In addition, 41% of these 2013 revenues were derived from two transactions, 54% of these 2012 revenues were derived from two transactions, and 41% of these 2011 revenues were derived from two transactions.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidated Financial Statements and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation.

On February 28, 2013, the Company affected a one-for-four reverse stock split of the Company’s issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, it had no effect on the Company’s total shareholders’ equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business. As of December 31, 2013 and 2012, approximately 87% and 22%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities directly or indirectly guaranteed by the U.S. government. The Company holds cash in financial institutions in excess of FDIC insured limits, the Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments.

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices are used to value these securities. Non-public equity securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value these securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. Warrants to purchase equity securities are classified as Level 3 as a Black-Scholes valuation model is used to value these securities.

Convertible and fixed income debt instruments—The Company classifies convertible and fixed income debt instruments within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Investment Funds—The Company invests in proprietary investment funds that are managed by third parties and are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies, the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

The estimated fair values of the Company’s financial instrument assets and liabilities which are not measured at fair value on the consolidated balance sheets are as follows:

		December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$207,973	$207,973	$—	$—	$207,973
Non-interest bearing receivables	10,092	—	10,092	—	10,092
Other investments, at cost	7,681	—		7,828	7,828
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	10,351	—	10,351	—	10,351
Due to brokers, dealers and clearing organizations	8,701	—	8,701	—	8,701

		December 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$174,925	$174,925	$—	$—	$174,925
Non-interest bearing receivables	8,305	—	8,305	—	8,305
Other investments, at cost	8,388	—		8,560	8,560
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	13,878	—	13,878	—	13,878
Due to brokers, dealers and clearing organizations	3,698	—	3,698	—	3,698

The carrying amounts noted above for cash and cash equivalents, non-interest bearing receivables, accounts payable, accrued expenses and other liabilities and due to brokers, dealers and clearing organizations approximate fair value due to the short term nature of these items and/or minimal credit risk. The fair value of other investments, at cost is determined based on the Company’s assessment of enterprise values as discussed above.

Securities and Principal Investments

Trading securities and investments owned by the Company’s broker-dealer subsidiary and securities sold but not yet purchased are recorded on the trade-date and carried at fair value. Realized and unrealized gains and losses from trading desk securities are reflected in institutional brokerage revenue in the statements of operations. Realized and unrealized gains and losses from investment portfolio positions are reflected in net investment income in the statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are recorded on the trade date and designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825 to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

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

Realized gains and losses on sales of equity and debt securities are determined using the specific identification method.

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

The Company’s investments in proprietary investment funds have included non-registered investment companies as well as open-ended registered investment companies, or mutual funds. As of December 31, 2013 and 2012, these investments are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the statement of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. The amount receivable from or payable to the clearing broker represents the net of proceeds from unsettled securities sold, the Company’s clearing deposit and amounts receivable for commissions less amounts payable for unsettled securities purchased by the Company and amounts payable for clearing costs and other settlement charges. The amounts payable are fully collateralized by all of the securities owned by the Company and held on deposit at the clearing broker. In addition, these balances include unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets.

Intangible Assets

In prior years the Company’s intangible assets have consisted of goodwill and intangible assets with finite useful lives. As of December 31, 2013 and 2012, the Company did not have any intangible assets on its balance sheets. Goodwill is not amortized but has been tested annually for impairment (during the fourth quarter) or more frequently if an adverse event occurred that may have indicated impairment. The assessment of goodwill was performed at the reporting unit level. The values of the intangible assets with finite useful lives have been amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit could not be reliably determined. These intangible assets were periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows were less than the carrying amount, the asset would be impaired and written-down to its fair value. See Note 5 regarding the Company’s 2011 assessment of goodwill and the resulting $5,882 impairment charge recorded during the year ended December 31, 2011. See Notes 5 and 12 regarding the disposition, during 2012, of the Company’s intangible assets with finite useful lives.

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

Investment Banking Revenues

Capital raising revenues represent fees earned from private placement transactions and from public offerings of securities in which the Company acts as placement agent or underwriter. These revenues consist of placement fees, selling concessions, underwriting fees, management fees and reimbursed expenses. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the underwriting or private placement is completed under the terms of each engagement. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are deferred and recognized as revenue over the service period. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded or cancelled, at which time such expenses are recognized.

Institutional Brokerage Revenues

Institutional brokerage revenues consist of commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses. Revenues generated from securities transactions and related commission income and expense are recorded on the trade date. Institutional brokerage revenues also include fees received by the Company for equity research.

Compensation and Benefits

Compensation and benefits includes base salaries, incentive compensation, stock-based compensation, employee benefit costs, and employer taxes. Incentive compensation is a significant component of compensation expense and is accrued based on the Company’s performance and the contribution of key business units, and in certain limited cases, using pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis. The Company recognizes stock-based compensation expense in the statement of operations based on the grant-date fair value of awards of equity instruments issued to employees. The grant-date fair value is based on the closing price of FBR & Co.’s common stock on the date of grant. The expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture rate for awards on the date of grant.

Income Taxes

The Company files a consolidated U.S. federal income tax return. The Company is also subject to income tax in various states and municipalities in which it operates. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the criteria in ASC 740, “Income Taxes” (“ASC 740”), it is more likely than not that they will not be realized. Tax liabilities for uncertain tax positions are recorded in accordance with ASC 740. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of other operating expenses in the statement of operations.

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company’s investment securities acco unted for as available-for-sale with changes in fair value recorded through shareholders’ equity.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and restricted stock units (“RSUs”), all of which are subject to forfeiture. Due to the Company’s reported net loss for the year ended December 31, 2011 all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for this period. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	11,963	11,963	13,274	13,274	15,210	15,210
Stock options, unvested restricted stock and RSUs (in thousands)	—	997	—	524	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	11,963	12,960	13,274	13,798	15,210	15,210

Net income (loss) applicable to common stock	$92,912	$92,912	$29,691	$29,691	$(49,649)	$(49,649)

Net Income (loss) per common share	$7.77	$7.17	$2.24	$2.15	$(3.26)	$(3.26)

The following table present the number of antidilutive stock options, unvested restricted stock and RSUs outstanding for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock Options—Employees and directors	840	1,288	1,767
Stock Options—Non-employee	32	265	856
Restricted Stock, unvested	8	2	66
Restricted Stock Units, unvested	1,136	1,150	1,382

Total	2,016	2,705	4,071

Recent Accounting Pronouncements

In December 2011, the FASB amended its guidance for disclosure of assets and liabilities netted for financial statement purposes. The amendment is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with current standards or subject to an enforceable master netting arrangement or similar agreement. The disclosure enhancements include providing in the notes to the financial statements the gross assets and gross liabilities recognized on the balance sheet, those amounts netted in accordance with current standards, those net positions subject to an enforceable master netting arrangement or similar agreement, and the net positions presented on the balance sheet. This information should be presented in a tabular format. This amendment is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual reporting periods. The adoption of this guidance did not have any effect on the Company’s disclosures, financial condition, results of operations or cash flows.

In February 2013, the FASB issued guidance to improve the transparency of reporting classifications out of accumulated other comprehensive income (“AOCI”). This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require additional disclosures about the amounts reclassified out of AOCI by component. In addition, the guidance requires that significant amounts reclassified out of AOCI be presented, either on the face of the financial statement where net income is presented or in the notes. These amounts must be presented based on the respective lines of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, cross-reference to other required disclosures that provide additional detail about these other amounts is required. This guidance became effective for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures that are included in Note 3 to the financial statements, but did not have any effect on the Company’s financial condition, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same- jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carry-forwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. The Company does not expect that adoption of this guidance will have a significant effect on its disclosures, financial condition, results of operations or cash flows.

Note 3. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of December 31, 2013 and 2012, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2013	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$25,402	$22,054	$—	$3,348
Listed options	771	771	—	—
Convertible and fixed income debt instruments	32,024	—	32,024	—

	58,197	22,825	32,024	3,348
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	21,142	14,951	—	6,191
Warrants	1,996	—	—	1,996
Fixed income debt instruments	2,055	—	2,055	—
Designated as available-for-sale:
Marketable equity securities	156	156	—	—

	25,349	15,107	2,055	8,187
Investment Funds	61,197	—	—	61,197

Total	$144,743	$37,932	$34,079	$72,732

Securities sold but not yet purchased, at fair value:
Marketable and non-public equity securities	$35,720	$34,221	$—	$1,499
Listed options	354	354	—	—
Convertible and fixed income debt instruments	6,167	—	6,167	—

Total	$42,241	$34,575	$6,167	$1,499

As of December 31, 2013, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $72,732 or 17.7% of the Company’s total assets at that date. As of December 31, 2013, financial liabilities measured and reported at fair value on a recurring basis and classified within Level 3 were $1,499 or 1.3% of the Company’s total liabilities at the date. Regarding these Level 3 financial assets and financial liabilities, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2013:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$9,539	Over-the-counter trading activity	$0.77 - $19.00/share	$13.44
Market approach—liabilities	$1,499	Over-the-counter trading activity	$65.15/share	65.15
Black-Scholes—assets	$1,996	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.9%	2.9%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these assets. An increase in the trading prices of trading securities sold but not yet purchased would result in an increase in the estimated fair value of these liabilities. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by this entity could result in a lower trading price for the underlying equity security and therefore a lower value of these warrants. A reduction in the estimated volatility would also result in a lower value of the warrants.

The table above excludes $61,197 of investments in 14 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

As of December 31, 2012, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $20,215 or 6.1% of the Company’s total assets at that date. As of December 31, 2012, the Company did not have any financial liabilities measured and reported at fair value on a recurring basis and classified within Level 3. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$1,721	Over-the-counter trading activity	$0.51 - $20.50/share	$7.78
Black-Scholes—assets	$894	Volatility	39%	39%
		Dividend yield	0%	0%
		Interest rate	2%	2%
		Discount rate	50%	50%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these securities. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by this entity could result in a lower over-the counter trading price for the underlying equity security and therefore a lower value of these warrants. A reduction in the estimated volatility or an increase in the discount rate would also result in a lower value of the warrants.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2013	$2,615	$—	$17,600	$20,215
Total net gains (losses) (realized/unrealized)
Included in earnings	4,095	275	4,269	8,639
Included in other comprehensive income	—	—	—	—
Purchases	427,110	—	39,671	466,781
Sales/Distributions	(421,116)	(1,774)	(343)	(423,233)
Transfers out of Level 3	(1,169)	—	—	(1,169)

Ending balance, December 31, 2013	$11,535	$(1,499)	$61,197	$71,233

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$2,714	$275	$4,273	$7,262

	Trading Securities	Investment Funds	Total
Beginning balance, January 1, 2012	$7,826	$516	$8,342
Total net gains (losses) (realized/unrealized)
Included in earnings	477	743	1,220
Included in other comprehensive income	—	—	—
Purchases	257,359	16,403	273,762
Sales/Distributions	(261,163)	(62)	(261,225)
Transfers out of Level 3	(1,884)	—	(1,884)

Ending balance, December 31, 2012	$2,615	$17,600	$20,215

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$50	$910	$960

There were no transfers of securities in to, or out of, Level 2 financial assets during the years ended December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012, transfers were made out of Level 3 and into Level 1 for equity securities that were previously non-public equity securities and during the periods became publicly traded.

Gains and losses from Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2013, 2012, and 2011, are reported in the following line descriptions on the Company’s statements of operations:

	Year ended December 31,
	2013	2012	2011
Total gains and losses included in earnings for the period:
Institutional brokerage	$1,722	$187	$259
Net investment income	6,917	1,033	464
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$438	$50	$(1,116)
Net investment income	6,824	910	464

Items Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets and other assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets. Due to the nature of these assets, unobservable inputs are used to value these assets. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets are classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2013, other than the recognition of an other-than-temporary impairment loss of $545 related to a marketable equity security, there were no assets measured at fair value on a non-recurring basis for which there was a change in carrying value. During the year ended December 31, 2012, other than the recognition of a $9,846 receivable related to the sale of the FBR Funds (See Note 12), there were no assets measured at fair value on a non-recurring basis for which there was a change in carrying value.

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

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2013 and 2012, and during the years ended December 31, 2013, 2012 and 2011, the Company has maintained certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income

(loss) in the statements of operations. In addition, from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. During 2013, the Company elected to account for one non-public equity security, purchased at a cost of $3,854, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Year ended December 31,
	2013	2012	2011
Net gains (losses) recognized on trading securities	$1,213	$3,722	$(5,410)
Less: Net (gains) losses recognized on trading securities sold during the period	(261)	(3,665)	(377)

Unrealized gains (losses) recognized on trading securities still held at the reporting date	$952	$57	$(5,787)

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2013 and 2012, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2013
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$48	$0	$156

	December 31, 2012
	Cost Basis	Unrealized		Fair Value
		Gains	Losses(1)
Marketable equity securities	$25,410	$0	$1,094	$24,316

(1)	Duration of unrealized losses is less than 12 months

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2013	2012	2011
Beginning balance	$(1,094)	$19	$(53)
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	619	(1,113)	1,312
Reclassification adjustment for recognized (gains) losses included in net income, net of taxes	509	—	(1,240)

Ending balance	$34	$(1,094)	$19

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the years ended December 31, 2013, 2012 and 2011, the Company recorded other-than-temporary impairment losses of $545, $-0- and $7,561, respectively, in the statements of operations relating to marketable equity securities.

The Company did not hold any marketable equity securities that were in unrealized loss positions as of December 31, 2013, but did recognize a $545 other-than-temporary impairment loss during the year ended December 31, 2013 related to a company in the financial services industry. The Company recognized this impairment loss as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during 2013 specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257.

As of December 31, 2012, the Company held three marketable equity securities that were in unrealized loss positions. The total unrealized loss at that date of $1,094 related primarily to two securities in the financial services industry. The Company concluded that these unrealized losses did not represent other-than temporary impairments based on the limited severity and duration of the unrealized losses, including for two of the investments a recovery in value above the Company’s basis subsequent to year end. With respect to each of these investments, the Company had the intent and ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value.

During the year ended December 31, 2013, the Company received $25,431 from sales of marketable equity securities designated as available-for-sale resulting in gross gains of $698 and gross losses of $(32). There were no sales of marketable equity securities designated as available-for-sale during the year ended December 31, 2012. During the year ended December 31, 2011, the Company received $6,360 from sales of marketable equity securities designated as available-for-sale resulting in gross gains of $1,386.

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

Year Ended December 31, 2013
Accumulated Other Comprehensive Income (Loss), Beginning Balance	$(1,094)
Other comprehensive income before reclassifications	619
Amounts reclassified from other comprehensive loss	509

Accumulated Other Comprehensive Income, December 31, 2013	$34

Year Ended December 31, 2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	$545
Realized gains on sale of securities	(36)

Total	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	December 31,
	2013	2012
Non-public equity securities	$2,681	$3,071
Corporate debt investments	5,000	5,317

	$7,681	$8,388

The Company evaluates its portfolio of non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the years ended December 31, 2013, 2012, and 2011. The full carrying amount of the corporate debt investment was repaid subsequent to December 31, 2013.

There were no sales of, or distributions from, non-public equity securities during 2013. The Company received $317 from the maturity of a note receivable that was carried at cost during 2013. In addition, during 2013 a non-public equity security carried at cost with a basis of $2,390 became publicly traded. The Company designated this security as trading at the time it became publicly traded. There were no sales of, or distribution from, non public equity securities during 2012. During 2011, the Company received $8,403 for sale of, or distributions from, non-public equity securities, resulting in gross gains and losses of $5,500 and $(22), respectively.

Note 4. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2013	2012
Furniture and equipment	$13,001	$15,029
Software	8,192	13,155
Leasehold improvements	16,277	16,004

	37,470	44,188
Less: Accumulated depreciation and amortization	(34,184)	(40,495)

	$3,286	$3,693

For the years ended December 31, 2013, 2012 and 2011, depreciation expense was $1,290, $2,160, and $3,561, respectively. For the years ended December 31, 2012 and 2011, the Company incurred losses of $769, and $1,323, respectively, related to the write-off of leasehold improvements as a result of lease terminations. For the year ended December 31, 2012, the charge of $769 represents the impairment of certain leasehold improvements in the first, third and fourth quarters of the year related to office space that was subleased at these respective times in which the sublease covers the remaining period of the Company’s original lease agreement. For the year ended December 31, 2011, the charge represents the impairment of certain leasehold improvements related to office space that had been subleased to a third party in July 2011 in which the sublease covers the remaining period of the Company’s original lease agreement.

Note 5. Goodwill and Intangible Assets:

Goodwill

The Company did not carry any amounts related to goodwill during the years ended December 31, 2013 and 2012. As described below, during the year ended December 31, 2011, the Company recognized an impairment charge of $5,882 that reduced the Company’s goodwill balance to zero. The changes in the carrying amount of goodwill for the year ended December 31, 2011 was as follows:

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

Intangible Assets

As a result of the Company’s sale of the FBR Funds during 2012 (see Notes 1 and 12), the Company does not hold any intangible assets on its balance sheet as of December 31, 2013 and 2012. Pursuant to the sale, these intangible assets were transferred upon the close of the sale and eliminated from the Company’s balance sheet at that time. For the year ended December 31, 2012, the Company recorded amortization expense of $231 during the period in 2012 prior to the sale and recognized $1,890 of expense at the time of the sale. For the year ended December 31, 2011, amortization expense recognized on these intangible assets was $462. These expense amounts are included in the Company’s results from discontinued operations.

Note 6. Income Taxes:

The (benefit) provision for income taxes consists of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal	$3,010	$(1,122)	$(178)
State and local	317	44	(65)

	$3,327	$(1,078)	$(243)

Current	$3,327	$(1,078)	$(30)
Deferred	(30,810)	0	(213)

	$(27,483)	$(1,078)	$(243)

Deferred tax assets and liabilities consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets
Net operating loss, Domestic	$4,115	$28,978
Capital loss carry forward	17,593	22,765
Stock-based and other compensation	22,775	17,628
Depreciation and amortization	5,670	6,047
Net unrealized losses on investments	826	3,940
Other, net	257	964

Total deferred tax assets	51,236	80,322
Deferred tax liabilities
Partnership Income	(2,071)	(514)
Gain on installment sale	0	(2,459)

Net deferred tax assets	49,165	77,349
Valuation allowance	(18,272)	(77,349)

Net deferred tax asset	$30,893	$—

As of December 31, 2012, the Company provided a full valuation allowance against its $77,349 of net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Pursuant to the criteria in ASC 740, the Company reviews its valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

At December 31, 2013, the Company’s net deferred tax assets totaled $49,165 and were offset by valuation allowance of $18,272. The Company’s valuation allowance at December 31, 2013 relates to capital loss carryforwards and net unrealized losses on investments. This valuation allowance was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that that it was more likely than not that the benefits of these assets would not be realized in the future. The Company will continue to assess the need to maintain this valuation allowance at each reporting date. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

As of December 31, 2013, the Company has no domestic federal net operating losses. The Company has state and local net operating loss carryovers of $6,330 on a tax-effected basis, excluding the federal tax benefit. The state and local net operating losses include no tax benefit related to windfalls from the vesting of equity compensation. The state and local net operating loss carryovers begin to expire in 2028.

As of December 31, 2013, the Company has pre-tax capital loss carryovers for federal tax purposes of $31,601 and $13,012 which will expire in years 2014 and 2015, respectively. As of December 31, 2013, the Company has pre-tax capital loss carryovers for state tax purposes of $29,093, $11,512, $9,783, and $223 which will expire in years 2014, 2015, 2017 and 2018, respectively.

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

The Company’s effective tax rate for the years ended December 31, 2013, 2012 and 2011 was (48.0%), (27.5%), and 0.5%, respectively. The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company’s reported amount of income tax (benefit) attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	For the year ended December 31,
	2013	2012	2011
Federal income tax provision (benefit), at statutory rate	$20,045	$1,375	$(17,458)
State and local income taxes benefit, net of federal benefit	2,693	113	(2,259)
Effect of rates different than statutory	34	21	188
Nondeductible expenses	7	259	594
Effect of stock-based compensation	82	2	1,970
Other, net	1,013	612	(82)
Uncertain tax positions	0	(1,165)	0
Valuation allowance	(51,357)	(2,295)	16,804

Effective income tax benefit	$(27,483)	$(1,078)	$(243)

The components of income (losses) before income taxes were as follows:

	For the year ended December 31,
	2013	2012	2011
United States	$57,368	$4,140	$(48,616)
United Kingdom	(98)	(212)	(2,712)

	$57,270	$3,928	$(51,328)

The following table displays the change in unrecognized tax benefits for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
Balance at beginning of period	$0	$(1,642)
Increases to tax positions for prior years	0	0
Increases to tax positions for current year	0	0
Decreases to tax positions for prior years	0	1,642
Settlements	0	0

Balance at end of period	$0	$0

As of December 31, 2013 and 2012, the Company had no liability for uncertain tax positions. During the year ended December 31, 2012, the statute of limitations related to the Company’s uncertain tax positions expired. As such, the Company recognized a tax benefit of $1,247 in 2012 upon the release of its liability for uncertain tax positions. The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The Company did not recognize any interest related to tax uncertainties in the statements of operations for the years ended December 31, 2013 and 2012.

During the year ended December 31, 2011 recognized interest related to tax uncertainties of $57. The Company had no accrued interest related to uncertain tax positions as of December 31, 2013 and 2012.

The Internal Revenue Service has completed its examination of the Company’s tax return for 2010 and did not propose any adjustments. The Company is not currently under audit related to its federal tax returns. As of December 31, 2013, tax years subsequent to December 31, 2007 remain open under the federal statute of limitations due to net operating loss carrybacks. As of December 31, 2013, tax years subsequent to December 31, 2007 remain open for the Company’s significant state jurisdictions. The Company is currently under audit in New York State for tax years 2008 through 2010.

Note 7. Regulatory Capital Requirements:

FBRCM is registered with the SEC and is a member of FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2013 and 2012, FBRCM had net capital of $108,983 and $65,078, respectively that was $104,006 and $61,798, respectively, in excess of its required net capital of $4,977 and $3,280, respectively.

Note 8. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as an uncalled capital commitment to an investment partnership that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year:

	2014	2015	2016	2017	2018	Thereafter	Total
Minimum rental commitments(1)	$8,271	$2,256	$4,605	$4,313	$3,391	$22,488	$45,324
Capital commitments(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,271	$2,256	$4,605	$4,313	$3,391	$22,488	$45,324

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company has entered into sublease agreements related to certain of its leased office space with multiple third parties. For the years ended December 31, 2014 and 2015, contractual sublease receipts to be received by the Company are $2,544, and $8, respectively. Equipment and office rent expense for the years ended December 31, 2013, 2012 and 2011 was $5,353, $8,478 and $8,378, respectively.
(2)	The table above excludes a $400 uncalled capital commitment to an investment partnership that may be called over the next two years. This amount was excluded because the Company cannot currently determine when, if ever, the commitment will be called.

Clearing Broker

Our broker-dealer subsidiary clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and its respective clearing broker, the clearing broker has the right to charge our broker-dealer subsidiary for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge our broker-dealer subsidiary has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2013 and 2012, the Company has recorded no liabilities, and during the years ended December 31, 2013, 2012 and 2011, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2013, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In the past, FBRCM has been named as a defendant in a small number of securities claims involving investment banking clients of FBRCM as a result of FBRCM’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBRCM against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which FBRCM is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to the Company or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

FBRCM has been named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. pending in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleges material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. The complaint alleges claims under Sections 11 and 12 of the Securities Act against the lead underwriter of the offering and FBRCM as a member of the underwriting syndicate. Although FBRCM is contractually entitled to be indemnified by the Bank in connection with this lawsuit, the Bank filed for bankruptcy on March 5, 2012 and this likely will decrease or eliminate the value of the indemnity that FBRCM receives from the Bank. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings; briefing on the appeal is complete and oral argument was heard on September 26, 2013. The 10th Circuit Court of Appeals ruling on this appeal is pending.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving the FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter is not probable and estimable as of December 31, 2013.

In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and self regulatory organizations involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend any such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect its financial condition, operating results and liquidity.

Other

In February 2012, pursuant to a compensation plan, the Company granted certain employees an interest in a pool of assets valued at $3,000. The individual awards are subject to a 4-year cliff vesting requirement based on continued service. The terms of the compensation plan provide that any forfeited awards be reallocated to remaining award recipients and that the total value of the asset pool at the date of vesting be distributed. The specific assets in the pool may change over the vesting period and the Company may settle the awards in cash. The value of the asset pool was $3,345 as of December 31, 2013.

Note 9. Shareholders’ Equity:

Share Repurchases

During the year ended December 31, 2013, the Company repurchased 2,377,583 shares of its common stock in privately negotiated or open market transactions at a weighted average share price of $23.36 per share for a total cost of $55,541. As of December 31, 2013, the Company had remaining authority to repurchase 1,615,666 additional shares.

During the year ended December 31, 2012, the Company repurchased 537,973 shares of its common stock in privately negotiated or open market transactions at a weighted average share price of $10.96 per share for a total cost of $5,887. During the year ended December 31, 2011, the Company repurchased 524,198 shares of its common stock in open market transactions at a weighted average share of $13.92 per share for a total cost of $7,299.

During the year ended December 31, 2012, the Company completed two tender offers to repurchase shares of its stock. Pursuant to these modified “Dutch auction” tender offers, the Company repurchased 1,325,167 shares of its common stock at weighted average share prices of $11.32 per share for a total cost, including transaction costs, of $14,983.

During the year ended December 31, 2011, the Company completed two tender offers to repurchase shares of its stock. Pursuant to these modified “Dutch auction” tender offers, the Company repurchased 1,536,380 shares of its common stock at weighted average share prices of $10.20 per share for a total cost, including transaction costs, of $15,939.

FBR & Co. Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense of $220, $133 and $245, respectively, related to the Purchase Plan.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 6,250 shares or 12,500 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR & Co. Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the years ended December 31, 2010 and 2009, participants purchased 66,134 and 52,625, respectively, for an aggregate purchase price of $1,286 and $1,431, respectively. As of December 31, 2013 all loans had been repaid and there were no loans outstanding. As of December 31, 2012, the Company had loans outstanding to participants of $307. The employee stock loan receivable balance is included in shareholders’ equity on the balance sheet.

Stock Compensation Plans

FBR & Co. Amended 2006 Long-Term Incentive Plan (FBR & Co. Long-Term Incentive Plan)

Under the FBR & Co. Long-Term Incentive Plan, as amended, the Company may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and RSUs for up to an aggregate of 7,217,496 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The plan’s termination date is October 22, 2023 unless it is terminated sooner by the Company’s Board of Directors. The FBR & Co. Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified performance conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Stock Options	$484	$1,526	$1,126
Restricted shares	146	148	635
RSUs	7,589	5,489	5,792

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2013
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$123	$112	$16,361
Unvested awards	116,892	10,421	1,903,334
Weighted average vesting period	0.79 years	0.43 years	1.88 years

Stock Options

A summary of option activity under the FBR & Co. Long Term Incentive Plan as of December 31, 2013, and changes during the years ended December 31, 2013, 2012, and 2011 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2010	1,994,777	$31.72	4.3
Granted	79,517	14.48
Forfeitures	(306,993)	32.24

Share Balance as of December 31, 2011	1,767,301	$30.84	3.5
Granted	—	—
Forfeitures/Expirations	(479,274)	55.40

Share Balance as of December 31, 2012	1,288,027	$21.72	2.12
Granted	—	—
Forfeitures/Expirations	(102,802)	24.14
Option Exercised	(118,422)	20.34

Share Balance as of December 31, 2013	1,066,803	$21.63	0.13

Options Exercisable as of December 31, 2013	949,911	$21.85	2.42

The Company did not grant any options during the years ended December 2013 and 2012. Regarding options that were issued during the year ended December 31, 2011, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Due to the relatively short period in which the Company had been publicly-traded at that time, the Company did not base its volatility assumption solely on historical data. The Company used a combination of its historical volatility, historical industry comparisons, and other market data in order to determine the volatility assumption. The risk-free interest rate was based on the rates of the U.S. Treasury with similar maturities as the expected life of the award. The expected life of the awards was based on the length of time from the grant date to the midpoint of the vesting date and the contractual expiration date of the award. The Company used this methodology for determining expected life as the Company did not have sufficient historical data to estimate an expected life. The dividend yield was based on the expected dividend payout over the expected life of the award. The following weighted average assumptions were used for options granted for the year ended December 31, 2011:

Volatility	39.8%
Risk-free interest rate	1.6%
Expected life (years)	4.5
Dividend yield	—
Weighted average fair value	$5.08

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2013, and changes during the years ended December 31, 2013, 2012, and 2011 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2010	164,551	$55.84	1.4
Granted	—	—
Vestings	(84,610)	53.56
Forfeitures	(13,622)	67.60

Share Balance as of December 31, 2011	66,319	$56.36	0.6
Granted	—	—
Vestings	(54,045)	62.28
Forfeitures	(6,022)	35.92

Share Balance as of December 31, 2012	6,252	$25.04	0.15
Granted	10,421	24.23	0.43
Vestings	(6,252)	26.13
Forfeitures	—	—

Share Balance as of December 31, 2013	10,421	$24.23	0.43

RSUs

A summary of unvested restricted stock units as of December 31, 2013, and changes during the years ended December 31, 2013, 2012, and 2011 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2010	2,057,666	$21.36	2.8
Granted	447,301	14.44
Vestings	(418,317)	22.40
Forfeitures	(704,650)	18.64

Share Balance as of December 31, 2011	1,382,000	$20.16	2.1
Granted	799,590	10.00
Vestings	(342,879)	21.24
Forfeitures	(171,300)	14.36

Share Balance as of December 31, 2012	1,667,411	$15.72	2.1
Granted	827,562	18.94
Vestings	(501,307)	22.11
Forfeitures	(90,332)	14.58

Share Balance as of December 31, 2013	1,903,334	$15.69	1.88

Included in the RSUs granted during the year ended December 31, 2013 are 375,000 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For these awards, the performance goal will be met at (1) a 100% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 7% compound annual growth rate over the three year period beginning on April 1, 2013 (the “performance period”), (2) a 50% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 4% compound annual growth over the performance period and (3) a proportional rate between 50% and 100% in the event that the combined net worth of the Company, measured on a per share basis has increased by an amount between 4% and 7% compound annual growth over the performance period. During the year ended December 31 2013, compensation expense was recognized based on the Company’s assessment that the awards would vest at a 100% rate.

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the years ended December 31, 2013, 2012, and 2011, the Company granted such stock-based awards with an aggregate fair value upon grant date of $2,099, $0, and $1,052, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2013, and changes during the years ended December 31, 2013, 2012, and 2011 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2010	85,732	$35.08	0.7
Granted	—	—
Vestings	(60,493)	32.84

Share Balance as of December 31, 2011	25,239	$39.56	0.6
Granted	—	—
Vestings	(19,338)	40.60

Share Balance as of December 31, 2012	5,901	$19.60	0.64
Granted	—	—
Vestings	(4,399)	16.15

Share Balance as of December 31, 2013	1,502	$13.51	0.46

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2013, and changes during the years ended December 31, 2013, 2012, and 2011 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2010	429,922	$19.76	1.8
Granted	73,446	14.32
Vestings	(160,924)	18.44

Share Balance as of December 31, 2011	342,444	$19.24	1.3
Granted	—	—
Vestings	(157,104)	17.60

Share Balance as of December 31, 2012	185,340	$18.68	1.48
Granted	127,977	16.40
Vestings	(77,953)	19.45

Share Balance as of December 31, 2013	235,364	$18.09	1.92

Note 10. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities, convertible debt securities, corporate debt securities, bank loans, and listed equity options that are primarily traded in United States markets. The Company’s investments in non-registered investment funds trade and invest in public and non-public debt and equity securities. As of December 31, 2013 and 2012, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, as part of its market making activities, the Company sells equity and debt securities it does not currently own (securities sold but not yet purchased—see Note 3). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

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

The Company’s broker-dealer subsidiary clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreement between the Company’s broker-dealer subsidiary and its clearing broker, the clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge our broker-dealer subsidiary has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2013 and 2012, the Company has recorded no liabilities, and during the years ended December 31, 2013, 2012 and 2011, the Company did not incur any significant costs, with regard to this right.

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

In addition, the Company has the right to pursue collection from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing broker and all counterparties with which it conducts business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but from time to time may also hedge credit risk exposure through the use of credit derivatives. No such credit derivatives are outstanding at December 31, 2013.

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

Note 11. Related-Party Transactions:

Professional Services Agreement

Under the professional services agreement, as amended, with Crestview Partners, L.P. (“Crestview”), a related party that has designated for election two members of the Company’s Board of Directors, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continues to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. If elected, stock options would be issued with a strike price equal to the prevailing market price per share as of the grant date and with an expiration of 4 years. Based on Crestview’s elections, in June 2013, 2012 and 2011, the Company issued 32,432, 61,225 and 42,017, respectively, such options to Crestview Advisors, L.L.C. valued at issuance at $270, $240 and $200, respectively. The remainders of the respective annual strategic advisory fees were paid in cash. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $905, $1,000 and $1,000 of expense associated with this agreement.

Other

During the third quarter of 2013, Crestview exercised options to purchase 54,369 shares of the Company’s common stock at an average price of $15.85 per share at an aggregate cost of $862. The Company subsequently repurchased those 54,369 shares and 670,631 other shares from Crestview at $26.25 per share at a total cost of $19,031.

During the fourth quarter of 2013, Crestview exercised options to purchase 87,332 shares of the Company’s common stock at an average price of $12.02 per share at an aggregate cost of $1,050. The Company subsequently repurchased those 87,332 shares and 649,449 other shares from Crestview at $25.75 per share at a total cost of $18,974. Subsequent to these share repurchases, Crestview no longer holds any shares of the Company’s common stock and the Company no longer has any obligations under the Professional Services Agreement with Crestview discussed above.

Note 12. Discontinued Operations:

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

	Year Ended December 31,
	2013	2012	2011
Revenues	$—	$14,275	$14,924
Gain on sale of assets	8,944	24,189	—
Expenses	170	12,514	13,475

Income from discontinued operations before income taxes	8,774	25,950	1,449
Income tax provision	615	1,265	13

Income from discontinued operations, net of taxes	$8,159	$24,685	$1,436

For the year ended December 31, 2013, the Company generated $8,159 of net income from discontinued operations compared to $24,685 in 2012 and $1,436 in 2011. The Company’s 2012 net income from discontinued operations was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. The Company’s 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provisions recognized in 2013 and 2012 relate primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

Regarding our proceeds from this sale, in accordance with the asset sale agreement, we received an initial payment upon closing in October 2012 and a subsequent payment upon the first anniversary of closing, in each case based on a percentage of assets under management for the applicable funds. Specifically, in October 2012, the Company received proceeds of $19,692 representing an initial payment equal to 60% of the sales price as calculated on the closing date and the Company received $19,294 representing the remaining 40% of the sales price as calculated on the first anniversary of the closing in the fourth quarter of 2013. In total, the Company received $38,986 from this sale and generated a pre-tax gain of $33,133.

The Company’s 2012 net income from discontinued operations was primarily derived from the gain recorded on the asset sale and is not comparable to 2011. The 2012 results from discontinued operations during the period prior to the sale as well as our 2011 results reflect the activities of our former fee-based asset management operations. The $24,189 gain recorded on the asset sale in 2012 included an estimate of the contingent payment to be received in 2013. Specifically, as of December 31, 2012, the Company valued this contingent payment at $9,846. This value reflected an approximate 25% discount to the assets under management at closing and was recorded as a receivable on the Company’s balance sheet. The value recorded was based on the Company’s consideration of various factors outside of our control that could have had a significant effect on the value of prospective assets under management. As discussed above, based primarily on market appreciation during 2013, the Company received $19,294 representing the remaining 40% of the sales price in the fourth quarter of 2013.

Costs related to the sale were expensed as incurred during 2012 year and were comprised primarily of professional fees, including costs for advisory services, legal services and costs associated with the fund shareholder proxy. In addition, upon the close of the sale, the Company recognized in expense its remaining management contract intangible assets with a value of $1,890 at that time. Subsequent to the sale, the Company does not hold any intangible assets on its balance sheet. During 2013, the Company incurred additional costs related to the sale of $504. These costs were directly related to the increase in value of the assets under management and the related amount of contingent proceeds received by the Company.

Note 13. Segment Information:

The Company considers its capital markets and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional sales, trading and research operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Principal investing includes investments in investment funds, merchant banking and other equity investments, and corporate debt investments.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment.

In 2011 and prior periods, the Company included the results of its fee-based asset management operations in continuing operations and reported these operations as a separate reportable segment. However, due to the transaction described in Notes 1 and 12 and the reclassification of asset management’s results as discontinued operations, the Company no longer includes the results of its asset management operations in its segment information. Corporate overhead costs that have been allocated to the asset management operations are included in the segment disclosure as these costs will remain part of the Company’s continuing operations subsequent to the disposal of the asset management operations.

Prior to December 2011, the Company’s subsidiary FBRIL, located in the United Kingdom was an introducing broker-dealer registered with the FSA of the United Kingdom. In the fourth quarter of 2011, the Company initiated the process to cease activities at FBRIL. The Company did not recognize any revenue from foreign operations for the years ended December 31, 2013 and 2012 and its revenues from foreign operations totaled $3,935 for the year ended December 31, 2011.

The increase in the Capital Markets segment’s net assets as of December 31, 2013 compared to December 31, 2012 that is specified in the tables below is due primarily to the pre-tax income recognized during the year ended December 31, 2013. The increase in the Capital Markets segment’s total assets as of December 31, 2013 compared to December 31, 2012 is due to both the pre-tax income recognized during 2013 as well as the release during 2013 of a significant portion of the valuation allowance that had been recorded against the Company’s deferred tax assets (see Note 6). The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Year Ended December 31, 2013
	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$196,213	$—	$196,213
Institutional brokerage	53,738	—	53,738
Net investment loss	—	6,920	6,920
Net interest income, dividends, and other	1,482	1,468	2,950

Total	251,433	8,388	259,821

Operating Expenses:
Variable	103,755	1,179	104,934
Fixed	96,121	1,496	97,617

Total	199,876	2,675	202,551

Pre-tax income	$51,557	$5,713	$57,270

Compensation and benefits:
Variable	$89,574	$1,172	$90,746
Fixed	53,013	961	53,974

Total	$142,587	$2,133	$144,720

Total assets	$308,870	$101,702	$410,572

Total net assets	$183,779	$106,998	$290,777

	Year Ended December 31, 2012
	Capital Markets	Principal Investing	Other (1)	Total
Revenues, net of interest expense:
Investment banking	$90,669	$—	$—	$90,669
Institutional brokerage	52,472	—	—	52,472
Net investment loss	—	4,906	—	4,906
Net interest income, dividends, and other	2,145	1,299	1	3,445

Total	145,286	6,205	1	151,492

Operating Expenses:
Variable	45,977	761	27	46,765
Fixed	98,919	434	1,446	100,799

Total	144,896	1,195	1,473	147,564

Pre-tax income (loss)	$390	$5,010	$(1,472)	$3,928

Compensation and benefits:
Variable	$26,183	$758	$12	$26,953
Fixed	54,814	163	742	55,719

Total	$80,997	$921	$754	$82,672

Total assets	$214,290	$104,253	$14,901	$333,444

Total net assets	$129,671	$102,135	$8,058	$239,864

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

	Year Ended December 31, 2011
	Capital Markets	Principal Investing	Other (1)	Total
Revenues, net of interest expense:
Investment banking	$58,146	$—	$—	$58,146
Institutional brokerage	78,457	—	—	78,457
Net investment income	—	(9,665)	1	(9,664)
Net interest income, dividends, and other	3,237	2,049	2	5,288

Total	139,840	(7,616)	3	132,227

Operating Expenses:
Variable	40,766	6	27	40,799
Fixed	135,049	358	1,467	136,874
Impairment of goodwill	5,882	—	—	5,882

Total	181,697	364	1,494	183,555

Pre-tax loss	$(41,857)	$(7,980)	$(1,491)	$(51,328)

Compensation and benefits:
Variable	$20,078	$1	$6	$20,085
Fixed	78,733	194	796	79,723

Total	$98,811	$195	$802	$99,808

Total assets	$209,886	$78,311	$9,886	$298,083

Total net assets	$139,144	$78,310	$7,843	$225,297

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the Asset Management segment.

Note 14. Subsequent Events:

The Company has evaluated and determined that no events or transactions occurred after December 31, 2013 that would require recognition or disclosure in these financial statements.

Note 15. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2013 and 2012. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net Income (Loss) Before Income Taxes	Net Income From Discontinued Operations, Net of Taxes	Net Income (Loss)		Basic Earnings (Loss) Per Share		Diluted Earnings (Loss) Per Share
2013
First Quarter	$117,926	$35,907	$806	$35,254		$2.87		$2.65
Second Quarter	67,242	14,632	2,316	42,648	(1)	3.51	(1)	3.23	(1)
Third Quarter	34,056	3,150	3,622	6,411		0.53		0.48
Fourth Quarter	40,597	3,581	1,415	8,599		0.76		0.69

Total Year	$259,821	$57,270	$8,159	$92,912		$7.77		$7.17

2012
First Quarter	$34,945	$(27)	$472	$438		$0.04		$0.04
Second Quarter	33,732	322	184	491		0.04		0.04
Third Quarter	23,889	(5,578)	959	(3,357)		(0.28)		(0.28)
Fourth Quarter	58,926	9,211	23,070	32,119		2.56		2.40

Total Year	$151,492	$3,928	$24,685	$29,691		$2.24		$2.15

(1)	During the fourth quarter of 2013, the Company identified an error with respect to certain amounts that were included in the Company’s second quarter 2013 tax benefit and valuation allowance reversal. The Company evaluated the impact of this error in accordance with the SEC’s Staff Accounting Bulletin No. 99 and concluded that the error was not material to its June 30, 2013 financial statements. However, because the correction would be material to the three month period ended December 31, 2013, the Company will revise its June 30, 2013 and year to date September 30, 2013 financial statements when they are next filed in the Company’s quarterly reports on Form 10-Q for the quarters ending June 30, 2014 and September 30, 2014. In addition, the Company has reflected the revision in this quarterly table to reduce previously reported second quarter 2013 net income by $3,891, basic earnings per share by $0.32 and diluted earnings per share by $0.29.