Form 10-Q
period 2014-03-31
FBR & Co.
filed 2014-05-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2014 was 10,409,042 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$170,166	$207,973
Receivables:
Due from brokers, dealers and clearing organizations	237,780	4,949
Customers	3,089	4,485
Other	2,026	658
Financial instruments owned, at fair value	158,252	144,743
Other investments, at cost	2,681	7,681
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	3,651	3,286
Deferred tax assets, net of valuation allowance	28,654	30,893
Prepaid expenses and other assets	5,506	5,904

Total assets	$611,805	$410,572

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$257,987	$42,241
Accrued compensation and benefits	33,259	58,502
Accounts payable, accrued expenses and other liabilities	11,637	10,351
Due to brokers, dealers and clearing organizations	11,059	8,701

Total liabilities	313,942	119,795

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,355,631 and 10,545,509 shares issued and outstanding, respectively	10	11
Additional paid-in capital	357,522	362,983
Restricted stock units	28,406	21,487
Accumulated other comprehensive income, net of taxes	53	34
Accumulated deficit	(88,128)	(93,738)

Total shareholders’ equity	297,863	290,777

Total liabilities and shareholders’ equity	$611,805	$410,572

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Investment banking:
Capital raising	$33,316	$99,686
Advisory	3,323	1,604
Institutional brokerage	15,091	13,705
Net investment income	3,834	2,098
Interest income, dividends, and other	471	833

Total revenues	56,035	117,926
Interest expense	1,677	—

Revenues, net of interest expense	54,358	117,926

Non-Interest Expenses:
Compensation and benefits	31,300	66,411
Professional services	2,938	3,456
Business development	2,368	2,133
Clearing and brokerage fees	1,224	1,604
Occupancy and equipment	3,152	3,282
Communications	2,892	2,969
Other operating expenses	1,469	2,164

Total non-interest expenses	45,343	82,019

Income from continuing operations before income taxes	9,015	35,907
Income tax provision	3,405	1,459

Income from continuing operations, net of taxes	5,610	34,448
Income from discontinued operations, net of taxes	—	806

Net income	$5,610	$35,254

Basic income per share:
Income from continuing operations, net of taxes	$0.51	$2.81
Income from discontinued operations, net of taxes	—	0.06

Basic income per share	$0.51	$2.87

Diluted income per share:
Income from continuing operations, net of taxes	$0.46	$2.59
Income from discontinued operations, net of taxes	—	0.06

Diluted income per share	$0.46	$2.65

Basic weighted average shares outstanding (in thousands)	10,968	12,268

Diluted weighted average shares outstanding (in thousands)	12,087	13,292

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$5,610	$35,254
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes of $34 and $0, respectively	19	(118)

Comprehensive income	$5,629	$35,136

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	92,912	92,912
Issuance of common stock, net of forfeitures	699	1	14,880	307	(13,688)	—	—	1,500
Repurchase of common stock	(2,378)	(2)	(55,539)	—	—	—	—	(55,541)
Stock compensation expense for options granted to purchase common stock	—	—	974	—	—	—	—	974
Issuance of restricted stock units	—	—	—	—	9,940	—	—	9,940
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,128	—	1,128

Balances at December 31, 2013	10,545	$11	$362,983	$0	$21,487	$34	$(93,738)	$290,777

Net income	—	—	—	—	—	—	5,610	5,610
Issuance of common stock, net of forfeitures	72	0	1,350	0	(2,471)	—	—	(1,121)
Repurchase of common stock	(261)	(1)	(6,848)	—	—	—	—	(6,849)
Stock compensation expense for options granted to purchase common stock	—	—	37	—	—	—	—	37
Issuance of restricted stock units	—	—	—		9,390	—	—	9,390
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	19	—	19

Balances at March 31, 2014	10,356	$10	$357,522	$0	$28,406	$53	$(88,128)	$297,863

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,610	$35,254
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	351	349
Income tax provision-deferred	2,228	—
Stock compensation	2,173	1,839
Net investment income from investments	(3,834)	(2,098)
Gain on sale of assets	—	(848)
Other	(38)	37
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(9,653)	(30,631)
Customers	1,294	(7,738)
Other	(1,162)	416
Trading securities	845	1,197
Prepaid expenses and other assets	398	2,051
Changes in operating liabilities:
Trading account securities sold but not yet purchased	1,216	8,851
Accrued compensation and benefits	(17,926)	28,137
Accounts payable, accrued expenses and other liabilities	(2,348)	(1,163)
Brokers, dealers and clearing organizations	2,359	10,420

Net cash (used in) provided by operating activities	(18,487)	46,073

Cash flows from investing activities:
Purchases of investment securities and other investments	(17,617)	(17,261)
Proceeds from sales of and distributions from investments	10,754	72
Securities sold but not yet purchased	218,286	—
Due from brokers, dealers and clearing organizations	(223,178)	—
Purchases of furniture, equipment, software, and leasehold improvements	(716)	(13)

Net cash used in investing activities	(12,471)	(17,202)

Cash flows from financing activities:
Repurchases of common stock	(6,849)	(9,140)
Proceeds from sales of common stock	—	490

Net cash used in financing activities	(6,849)	(8,650)

Net (decrease) increase in cash and cash equivalents	(37,807)	20,221
Cash and cash equivalents, beginning of period	207,973	174,925

Cash and cash equivalents, end of period	$170,166	$195,146

Supplemental Cash Flow Information:
Income tax payments	$2,148	$1,371
Interest payments	$2,250	$—

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency.

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (private equity, debt funds and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of March 31, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2014	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$18,408	$18,357	$—	$51
Listed options	69	69	—	—
Convertible and fixed income debt instruments	38,912	—	38,912	—

	57,389	18,426	38,912	51
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	19,195	17,044	—	2,151
Warrants	1,682	—	—	1,682
Fixed income debt instruments	1,945	1,945	—	—
Designated as available-for-sale:
Marketable equity securities	187	187	—	—

	23,009	19,176	—	3,833
Investment Funds	77,854	—	—	77,854

Total	$158,252	$37,602	$38,912	$81,738

Securities sold but not yet purchased, at fair value:
U.S. Treasury securities	$214,530	$214,530	$—	$—
Marketable equity securities	33,092	33,092	—	—
Listed options	25	25	—	—
Convertible and fixed income debt instruments	10,340	—	10,340	—

Total	$257,987	$247,647	$10,340	$—

As of March 31, 2014, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $81,738 or 13.4% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of March 31, 2014:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach – assets	$2,202	Over-the counter trading activity	$0.64 – $19.0/share	$10.84
Black-Scholes – assets	$1,682	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.64%	2.64%

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

The table above excludes $77,854 of investments in 16 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach – assets	$9,539	Over-the-counter trading activity	$ 0.77 – $19.00/share	$13.44
Market approach – liabilities	$1,499	Over-the-counter trading activity	$65.15/share	65.15
Black-Scholes – assets	$1,996	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.9%	2.9%

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2014	$11,535	$(1,499)	$61,197	$71,233
Total net gains (losses) (realized/unrealized)
Included in earnings	(80)	(122)	1,691	1,489
Included in other comprehensive income	—	—	—	—
Purchases	13,842	6,043	15,000	34,885
Sales/Distributions	(15,197)	(4,422)	(34)	(19,653)
Transfers out of Level 3	(6,216)	—	—	(6,216)

Ending balance, March 31, 2014	$3,884	$—	$77,854	$81,738

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(377)	$—	$1,609	$1,232

	Trading Securities	Investment Funds	Total
Beginning balance, January 1, 2013	$2,615	$17,600	$20,215
Total net gain/losses (realized/unrealized)
Included in earnings	690	1,284	1,974
Included in other comprehensive income	—	—	—
Purchases	52,848	9,000	61,848
Sales/Distributions	(53,286)	—	(53,286)

Ending balance, March 31, 2013	$2,867	$27,884	$30,751

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$769	$1,284	$2,053

There were no transfers in to, or out of Level 2 financial assets during the three months ended March 31, 2014. One transfer was made out of Level 3 and into Level 1 during the three months ended March 31, 2014 for an equity security that was previously a non-public equity security and during the period became publicly traded. There were no transfers of securities in to, or out of, Level 1, 2, and 3 financial assets during the three months ended March 31, 2013.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three months ended March 31, 2014 and 2013, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended March 31,
	2014	2013
Total gains and losses included in earnings for the period:
Institutional brokerage	$(39)	$1
Net investment income	1,528	1,973
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$(214)	$109
Net investment income	1,446	1,944

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2014, and during the year ended December 31, 2013, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. In addition, as of March 31, 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the statements of operations. During the three months ended March 31, 2014, the Company elected to account for one non-public equity security, purchased at a cost of $2,000, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended March 31,
	2014	2013
Net gains recognized on trading securities	$2,385	$706
Less: Net (gains) losses recognized on trading securities sold during the period	(237)	—

Unrealized gains recognized on trading securities still held at the reporting	$2,148	$706

During the three months ended March 31, 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. These two securities mature in November 2015 and February 2016, respectively. These positions are included in securities sold but not yet purchased on the Company’s balance sheet as of March 31, 2014. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. Such amounts are not available for withdrawal and are subject to closure of the open short positions. During the three months ended March 31, 2014, the Company incurred $1,677 of interest expense related to these transactions. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of March 31, 2014 and December 31, 2013, the Company had certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	March 31, 2014
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$79	$0	$187

	December 31, 2013
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$48	$0	$156

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. The Company did not recognize any other-than-temporary impairment losses during the three months ended March 31, 2014, and as of March 31, 2014, the Company did not hold any marketable securities that were in an unrealized loss position. During the three months ended March 31, 2013, the Company recorded an other-than-temporary impairment charge of $545 related to an investment in a company in the financial services industry. The Company recognized this impairment charge as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during the quarter specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257.

There were no sales of marketable equity securities during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company received proceeds of $72 from sales of marketable equity securities resulting in gross gains of $36.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Accumulated Other Comprehensive Income (Loss), Beginning Balance	$34	$(1,094)
Other comprehensive income (loss) before reclassifications	19	(627)
Amounts reclassified from other comprehensive income (loss)	—	509

Accumulated Other Comprehensive Income (Loss), at period end	$53	$(1,212)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	$—	$545
Realized gains on sale of securities	—	(36)

Total	$—	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	March 31, 2014	December 31, 2013
Non-public equity securities	$2,681	$2,681
Corporate debt investments	—	5,000

	$2,681	$7,681

The Company evaluates its non-public equity securities and corporate debt investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment. During the three months ended March 31, 2013, there were no sales of non-public equity securities or corporate debt investments carried at cost.

3. Income Taxes:

During the three months ended March 31, 2014 and 2013, the Company recorded tax provisions of $3,405 and $1,459, respectively. The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were 37.8% and 4.1%, respectively. The Company’s 2014 tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that are projected to be utilized during the year. The Company’s 2013 tax rate differed from statutory tax rates primarily due to the effects of recording a full valuation allowance on the Company’s net deferred tax assets as of March 31, 2013. The annual estimated effective tax rate for the three months ended March 31, 2013 also incorporated the benefit of net operating losses expected to be utilized during 2013.

As of March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Pursuant to the criteria in ASC 740, the Company reviews its valuation allowance related to its deferred tax assets on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. As of June 30, 2013 and subsequently, as described below, the Company’s valuation allowance for its deferred tax assets relates to capital loss carryforwards and net unrealized losses on investments.

At December 31, 2013, the Company’s net deferred tax assets totaled $49,165 and were partially offset by valuation allowance of $18,272. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of March 31, 2014, the Company determined that a valuation allowance related to these deferred tax assets continued to be appropriate. As of March 31, 2014, these deferred tax assets and related valuation allowance totaled approximately $17,400. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

4. Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2014, FBRCM had net capital of $110,855, which was $107,630 in excess of its required net capital of $3,225.

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

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	10,968	10,968	12,268	12,268
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,119	—	1,024

Weighted average common and common equivalent shares outstanding (in thousands)	10,968	12,087	12,268	13,292

Net income applicable to common stock	$5,610	$5,610	$35,254	$35,254

Net income per common share	$0.51	$0.46	$2.87	$2.65

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock Options—Employees and directors	783	315
Stock Options—Non-employee	27	230
Restricted Stock, unvested	4	—
Restricted Stock Units, unvested	1,219	986

	2,033	1,531

6. Commitments and Contingencies:

Litigation

As of March 31, 2014, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter is not probable and estimable as of March 31, 2014.

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

Other

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBRCM has agreed to purchase LCM’s securities lending business. The closing of the transaction is subject to regulatory approval and other customary closing conditions. Pursuant to the Transaction Agreement, the Company has agreed to issue to certain counterparties of LCM guarantees of LCM’s obligations under securities loan agreements up to an aggregate of $75,000. The guarantees are expected to terminate on the earlier of the closing of the transaction and September 30, 2014.

As of March 31, 2014, the Company had issued such guarantees to counterparties of LCM up to an aggregate of $75,000. Based on the nature of the related securities loan agreements, including the applicable collateral and other capital that support LCM’s obligations under these securities loan agreements, the Company has valued these guarantees at zero as of March 31, 2014. To-date, the Company has not incurred any costs relative these guarantees.

7. Shareholders’ Equity:

Share Repurchases

During the three months ended March 31, 2014, the Company repurchased 261,817 shares of its common stock in open market transactions at a weighted average share price of $26.16 per share for a total cost of $6,849. During the three months ended March 31, 2013, the Company repurchased 565,473 shares of its common stock in open market transactions at a weighted average share price of $16.16 per share for a total cost of $9,140. As of March 31, 2014, the Company has remaining authority to repurchase 1,353,849 additional shares.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense of $149 and $80, respectively.

Stock Compensation Plans

FBR & Co. Amended 2006 Long-Term Incentive Plan (“FBR & Co. Long-Term Incentive Plan”)

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Stock options	$(112)	$218
Restricted shares	$63	$5
RSUs	$2,073	$1,536

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2014
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	289,128
Grant date fair value per share	$—	$—	$23.99

Included in the RSUs granted during the three months ended March 31, 2014 are 277,405 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For these awards, the performance goal will be met at: (1) 50% rate on December 31, 2016 if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2014; (2) 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the performance period, no performance share units will be earned and the award will be forfeited. During the three months ended March 31, 2014, compensation was recognized based on the Company’s assessment that the awards would vest at a 50% rate.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2014
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$75	$49	$17,325
Unvested awards	80,476	10,421	2,055,743
Weighted average vesting period	0.42 years	0.18 years	1.87 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the three months ended March 31, 2014, the Company granted 294,843 such RSUs with an aggregate fair value upon grant date of $7,317. For the three months ended March 31, 2013, the Company granted 127,978 comparable RSUs with an aggregate fair value upon grant date of $2,099.

8. Related Party Transactions:

Professional Services Agreement

Under a professional services agreement with Crestview Partners, L.P., the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continued to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. During the fourth quarter of 2013, the Company repurchased 736,781 shares from Crestview representing its remaining shares of the Company’s common stock. Accordingly, subsequent to these share repurchases the Company no longer had any obligations under the professional services agreement with Crestview. During the three months ended March 31, 2013, the Company recognized $250 of expense associated with this agreement.

9. Discontinued Operations:

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has had no continuing involvement in the management of these funds. As a result of this sale transaction, the Company has reported the results of its asset management operations as discontinued operations.

In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Additionally, the gain recorded on the asset sale in 2012 included an estimate of the contingent payment to be received in 2013. The Company valued this contingent payment at each reporting date during 2013, through the first anniversary of the closing in October 2013. These valuations were based on the Company’s consideration of various factors outside of its control that could have had a significant effect on the value of prospective assets under management. For example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction.

The Company’s net income from discontinued operations during the first quarter of 2013 reflects the estimated change in value during the period of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards. Based on the Company’s receipt of the applicable contingent sale proceeds during the fourth quarter of 2013, there are no comparable discontinued operation results in 2014.

The results related to our asset management operations reflected in the consolidated statement of operations for the three months ended March 31, 2013, are presented in the following table (dollars in thousands).

Three Months Ended March 31,
2013
Revenues	$—
Gain on sale of assets, net	848
Expenses	8

Income from discontinued operations before income taxes	840
Income tax provision	34

Income from discontinued operations, net of taxes	$806

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

	Three Months Ended March 31, 2014
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$36,639	$—	$36,639
Institutional brokerage	15,091	—	15,091
Net investment income	—	3,834	3,834
Interest income, dividends and other	248	223	471

Total revenues	51,978	4,057	56,035
Interest expense	—	1,677	1,677

Revenues, net of interest expense	51,978	2,380	54,358

Operating Expenses:
Variable	19,544	219	19,763
Fixed	24,808	772	25,580

Total	44,352	991	45,343

Pre-tax income	$7,626	$1,389	$9,015

Compensation and benefits:
Variable	$16,103	$217	$16,320
Fixed	14,636	344	14,980

Total	$30,739	$561	$31,300

The total assets of the Company’s principal investing segment increased to $332,548 as of March 31, 2014 from $101,702 as of December 31, 2013. The increase in these total assets was a result of investing activities during the three months ended March 31, 2014, in particular two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. The total assets of the Company’s capital markets segment decreased to $279,257 as of March 31, 2014 from $308,870 as of December 31, 2013. The decrease in these total assets was due primarily to cash used in operating activities during the three months ended March 31, 2014.

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

11. Recent Accounting Pronouncements:

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same- jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carry-forwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. The Company’s adoption of this guidance did not have a significant effect on its disclosures, financial condition, results of operations or cash flows.

12. Subsequent Events:

The Company has evaluated and determined that no events or transactions occurred after March 31, 2014 that would require recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year fiscal ended December 31, 2013.

Business Environment

In the first quarter of 2014, U.S. equity markets were up slightly following very strong performance for the full year 2013. Volatility remained low as investors were seemingly unconcerned with political disruptions in Europe and the Middle East and with a winter slowdown in economic activity domestically. Equity capital markets activity was quite strong as a result of a higher number of issuers seeking capital events and healthy levels of risk tolerance on the part of investors supported by consistently low volatility. During the first quarter there were 65 IPOs completed in the U.S., more than double the number in last year’s first quarter. Total domestic equity issuance was $49.6 billion, compared to $56.5 billion in the first quarter of last year. In addition, equity trading volumes were up 9% year-over-year.

Overall, competition in our business remains intense. Large banks continue to tie lending activity to capital markets mandates and electronic or high-frequency trading continues to capture a significant share of trading volume. Both of these dynamics put pressure on high-touch, idea-driven firms like FBR. Institutional investors continue to narrow the list of broker-dealers with whom they maintain trading relationships, leading to consolidation of smaller firms and to the need for mid-size firms to work intensely to demonstrate relevance through quality and scale of research offerings in order to grow relationships.

We believe capital markets conditions remain favorable as positive fund flows and extraordinary low interest rates have combined to provide significant support to equity prices and high-yield bond prices. Over the last 18 months, investors have been increasingly focused on higher risk assets due to strong market performance and in order to achieve targeted investment returns. This move toward risk continues to be underpinned by the accommodating stance of the Federal Reserve. While the Federal Reserve has begun to reduce the monthly amount of its bond purchases, the market continues to benefit from a combination of low interest rates and significant bond market support. We believe that normalization of these policies is likely to lead to increased market volatility as markets adjust to consequent changes in interest rates and fund flows.

Executive Summary

For the first quarter of 2014 our revenues, net of interest expense, were $54.4 million, our pre-tax income was $9.0 million and our net income was $5.6 million. This compares to first quarter 2013 revenues of $117.9 million, pre-tax income from continuing operations of $35.9 million, and net income from continuing operations of $34.4 million. Our first quarter 2013 net income was $35.2 million and included $0.8 million of net income from discontinued operations.

The difference in our first quarter 2014 operating results compared to 2013 is due almost entirely to the difference in investment banking revenue in these periods. Our first quarter 2014 investment banking revenue of $36.6 million compares to $101.3 million in 2013. The reduction in investment banking revenues in 2014 reflects the differences in the nature and size of the capital raising transactions completed in these periods. Our institutional brokerage revenue was $15.1 million in the first quarter of 2014 compared to $13.7 million in 2013, and our net revenues from principal investing were $2.4 million in both of the respective periods. Our non-compensation fixed expenses were $10.6 million in the first quarter of 2014 compared to $11.1 million in 2013. Our compensation and benefits expense as a percentage of net revenues was 57.6% in 2014 compared to 56.3% in 2013.

The following is an analysis of our operating results by segment for the first quarters of 2014 and 2013.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications sectors. By their nature, our capital markets business activities are highly competitive and are subject to market conditions, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period. The following table provides a summary of our results within the capital markets segment (dollars in thousands).

	Three Months Ended March 31,
	2014	2013
Revenues:
Investment banking	$36,639	$101,290
Institutional brokerage	15,091	13,705
Interest income, dividends and other	248	528

Total	51,978	115,523

Operating Expenses:
Variable	19,544	57,316
Fixed	24,808	23,711

Total(1)	44,352	81,027

Pre-tax income	$7,626	$34,496

(1)	For the three months ended March 31, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $5,502 and $7,132, respectively.

The pre-tax income from our capital markets segment decreased to $7.6 million for the first quarter of 2014 from $34.5 million for the first quarter of 2013. The decrease in our pre-tax income is primarily attributable to a $64.7 million decrease in investment banking revenue in 2014. The impact of the decreased revenues was offset partially by a $37.8 million decrease in variable expenses. Specifically, variable expenses, including $16.1 million of variable compensation, decreased to $19.5 million in 2014 from $57.3 million in 2013 as a result of the decrease in revenues. Our total compensation and benefits costs as a percentage of revenues in this segment was 59.1% in 2014 compared to 56.7% in 2013. Fixed expenses increased $1.1 million, or 4.6%, in 2014 as a result of an increase in our average headcount in the first quarter of 2014 compared to 2013.

Investment banking revenues decreased $64.7 million to $36.6 million during the first quarter of 2014 from $101.3 million in the first quarter of 2013. Our investment banking revenue in 2014 was generated from 16 client transactions representing $2.6 billion in transaction volume. Included in those transactions and representing $28.0 million of our capital raising revenue were two sole managed institutional private placements. In comparison, our investment banking revenue in 2013 was generated from 18 client transactions representing $6.2 billion in transaction volume. Included in those transactions and representing $81.0 million of our capital raising revenue were two sole managed institutional private placements that raised in excess of $1.2 billion of equity capital for the issuers. One of these private placements, representing $38.3 million of that revenue was executed in the second quarter of 2012; however the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

Our institutional brokerage revenues increased $1.4 million to $15.1 million for the first quarter of 2014 from $13.7 million for the first quarter of 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Principal Investing

As of March 31, 2014, our principal investing activity consists of investments in non-registered investment funds, marketable equity securities, non-public equity securities, corporate debt investments and short-sales of U.S. Treasury securities. The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$3,834	$2,098
Interest, dividends & other	223	305

Total revenues	4,057	2,403
Interest expense	1,677	—

Revenues, net of interest expense	2,380	2,403

Operating Expenses:
Variable	219	650
Fixed	772	342

Total(1)	991	992

Pre-tax income	$1,389	$1,411

(1)	For the three months ended March 31, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $107 and $138, respectively.

The pre-tax income from our principal investing segment was $1.4 million for both the first quarter of 2014 and 2013 reflecting comparable net revenues and expenses in both periods. Net investment income for the first quarter of 2014 includes $1.6 million of net unrealized gains from investment funds, $0.7 million of unrealized gains from equity trading securities held for investment purposes and $1.5 million of unrealized gains from short-sales of U.S. Treasury securities. Total revenues in the first quarter of 2014 were partially offset by $1.7 million of interest expense related to short-sales of U.S. Treasury securities. Our 2013 net investment income includes $1.3 million of net unrealized gains from investment funds, $1.3 million of unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for sale investment security.

Investments

The total value of our principal investments was $103.5 million as of March 31, 2014. Of this total, $77.9 million was held in non-registered investment funds that primarily invest in fixed income securities, $23.0 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $2.7 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of March 31, 2014 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$77,854
Marketable and non-public equity securities and warrants, at fair value	23,009

Total	$100,863
Investments, at cost:
Non-public equity securities	2,681

Total investments	$103,544

In addition to these assets, during the first quarter of 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities. These positions are included in securities sold but not yet purchased on the Company’s balance sheet as of March 31, 2014. These two securities mature in November 2015 and February 2016, respectively. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s balance sheet at March 31, 2014. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

As of March 31, 2014, the $77.9 million of investment funds reflected investments in 16 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. The Company classifies these investments within Level 3 of the fair value hierarchy as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

Discontinued Operations

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has had no continuing involvement in the management of these funds. As a result of this sale transaction, the Company has reported the results of its asset management operations as discontinued operations.

In accordance with the asset sale agreement, the Company received an initial payment upon closing in October 2012 and a subsequent payment upon the first anniversary of closing in October 2013, in each case based on a percentage of assets under management for the applicable funds. Additionally, the gain recorded on the asset sale in 2012 included an estimate of the contingent payment to be received in 2013. The Company valued this contingent payment at each reporting date during 2013, through the first anniversary of the closing in October 2013. These valuations were based on the Company’s consideration of various factors outside of its control that could have had a significant effect on the value of prospective assets under management. For example, uncertainties related to fund performance, market conditions as well as investor demand for equity mutual funds. Other considerations included the Company’s historical asset levels and potential asset attrition as a result of the sale transaction.

The Company’s net income from discontinued operations during the first quarter of 2013 reflects the estimated change in value during the period of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards. Based on the Company’s receipt of the applicable contingent sale proceeds during the fourth quarter of 2013, there are no comparable discontinued operations results in 2014.

The results related to our asset management operations reflected in the consolidated statement of operations for the three months ended March 31, 2013, are presented in the following table (dollars in thousands).

Three Months Ended March 31,
2013
Revenues	$—
Gain on sale of assets, net	848
Expenses	8

Income from discontinued operations before income taxes	840
Income tax provision	34

Income from discontinued operations, net of taxes	$806

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

We generated net income of $5.6 million in the first quarter of 2014 compared to $35.3 million in the first quarter of 2013. This decrease in net income was primarily the result of a $64.7 million decrease in investment banking revenue in 2014 compared to 2013. Our net income for the first quarter of 2014 includes a $3.4 million tax provision compared to a $1.5 million tax provision in the first quarter of 2013.

Pre-tax income in our capital markets segment decreased to $7.6 million during the first quarter of 2014 from $34.5 million during the first quarter of 2013. This decrease in pre-tax income is due to the decrease in investment banking revenue discussed above. Pre-tax income in our principal investing segment was $1.4 million in both 2014 and 2013 on comparable amounts of net revenues. Our net income for the first quarter of 2013 also includes $0.8 million of net income from discontinued operations.

Revenues, net of Interest Expense

Our revenues, net of interest expense, decreased 53.9% to $54.4 million during the first quarter of 2014 from $117.9 million during the first quarter of 2013 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 66.6% to $33.3 million in the first quarter of 2014 from $99.7 million in the first quarter of 2013. In the first quarter of 2014, we completed 9 client transactions, including two sole-managed private placements that generated $28.0 million of revenue in the period. In the first quarter of 2013, we completed 14 client transactions, including two sole-managed private placements that generated $81.0 million of revenue in the period and raised in excess of $1.2 billion of equity for the issuers.

Advisory revenues increased 106.3% to $3.3 million in the first quarter of 2014 from $1.6 million in the first quarter of 2013. We completed seven M&A and advisory assignments in the first quarter of 2014 compared to four assignments in the first quarter of 2013.

Institutional brokerage revenues increased 10.2% to $15.1 million in the first quarter of 2014 from $13.7 million in the first quarter of 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Net investment income increased 81.0% to $3.8 million in the first quarter of 2014 compared to $2.1 million in the first quarter of 2013. Net investment income for the first quarter of 2014 includes $1.6 million of net unrealized gains from investment funds, $0.7 million of realized and unrealized gains from trading securities held for investment purposes and $1.5 million of unrealized gains from short-sales of U.S. Treasury securities. These 2014 revenues were partially offset by $1.7 million of interest expense discussed below. Our 2013 net investment income includes $1.3 million of net unrealized gains from investment funds, $1.3 million of unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available for sale investment security.

Interest income, dividends and other revenues decreased 37.5% to $0.5 million in the first quarter of 2014 from $0.8 million in the first quarter of 2013. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investing activities. The decrease in 2014 revenue was the result of differences in our trading desk and investment positions in these periods.

During the first quarter of 2014, we incurred $1.7 million of interest expense related to two short-sales of $100 million face value each, 4.50% U.S. Treasury securities. The Company did not incur any interest expense during the first quarter of 2013.

Non-Interest Expenses

Total non-interest expenses decreased 44.8% to $45.3 million in the first quarter of 2014 from $82.0 million in the first quarter of 2013. The decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 52.9% to $31.3 million in the first quarter of 2014 from $66.4 million in the first quarter of 2013 as a result of a $37.1 million decrease in variable compensation. The reduction in variable compensation is due to the decrease in investment banking revenue in 2014 compared to the prior year. This decrease was partially offset by a $2.0 million increase in fixed compensation in 2014 compared to 2013 as a result of a higher average headcount in the first quarter of 2014 compared to the first quarter of 2013.

Professional services expenses decreased 17.1% to $2.9 million in the first quarter of 2014 from $3.5 million in the first quarter of 2013. This decrease is primarily due to a decrease in legal and consulting costs associated with investment banking activity.

Business development expenses increased 14.3% to $2.4 million in the first quarter of 2014 from $2.1 million in the first quarter of 2013. This increase is primarily due to an increase in travel costs related to business promotion, partially offset by a reduction in travel costs related to investment banking transactions.

Clearing and brokerage fees decreased 25.0% to $1.2 million in the first quarter of 2014 from $1.6 million in the first quarter of 2013. The decrease in these costs is due primarily to the impact of cost reduction initiatives directed at reducing our brokerage execution costs.

Occupancy and equipment expenses decreased slightly to $3.2 million in the first quarter of 2014 from $3.3 million in the first quarter of 2013. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years.

Communications expenses decreased slightly to $2.9 million in the first quarter of 2014 from $3.0 million in the first quarter of 2013. The decrease in these expenses is primarily due to decreased costs related to market data and customer trading services as a result of cost reduction initiatives. The impact of these cost reductions was partially offset by an increase in our average headcount in the first quarter of 2014 compared to the first quarter of 2013.

Other operating expenses decreased 31.8% to $1.5 million in the first quarter of 2014 from $2.2 million in the first quarter of 2013. The decrease in these expenses is primarily due to a $0.5 million charge related to an arbitration settlement in the first quarter of 2013 that is not comparable to 2014 as well reduced SIPC charges in 2014 as a result of the decrease in our revenues.

We recognized a tax provision of $3.4 million in the first quarter of 2014 compared to a $1.5 million provision in the first quarter of 2013. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Our effective tax rates for the first quarters of 2014 and 2013 were 37.8% and 4.1%, respectively. Our 2014 tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that are projected to be utilized during the year. The Company’s 2013 tax rate differed from statutory tax rates primarily due to the effects of recording a full valuation allowance on the Company’s net deferred tax assets as of March 31, 2013. The annual estimated effective tax rate for the three months ended March 31, 2013 also incorporated the benefit of net operating losses expected to be utilized during 2013.

As of March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Pursuant to the criteria in ASC 740, the Company reviews its valuation allowance related to its deferred tax assets on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. As of June 30, 2013 and subsequently, as described below, the Company’s valuation allowance for its deferred tax assets relates to capital loss carryforwards and net unrealized losses on investments.

At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were partially offset by valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of March 31, 2014, the Company determined that a valuation allowance related to these deferred tax assets continued to be appropriate. As of March 31, 2014, these deferred tax assets and related valuation allowance totaled approximately $17.4 million. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

The Company believes there is potential for volatility in its 2014 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year as well as any capital gains generated that result in the use of capital loss carryforwards currently subject to a valuation allowance.

Discontinued Operations

Income from discontinued operations, net of taxes was $0.8 million during first quarter of 2013. For the three months ended March 31, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. Based on the Company’s receipt of the contingent sale proceeds receivable during the fourth quarter of 2013, there are no comparable discontinued operations results in 2014.

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

Cash Flows

As of March 31, 2014, our cash and cash equivalents totaled $170.2 million representing a net decrease of $37.8 million for the first quarter of 2014. The decrease is attributable to cash used in operating activities of $18.5 million, cash used in investing activities of $12.5 million, and $6.8 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $18.5 million during the first quarter of 2014, compares to $46.1 million of cash provided by operating activities during the first quarter of 2013. As described below, the difference in operating cash activities in 2014 compared to 2013 is primarily due to the differences in net income and the changes in accrued compensation during these periods. The cash used in operating activities during the first quarter of 2014 reflects our operating income during the period and a $2.1 million reduction in our trading desk positions, offset by $20.3 million of cash used to reduce accrued compensation and accounts payable and a $7.3 million increase in amounts due from/to brokers, dealers, and clearing organizations. The cash provided by operating activities during the first quarter of 2013 reflects our operating income during the period, a $28.1 million increase related to accrued compensation, a $10.0 million reduction in our net trading desk positions, offset by a $20.2 million increase in amounts due from/to brokers, dealers, and clearing organizations and a $7.7 million increase in customer receivables.

Net cash used in investing activities of $12.5 million during the first quarter of 2014 compares to net cash used in investing activities of $17.2 million during the first quarter of 2013. The $12.5 million used in 2014 reflects principal investments purchased during the quarter, including $15.0 million of investment funds and $2.6 million of trading securities, as well as $4.9 million related to short-sales of U.S. Treasury securities. These items were offset by $10.8 million of proceeds from securities sold during the quarter. The $17.2 million used in investing activities in 2013 reflects principal investments purchased during the quarter, including $9.0 million of investment funds and $8.3 million of trading securities, offset by proceeds from securities sold during the quarter.

Net cash used in financing activities of $6.8 million during the first quarter of 2014 compares to $8.7 million used during the first quarter of 2013. The 2014 activity reflects the repurchase of 0.3 million shares of our common stock for $6.8 million. The 2013 activity primarily represents the repurchase of 0.6 million shares of our common stock for $9.1 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $170.2 million at March 31, 2014) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of March 31, 2014, our principal assets consisted of cash and cash equivalents, due from brokers, dealers and clearing organizations, and financial instruments at fair value, receivables. As of March 31, 2014 and December 31, 2013, our liquid assets consisted primarily of cash and cash equivalents of $170.2 million and $208.0 million, respectively.

The increase in our total assets to $611.8 million as of March 31, 2014 compared to $410.6 million as of December 31, 2013, was primarily the result of a $232.8 million increase in due from brokers, dealers and clearing organizations, and a $13.5 million increase in financial instruments, at fair value. These increases were partially offset by the $37.8 million decrease in cash noted above, a $5.0 million decrease in cost-method investments and a $2.6 million decrease in deferred tax assets, net of valuation allowance and other assets.

Regarding our due from brokers, dealers and clearing organizations balance, during the first quarter of 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities. Proceeds from these short-sales, as well as related margin requirements, totaling $223.2 million, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $10.6 million and $11.1 million, respectively, as of March 31, 2014 compared to $4.9 million and $4.7 million, respectively, as of December 31, 2013. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2014, our $103.5 million of investments primarily consisted of investments in non-registered investment funds, marketable equity securities, non-public equity securities, and corporate debt investments. These investments are funded in cash and are not financed with debt.

The increase in our total liabilities to $313.9 million as of March 31, 2014 compared to $119.8 million as of December 31, 2013 was primarily the result of a $215.8 million increase in securities sold but not yet purchased. This increase was partially offset by a $25.2 million decrease in accrued compensation and benefits. The increase in securities sold but not yet purchased reflects the two short-sales of $100 million face value each, 4.50% U.S. Treasury securities. These two securities mature in November 2015 and February 2016, respectively. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2014, FBRCM had total regulatory net capital of $110.8 million, which exceeded its required net capital of $3.2 million by $107.6 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three months ended March 31, 2014, we repurchased 0.3 million shares of our common stock in open market transactions at weighted average share prices of $26.16 per share, for a total cost of $6.8 million. As of March 31, 2014, we have a remaining authority to repurchase up to 1.4 million additional shares.

Off-Balance Sheet Arrangements

Institutional Brokerage

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

Other

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBRCM has agreed to purchase LCM’s securities lending business. The closing of the transaction is subject to regulatory approval and other customary closing conditions. Pursuant to the Transaction Agreement, the Company has agreed to issue to certain counterparties of LCM guarantees of LCM’s obligations under securities loan agreements up to an aggregate of $75 million. The guarantees are expected to terminate on the earlier of the closing of the transaction and September 30, 2014.

As of March 31, 2014, the Company had issued such guarantees to counterparties of LCM up to an aggregate of $75 million. Based on the nature of the related securities loan agreements, including the applicable collateral and other capital that support LCM’s obligations under these securities loan agreements, the Company has valued these guarantees at zero as of March 31, 2014. To-date, the Company has not incurred any costs relative these guarantees.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from out trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. Our one-day 95% VaR at March 31, 2014 was approximately $325 thousand.

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

The comparison of actual daily trading revenue fluctuations with a daily VaR estimate is the primary method used to test the reasonableness of the VaR measure. The following table provides the distribution of daily trading revenues and losses during the three months ended March 31, 2014. The table shows data reflecting that the average lowest 5 percentile daily trading revenues during the three months ended March 31, 2014 was net gains of $125 thousand. Over the same period, the worst one-day trading revenues were net gains of $109 thousand which is $368 thousand less than the daily trading loss implied by the average one-day VaR for the three months ended March 31, 2014.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2014. The fair value of the $18.4 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $20.2 million and $16.6 million, respectively, and the fair value of the $19.4 million of other equity investments would increase or decrease to $21.3 million and $17.5 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At March 31, 2014 and December 31, 2013, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2014 and 2013, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives. There were no such credit derivatives outstanding as of March 31, 2014.

Our due from and to brokers, dealers and clearing organizations balances includes unsettled trades associated with our credit sales and trading platform. These transactions include corporate bonds and syndicated loan trades. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed bank loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and maintaining risk limits for each counterparty with whom we have outstanding bank loan trades.

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

Interest Rate Risk. Interest rate risk represents the potential loss in value of a position or portfolio from adverse changes in market interest rates. We are exposed to interest rate risk through our trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2014, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2014, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2014, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter is not probable and estimable as of March 31, 2014.

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

The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company is providing guaranties to Lazard Capital Markets’ securities lending counterparties and if the Company is required to perform under those guaranties our financial condition and results of operations could be materially and adversely affected.

The Company has entered into a Transaction Agreement with Lazard Capital Markets (“LCM”) pursuant to which FBRCM has agreed to purchase LCM’s securities lending business. In the securities lending business, customers typically require their counterparties to have substantial capital. The Company has provided guaranties to certain counterparties of LCM in order to induce those counterparties to continue to trade with LCM during the period prior to the closing of the transaction. While these guaranties are limited to obligations up to an aggregate of $75 million arising under the contracts relating to LCM’s securities lending business, in the event of non performance by LCM, if the Company were required to perform under the guaranties, our financial condition and results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the first quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2014	—	$—	—	1,615,666
February 1 to February 28, 2014	121,095	26.09	121,095	1,494,571
March 1 to March 31, 2014	140,722	26.22	140,722	1,353,849

Total/Average	261,817	$26.16	261,817	1,353,849

(1)	On October 22, 2013, the Board of Directors of the Company approved a 2,500,000 share increase to the number of shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 2,500,984 shares of which 1,353,849 shares remained authorized for repurchase as of March 31, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: May 9, 2014	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2014	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)