Form 10-Q
period 2014-06-30
FBR & Co.
filed 2014-08-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2014 was 10,094,888 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$176,905	$207,973
Receivables:
Due from brokers, dealers and clearing organizations	330,386	4,949
Customers	4,194	4,485
Other	1,285	658
Financial instruments owned, at fair value	190,479	144,743
Other investments, at cost	2,428	7,681
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	5,827	3,286
Deferred tax assets, net of valuation allowance	27,356	30,893
Prepaid expenses and other assets	7,261	5,904

Total assets	$746,121	$410,572

Liabilities and Shareholders’ Equity
Liabilities
Securities sold but not yet purchased, at fair value	$361,275	$42,241
Accrued compensation and benefits	49,534	58,502
Accounts payable, accrued expenses and other liabilities	17,868	10,351
Due to brokers, dealers and clearing organizations	19,507	8,701

Total liabilities	448,184	119,795

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,087,159 and 10,545,509 shares issued and outstanding, respectively	10	11
Additional paid-in capital	349,070	362,983
Restricted stock units	29,951	21,487
Accumulated other comprehensive income, net of taxes	58	34
Accumulated deficit	(81,152)	(93,738)

Total shareholders’ equity	297,937	290,777

Total liabilities and shareholders’ equity	$746,121	$410,572

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Investment banking:
Capital raising	$35,312	$49,165	$68,628	$148,851
Advisory	472	2,872	3,795	4,476
Institutional brokerage	14,643	13,122	29,734	26,827
Net investment income	9,091	1,209	12,925	3,307
Interest, dividends and other	663	874	1,134	1,707

Total revenues	60,181	67,242	116,216	185,168
Interest expense	3,083	—	4,760	—

Revenues, net of interest expense	57,098	67,242	111,456	185,168

Non-Interest Expenses:
Compensation and benefits	32,070	37,923	63,370	104,334
Professional services	4,424	3,379	7,362	6,835
Business development	3,057	2,610	5,425	4,743
Clearing and brokerage fees	1,137	1,307	2,361	2,911
Occupancy and equipment	3,003	3,068	6,155	6,350
Communications	2,856	2,776	5,748	5,745
Other operating expenses	1,576	1,547	3,045	3,711

Total non-interest expenses	48,123	52,610	93,466	134,629

Income from continuing operations before income taxes	8,975	14,632	17,990	50,539
Income tax provision (benefit)	1,999	(25,700)	5,404	(24,241)

Income from continuing operations, net of taxes	6,976	40,332	12,586	74,780
Income from discontinued operations, net of taxes	—	2,316	—	3,122

Net income	$6,976	$42,648	$12,586	$77,902

Basic income per share:
Income from continuing operations, net of taxes	$0.65	$3.32	$1.15	$6.13
Income from discontinued operations, net of taxes	—	0.19	—	0.25

Basic income per share	$0.65	$3.51	$1.15	$6.38

Diluted income per share:
Income from continuing operations, net of taxes	$0.58	$3.06	$1.04	$5.71
Income from discontinued operations, net of taxes	—	0.17	—	0.24

Diluted income per share	$0.58	$3.23	$1.04	$5.95

Basic weighted average shares outstanding (in thousands)	10,795	12,166	10,927	12,201

Diluted weighted average shares outstanding (in thousands)	11,965	13,216	12,050	13,102

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,976	$42,648	$12,586	$77,902
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investment securities, net of taxes of $2, $102, $14, and $102, respectively	5	1,359	24	1,241

Comprehensive income	$6,981	$44,007	$12,610	$79,143

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	92,912	92,912
Issuance of common stock, net of forfeitures	699	1	14,880	307	(13,688)	—	—	1,500
Repurchase of common stock	(2,378)	(2)	(55,539)	—	—	—	—	(55,541)
Stock compensation expense for options granted to purchase common stock	—	—	974	—	—	—	—	974
Issuance of restricted stock units	—	—	—	—	9,940	—	—	9,940
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,128	—	1,128

Balances at December 31, 2013	10,545	$11	$362,983	$0	$21,487	$34	$(93,738)	$290,777

Net income	—	—	—	—	—	—	12,586	12,586
Issuance of common stock, net of forfeitures	204	—	3,312	—	(3,162)	—	—	150
Repurchase of common stock	(662)	(1)	(17,328)	—	—	—	—	(17,329)
Stock compensation expense for options granted to purchase common stock	—	—	103	—	—	—	—	103
Issuance of restricted stock units	—	—	—	—	11,626	—	—	11,626
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	24	—	24

Balances at June 30, 2014	10,087	$10	$349,070	$0	$29,951	$58	$(81,152)	$297,937

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,586	$77,902
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,522	(25,994)
Depreciation and amortization	717	697
Stock compensation	4,546	4,046
Net investment income from investments	(12,925)	(3,307)
Gain on sale of assets	—	(3,430)
Other	(13)	71
Changes in operating assets:
Receivables:
Brokers, dealers and clearing organizations	(10,343)	(20,961)
Customers	135	(3,568)
Other	(240)	(685)
Trading securities	(19,744)	10,247
Prepaid expenses and other assets	(1,357)	1,582
Changes in operating liabilities:
Trading securities sold but not yet purchased	21,725	(16,887)
Accrued compensation and benefits	(1,650)	45,851
Accounts payable, accrued expenses and other liabilities	4,898	(2,954)
Brokers, dealers and clearing organizations	10,807	20,599

Net cash provided by operating activities	12,664	83,209

Cash flows from investing activities:
Purchases of investments	(41,507)	(29,411)
Proceeds from sales of and distributions from investments	26,610	8,653
Securities sold but not yet purchased, net	302,006	—
Due from brokers, dealers and clearing organizations	(311,816)	—
Purchases of furniture, equipment, software, and leasehold improvements	(3,257)	(154)

Net cash used in investing activities	(27,964)	(20,912)

Cash flows from financing activities:
Repurchases of common stock	(17,329)	(12,284)
Proceeds from sales of common stock and repayment of employee stock purchase plan	1,561	1,796

Net cash used in financing activities	(15,768)	(10,488)

Net (decrease) increase in cash and cash equivalents	(31,068)	51,809
Cash and cash equivalents, beginning of period	207,973	174,925

Cash and cash equivalents, end of period	$176,905	$226,734

Supplemental Cash Flow Information:
Income tax payments	$2,781	$2,422
Interest payments	$7,219	$—

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”).

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

Revision to Previously Reported Financial Statements

As previously disclosed by the Company and as presented in its 2013 Form 10-K, the Company has revised its June 30, 2013 financial statements in this quarterly report on Form 10-Q. The revision reduced the previously reported second quarter 2013 tax benefit by $3,891, net income by $3,891, basic earnings per share by $0.32 and diluted earnings per share by $0.29. The revision reduced the previously reported six months ended June 30, 2013 tax benefit by $3,891, net income by $3,891, basic earnings per share by $0.32 and diluted earnings per share by $0.30.

2. Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices from an exchange are used to value these securities. Non-public equity securities, which primarily include securities where the Company acted as a placement agent in an offering of equity securities and where the Company facilitates over-the-counter trading activity for the securities, are classified within Level 3 of the fair value hierarchy. In determining the fair value of these securities, the Company considers enterprise value and analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. Non-exchange traded warrants to purchase equity securities are classified as Level 3 as a Black-Scholes valuation model is used to value these securities.

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from one independent broker dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments. The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided, such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (private equity, debt funds and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. As of June 30, 2014, the Company’s $93,290 of investments in non-registered investment funds were subject to various redemption provisions. Approximately 88% of the fair value amount of the funds was redeemable on at least a three month period basis primarily with a notice period of 90 days or less. At June 30, 2014, 16% of the fair value amount of these funds was subject to early withdrawal fees of 5% or less, all of which expire during 2014. Additionally, approximately 81% of the fair value amount of these funds was subject to redemption holdbacks of 10% or less.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of June 30, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2014	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$35,474	$35,294	$—	$180
Listed options	177	177	—	—
Convertible and fixed income debt instruments	42,290	—	42,290	—

	77,941	35,471	42,290	180
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	17,721	9,749	—	7,972
Warrants	1,334	—	—	1,334
Designated as available-for-sale:
Marketable equity securities	193	193	—	—

	19,248	9,942	—	9,306
Investment Funds	93,290	—	—	93,290

Total	$190,479	$45,413	$42,290	$102,776

Securities sold but not yet purchased, at fair value:
U.S. Treasury securities	$297,309	$297,309	$—	$—
Marketable equity securities	52,782	52,782	—	—
Listed options	124	124	—	—
Convertible and fixed income debt instruments	11,060	—	11,060	—

Total	$361,275	$350,215	$11,060	$—

As of June 30, 2014, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $102,776 or 13.8% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including for non-public equity securities, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of June 30, 2014:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$8,152	Over-the counter trading activity	$0.67 – $21.25/share	$10.68
Black-Scholes—assets	$1,334	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.39%	2.39%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these assets. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by the issuer could result in a lower trading price for the underlying equity security and therefore a lower value of these warrants. A reduction in the estimated volatility would also result in a lower value of the warrants. The Company assessed the reasonableness of the fair values of the non-public equity securities noted above based on its consideration of available financial data related to these issuers as well as an assessment of the nature of any over-the-counter trading activity during the period. The Company assessed the reasonableness of the fair value of the non-exchange traded warrants valued using a Black-Scholes valuation based on its consideration of the fair values of comparable exchange-traded options.

The table above excludes $93,290 of investments in 18 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$9,539	Over-the-counter trading activity	$ 0.77 – $19.00/share	$13.44
Market approach—liabilities	$1,499	Over-the-counter trading activity	$65.15/share	$65.15
Black-Scholes—assets	$1,996	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.9%	2.9%

For those non-public equity securities valued using a market approach, adverse industry market conditions or events experienced by the underlying entities could result in lower over-the-counter trading prices for the securities. Such lower trading prices would result in a decline in the estimated fair value of these assets. An increase in the trading prices of trading securities sold but not yet purchased would result in an increase in the estimated fair value of these liabilities. For warrants valued using Black-Scholes, adverse industry market conditions or events experienced by the issuer could result in a lower trading price for the underlying equity security and therefore a lower value of these warrants. A reduction in the estimated volatility would also result in a lower value of the warrants. The Company assessed the reasonableness of the fair values of the non-public equity securities noted above based on its consideration of available financial data related to these issuers as well as an assessment of the nature of any over-the-counter trading activity during the period. The Company assessed the reasonableness of the fair value of the non-exchange traded warrants valued using a Black-Scholes valuation based on its consideration of the fair values of comparable exchange-traded options.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended June 30, 2014 and 2013. As of June 30, 2014 and 2013, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Investment Funds	Total
Beginning balance, April 1, 2014	$3,884	$77,854	$81,738
Total net gain/losses (realized/unrealized)
Included in earnings	168	2,201	2,369
Included in other comprehensive income	—	—	—
Purchases	34,937	13,487	48,424
Sales/Distributions	(29,470)	(252)	(29,722)
Transfers out of level 3	(33)	—	(33)

Ending balance, June 30, 2014	$9,486	$93,290	$102,776

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$102	$2,201	$2,303

	Trading Securities	Investment Funds	Total
Beginning balance, April 1, 2013	$2,867	$27,884	$30,751
Total net gain/losses (realized/unrealized)
Included in earnings	1,545	874	2,419
Included in other comprehensive income	—	—	—
Purchases	183,362	—	183,362
Sales/Distributions	(176,407)	(25)	(176,432)
Transfers out of level 3	(1,166)	—	(1,166)

Ending balance, June 30, 2013	$10,201	$28,733	$38,934

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$19	$1,933	$1,952

There were no transfers in to, or out of Level 2 financial assets during the three months ended June 30, 2014. One transfer was made out of Level 3 and into Level 1 during the three months ended June 30, 2014 for an equity security that was previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 2 financial assets during the three months ended June 30, 2013. One transfer was made out of Level 3 and into Level 1 during the three months ended June 30, 2013 for an equity security that was previously a non-public equity security and during the period became publicly traded.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the six months ended June 30, 2014 and 2013.

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2014	$11,535	$(1,499)	$61,197	$71,233
Total net gains (losses) (realized/unrealized)
Included in earnings	88	(122)	3,892	3,858
Included in other comprehensive income	—	—	—	—
Purchases	48,779	6,043	28,487	83,309
Sales/Distributions	(44,667)	(4,422)	(286)	(49,375)
Transfers out of level 3	(6,249)	—	—	(6,249)

Ending balance, June 30, 2014	$9,486	$—	$93,290	$102,776

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(275)	$—	$3,810	$3,535

	Trading Securities	Investment Funds	Total
Beginning balance, January 1, 2013	$2,615	$17,600	$20,215
Total net gains (losses) (realized/unrealized)
Included in earnings	2,235	2,158	4,393
Included in other comprehensive income	—	—	—
Purchases	236,210	9,000	245,210
Sales/Distributions	(229,693)	(25)	(229,718)
Transfers out of level 3	(1,166)	—	(1,166)

Ending balance, June 30, 2013	$10,201	$28,733	$38,934

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$128	$3,877	$4,005

There were no transfers of securities in to, or out of, Level 2 financial assets during the six months ended June 30, 2014. Two transfers were made out of Level 3 and into Level 1 during the six months ended June 30, 2014 for two equity securities that were each previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities in to, or out of, Level 2 financial assets during the six months ended June 30, 2013. One transfer was made out of Level 3 and into Level 1 during the six months ended June 30, 2013 for an equity security that was previously a non-public equity security and during the period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and six months ended June 30, 2014 and 2013, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total gains and losses included in earnings for the period:
Institutional brokerage	$42	$486	$3	$487
Net investment income	2,327	1,933	3,855	3,906
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$(24)	$19	$(238)	$128
Net investment income	2,015	1,933	3,461	3,877

Financial Instruments Held for Investment—Designated as Trading

As of June 30, 2014, and during the year ended December 31, 2013, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. In addition, as of June 30, 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the statements of operations. In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the statements of operations. During the three months ended June 30, 2014, the Company elected to account for one non-public equity security, purchased at a cost of $4,148, at fair value. During the six months ended June 30, 2014, the Company elected to account for two non-public equity securities, purchased at a cost of $6,148, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net gains recognized on trading securities	$5,665	$310	$8,050	$1,016
Less: Net (gains) losses recognized on trading securities sold during the period	(804)	27	(931)	(634)

Unrealized gains recognized on trading securities still held at the reporting date	$4,861	$337	$7,119	$382

As part of the Company’s investing activities, during the three months ended June 30, 2014 the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security, and during the three months ended March 31, 2014 the Company entered into two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. These securities mature in May 2016, November 2015 and February 2016, respectively. These positions are included in securities sold but not yet purchased on the Company’s balance sheet as of June 30, 2014. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. Such amounts are not available for withdrawal and are subject to closure of the open short positions. During the three and six months ended June 30, 2014, the Company incurred $3,083 and $4,760, respectively, of interest expense related to these transactions. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of June 30, 2014 and December 31, 2013, the Company had certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	June 30, 2014
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$85	$0	$193

	December 31, 2013
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$48	$0	$156

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. The Company did not recognize any other-than-temporary impairment losses during the three and six months ended June 30, 2014, and as of June 30, 2014, the Company did not hold any marketable securities that were in an unrealized loss position. During the three months ended June 30, 2013, the Company did not recognize any other-than-temporary impairment losses, however during the six months ended June 30, 2013 the Company recorded an other-than-temporary impairment charge of $545 related to an investment in a company in the financial services industry. The Company recognized this impairment charge as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during the quarter specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257.

There were no sales of marketable securities during the three and six months ended June 30, 2014. During the three months ended June 30, 2013, the Company received proceeds of $4,225 from sales of marketable equity securities resulting in gross losses of $(32). During the six months ended June 30, 2013, the Company received proceeds of $4,297 from sales of marketable equity securities resulting in gross gains of $36 and gross losses of $(32).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accumulated other comprehensive income (loss), beginning balance	$53	$(1,212)	$34	$(1,094)
Other comprehensive income before reclassifications	5	1,359	24	732
Amounts reclassified from other comprehensive income	—	—	—	509

Accumulated other comprehensive income, at period end	$58	$147	$58	$147

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	$—	$—	$—	$545
Realized gains on sale of securities	—	—	—	(36)

Total	$—	$—	$—	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	June 30, 2014	December 31, 2013
Non-public equity securities	$2,428	$2,681
Corporate debt investments	—	5,000

	$2,428	$7,681

The Company evaluates its non-public equity securities and corporate debt investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and six months ended June 30, 2014 and 2013.

During both the three and six months ended June 30, 2014, the Company received proceeds of $1,428 from the sale of a non-public equity security resulting in a gross gain of $1,176. During the six months ended June 30, 2014, the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment. During the three and six months ended June 30, 2013, there were no sales of non-public equity securities or corporate debt investments carried at cost. During the three months ended June 30, 2013, the Company received $317 from the maturity of a note receivable that was carried at cost. In addition, during the three months ended June 30, 2013, a non-public equity security carried at cost with a basis of $2,390 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded.

3. Income Taxes:

During the three and six months ended June 30, 2014, the Company recorded tax provisions of $1,999 and $5,404, respectively. The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three and six months ended June 30, 2014 were 22.3% and 30.0%, respectively. The Company’s 2014 tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that are projected to be utilized during the year. As a result of the valuation allowance release discussed in more detail below, during the three and six months ended June 30, 2013, the Company recorded income tax benefits of $25,700 and $24,241, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2013 were (175.6)% and (48.0)%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of the valuation allowance reversal.

During the three months ended June 30, 2013, the Company released a significant component of its valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The Company’s operating results since June 30, 2013 have provided additional positive evidence in support of the valuation allowance release. As of June 30, 2013 and subsequently, as described below, the Company’s valuation allowance for its deferred tax assets relates to capital loss carryforwards and net unrealized losses on investments. Realization of the Company’s deferred tax assets not subject to a valuation allowance is dependent on the Company’s prospective operating performance and its ability to generate positive operating results.

At December 31, 2013, the Company’s net deferred tax assets totaled $49,165 and were partially offset by valuation allowance of $18,272. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of June 30, 2014, the Company determined that a valuation allowance related to its capital loss carryforwards and net unrealized losses on investments continued to be appropriate. As of June 30, 2014, these deferred tax assets and related valuation allowance totaled approximately $14,800. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

4. Net Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”), the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2014, FBRCM had net capital of $72,899 which was $68,050 in excess of its required net capital of $4,849.

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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	10,795	10,795	12,166	12,166
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,170	—	1,050

Weighted average common and common equivalent shares outstanding (in thousands)	10,795	11,965	12,166	13,216

Net income applicable to common stock	$6,976	$6,976	$42,648	$42,648

Net income per common share	$0.65	$0.58	$3.51	$3.23

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	10,927	10,927	12,201	12,201
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,123	—	901

Weighted average common and common equivalent shares outstanding (in thousands)	10,927	12,050	12,201	13,102

Net income applicable to common stock	$12,586	$12,586	$77,902	$77,902

Net income per common share	$1.15	$1.04	$6.38	$5.95

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options—employees and directors	728	592	730	592
Stock options—non-employee	27	4	27	71
Restricted Stock, unvested	6	10	6	10
Restricted Stock Units, unvested	1,056	1,058	1,100	1,140

	1,817	1,664	1,863	1,813

6. Commitments and Contingencies:

Litigation

As of June 30, 2014, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The

Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM was named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleged material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings, and on August 1, 2014, the Court of Appeals affirmed the District Court’s judgment.

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

Other

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBRCM agreed to purchase LCM’s securities lending business (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company issued to certain counterparties of LCM guarantees of LCM’s obligations under securities loan agreements up to an aggregate of $75,000.

As of June 30, 2014, the Company had issued such guarantees to counterparties of LCM up to an aggregate of $75,000. Based on the nature of the related securities loan agreements, including the applicable collateral and other capital that support LCM’s obligations under these securities loan agreements, the Company has valued these guarantees at zero as of June 30, 2014. To-date, the Company has not incurred any costs relative to these guarantees. The Company’s purchase of LCM’s securities lending business closed on August 4, 2014 (see Note 12, “Subsequent Events”). The guarantees discussed above will terminate in connection with the closing of the transaction.

7. Shareholders’ Equity:

Share Repurchases

During the three and six months ended June 30, 2014, the Company repurchased 400,195 shares and 662,012 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $26.19 per share and $26.18 per share, respectively, for a total cost, including transaction costs, of $10,480 and $17,329, respectively. During the three and six months ended June 30, 2013, the Company repurchased 150,064 shares and 715,537 shares, respectively, of its common stock primarily in privately negotiated or open market transactions at weighted average share prices of $20.95 per share and $17.17 per share, respectively, for a total cost, including transaction costs, of $3,144 and $12,284, respectively. As of June 30, 2014, the Company has remaining authority to repurchase 953,654 additional shares.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2014, the Company recognized compensation expense of $39 and $188, respectively. For the three and six months ended June 30, 2013, the Company recognized compensation expense of $83 and $163, respectively

Stock Compensation Plans

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$27	$115	$(85)	$333
Restricted shares	$72	$15	$135	$20
RSUs	$2,235	$1,975	$4,308	$3,511

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	12,218	17,548	—	12,218	306,676
Grant date fair value per share	$—	$26.19	$26.42	$—	$26.19	$24.13

Included in the RSUs granted during the six months ended June 30, 2014 are 283,153 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For these awards, the performance goal will be met at: (1) 50% rate on December 31, 2016 if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2014; (2) 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the performance period, no performance share units will be earned and the award will be forfeited. During the six months ended June 30, 2014, compensation was recognized based on the Company’s assessment that the awards would vest at a 50% rate.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2014
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$48	$296	$14,674
Unvested awards	36,418	12,218	1,949,952
Weighted average vesting period	0.58 years	0.93 years	1.64 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the six months ended June 30, 2014, the Company granted 294,843 of such RSUs with an aggregate fair value upon grant date of $7,317. For the six months ended June 30, 2013, the Company granted 127,978 comparable RSUs with an aggregate fair value upon grant date of $2,099.

8. Related Party Transactions:

Professional Services Agreement

Under a professional services agreement with Crestview Partners, L.P., the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continued to own at least 50% of the shares purchased by certain Crestview affiliates in the Company’s 2006 private offering. During the fourth quarter of 2013, the Company repurchased 736,781 shares from Crestview representing its remaining shares of the Company’s common stock. Accordingly, subsequent to these share repurchases the Company no longer had any obligations under the professional services agreement with Crestview. In June 2013, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 32,432 options to Crestview Advisors, L.L.C. valued at $270. During the three and six months ended June 30, 2013, the Company recognized $250 and $500, respectively, of expense associated with this agreement.

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

The Company’s net income from discontinued operations during the three and six months ended June 30, 2013 reflects the estimated change in value during the periods of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards. Based on the Company’s receipt of the applicable contingent sale proceeds during the fourth quarter of 2013, there are no comparable discontinued operation results in 2014.

The results related to our asset management operations reflected in the consolidated statement of operations for the three and six months ended June 30, 2013, are presented in the following table.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$—	$—
Gain on sale of assets, net	2,582	3,430
Expenses	215	223

Income from discontinued operations before income taxes	2,367	3,207
Income tax provision	51	85

Income from discontinued operations, net of taxes	$2,316	$3,122

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

	Three Months Ended June 30, 2014
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$35,784	$—	$35,784
Institutional brokerage	14,643	—	14,643
Net investment income	—	9,091	9,091
Interest income, dividends and other	485	178	663

Total revenues	50,912	9,269	60,181
Interest expense	—	3,083	3,083

Revenues, net of interest expense	50,912	6,186	57,098

Operating Expenses:
Variable	21,140	1,139	22,279
Fixed	25,193	651	25,844

Total	46,333	1,790	48,123

Pre-tax income	$4,579	$4,396	$8,975

Compensation and benefits:
Variable	$16,018	$1,135	$17,153
Fixed	14,552	365	14,917

Total	$30,570	$1,500	$32,070

	Three Months Ended June 30, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$52,037	$—	$52,037
Institutional brokerage	13,122	—	13,122
Net investment income	—	1,209	1,209
Net interest income, dividends and other	442	432	874

Total	65,601	1,641	67,242

Operating Expenses:
Variable	29,464	108	29,572
Fixed	22,666	372	23,038

Total	52,130	480	52,610

Pre-tax income	$13,471	$1,161	$14,632

Compensation and benefits:
Variable	$25,002	$106	$25,108
Fixed	12,563	252	12,815

Total	$37,565	$358	$37,923

	Six Months Ended June 30, 2014
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$72,423	$—	$72,423
Institutional brokerage	29,734	—	29,734
Net investment income	—	12,925	12,925
Interest income, dividends and other	733	401	1,134

Total revenues	102,890	13,326	116,216
Interest expense	—	4,760	4,760

Revenues, net of interest expense	102,890	8,566	111,456

Operating Expenses:
Variable	40,684	1,358	42,042
Fixed	50,001	1,423	51,424

Total	90,685	2,781	93,466

Pre-tax income	$12,205	$5,785	$17,990

Compensation and benefits:
Variable	$32,121	$1,352	$33,473
Fixed	29,188	709	29,897

Total	$61,309	$2,061	$63,370

	Six Months Ended June 30, 2013
	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$153,327	$—	$153,327
Institutional brokerage	26,827	—	26,827
Net investment income	—	3,307	3,307
Net interest income, dividends and other	970	737	1,707

Total	181,124	4,044	185,168

Operating Expenses:
Variable	86,780	758	87,538
Fixed	46,377	714	47,091

Total	133,157	1,472	134,629

Pre-tax income	$47,967	$2,572	$50,539

Compensation and benefits:
Variable	$77,788	$756	$78,544
Fixed	25,302	488	25,790

Total	$103,090	$1,244	$104,334

The total assets of the Company’s principal investing segment increased to $397,039 as of June 30, 2014 from $332,548 as of March 31, 2014 and $101,702 as of December 31, 2013. The increase in these total assets was a result of investing activities during the three and six months ended June 30, 2014, in particular one short-sale of $75,000 face value, 7.25% in the second quarter 2014, and two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities during the first quarter of 2014. The total assets of the Company’s capital markets segment increased to $349,082 as of June 30, 2014 from $279,257 as of March 31, 2014 and from $308,870 as of December 31, 2013. The increase in these total assets during the three months ended June 30, 2014 was due primarily to an increase in trading securities held. The increase in these total assets during the six months ended June 30, 2014 was due to an increase in trading securities held and cash provided by operating activities.

11. Recent Accounting Pronouncements:

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same- jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carry-forwards that are created by the unrecognized tax benefits. This standard is effective for the Company beginning on January 1, 2014. The Company’s adoption of this guidance did not have a significant effect on its disclosures, financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

12. Subsequent Events:

Share Repurchase

On July 24, 2014, the Company commenced a modified “Dutch auction” tender offer to purchase up to one million shares, or about 9.9%, of its outstanding common stock, at a price of not less than $28.00 and not more than $29.00 per share.

Securities Lending

On August 4, 2014, the Company completed the purchase of LCM’s securities lending business. Pursuant to the terms of the Transaction Agreement, the Company made an initial cash payment at closing and is obligated to make additional payments to LCM that are contingent on the performance of the business over the next 18 months. The Company is currently in the process of assessing the value of this contingent consideration.

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

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Business Environment

In the first half of 2014, U.S. equity markets were up slightly following very strong performance for the full year 2013. Volatility remained low as investors were seemingly unconcerned with political disruptions in Europe and the Middle East and with a winter slowdown in economic activity domestically. Equity capital markets activity was quite strong as a result of a higher number of issuers seeking capital events and healthy levels of risk tolerance on the part of investors supported by consistently low volatility. During the first half of 2014 there were 141 IPOs completed in the U.S., an increase of more than 60% compared to the first half of 2013. Total domestic equity issuance was $129.5 billion, compared to $122.8 billion in the half of last year.

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

Executive Summary

For the second quarter of 2014 our revenues, net of interest expense, were $57.1 million, our pre-tax income was $9.0 million and our net income was $7.0 million. This compares to second quarter 2013 revenues of $67.2 million, pre-tax income from continuing operations of $14.6 million, and net income from continuing operations of $40.3 million. Our second quarter 2013 net income was $42.6 million and included $2.3 million of net income from discontinued operations. There were no comparable discontinued operations results in 2014.

The difference in our second quarter 2014 net income compared to 2013 is primarily due to the $25.7 million income tax benefit recognized in the second quarter of 2013 reflecting the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 projected taxable income. The valuation allowance reversal was recognized based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

Additionally, the decrease in our pre-tax income in the second quarter 2014 compared to 2013 was due to the net effects of a decrease in capital markets revenues partially offset by an increase in revenues from principal investments. Investment banking revenues during second quarter 2014 of $35.8 million compares to $52.0 million in 2013. The reduction in investment banking revenues in 2014 reflects the differences in the nature and size of the capital raising transactions completed in these periods. Our institutional brokerage revenues were $14.6 million in the second quarter of 2014 compared to $13.1 million in 2013 and our net revenues from principal investing were $6.2 million in the second quarter 2014 compared to $1.6 million in the second quarter of 2013. Our non-compensation fixed expenses were $10.9 million in the second quarter of 2014 compared to $10.2 million in 2013. Our compensation and benefits expense as a percentage of net revenues was 56% in both the second quarter of 2014 and 2013.

For the six months ended June 30, 2014, our revenues, net of interest expense, were $111.5 million, our pre-tax income was $18.0 million and our net income was $12.6 million compared to revenues of $185.2 million, pre-tax income from continuing operations of $50.5 million, and net income from continuing operations, reflecting a $24.2 million income tax benefit, of $74.8 million for the six months ended June 30, 2013. In addition, for the six months ended June 30, 2013, our income from discontinued operations, net of taxes, was $3.1 million. There are no comparable discontinued operations results in 2014.

Consistent with the discussion above the $24.2 million income tax benefit recognized in the six months ended June 30, 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 projected taxable income.

Additionally, the decrease in our pre-tax income in the first six months of 2014 compared to 2013 was due to the net effects of a decrease in capital markets revenues partially offset by an increase in revenues from principal investments. Investment banking revenues during the first six months of 2014 of $72.4 million compares to $153.3 million in 2013. The reduction in investment banking revenues in 2014 reflects the differences in the nature and size of the capital raising transactions completed in these periods. Our institutional brokerage revenues were $29.7 million in the first six months of 2014 compared to $26.8 million in 2013 and our net revenues from principal investing were $8.6 million in the first six months of 2014 compared to $3.3 million in the first six months of 2013. Our non-compensation fixed expenses were $21.5 million in the first six months of 2014 compared to $21.3 million in 2013. Our compensation and benefits expense as a percentage of net revenues was 57% in the first half of 2014 compared to 56% in the first half of 2013.

The following is an analysis of our operating results by segment for the three and six months ended June 30, 2014 and 2013.

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

	Three Months Ended June 30,
	2014	2013
Revenues:
Investment banking	$35,784	$52,037
Institutional brokerage	14,643	13,122
Interest income, dividends and other	485	442

Total	50,912	65,601

Operating Expenses:
Variable	21,140	29,464
Fixed	25,193	22,666

Total(1)	46,333	52,130

Pre-tax income	$4,579	$13,471

(1)	For the three months ended June, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $6,037 and $5,725, respectively.

The pre-tax income from our capital markets segment decreased to $4.6 million for the second quarter of 2014 from $13.5 million for the second quarter of 2013. The decrease in our pre-tax income is primarily attributable to a $16.3 million decrease in investment banking revenues in 2014 compared to 2013. The impact of the decreased revenues was offset partially by an $8.3 million decrease in variable expenses. Specifically, variable expenses, including $16.0 million of variable compensation, decreased to $21.1 million in 2014 from $29.5 million in 2013 as a result of the decrease in revenues. Our total compensation and benefits costs as a percentage of revenues in this segment was 60.0% in 2014 compared to 57.3% in 2013. Fixed expenses increased $2.5 million, or 11.1%, in 2014 as a result of an increase in our average headcount in the second quarter of 2014 compared to 2013.

Investment banking revenues decreased $16.2 million to $35.8 million during the second quarter of 2014 from $52.0 million in the second quarter of 2013. Our second quarter 2014 investment banking revenues were generated from 15 client transactions representing $4.1 billion in transaction volume. Included in those transactions and representing $26.4 million of our capital raising revenue were two sole-managed institutional private placements. In comparison, our second quarter 2013 investment banking revenues were generated from 16 client engagements representing a range of private and public transactions across the industry groups that we cover. Included in those transactions and representing $39.7 million of our capital raising revenue were three sole-managed institutional private placements.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands).

	Three Months Ended June 30,
	2014	2013
Agency commissions	$7,330	$7,500
Principal transactions	6,270	4,798
Commissions for equity research	1,043	824

Total	$14,643	$13,122

Our institutional brokerage revenues increased $1.5 million to $14.6 million for the second quarter of 2014 from $13.1 million for the second quarter of 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

	Six Months Ended June 30,
	2014	2013
Revenues:
Investment banking	$72,423	$153,327
Institutional brokerage	29,734	26,827
Net interest income, dividends and other	733	970

Total	102,890	181,124

Operating Expenses:
Variable	40,684	86,780
Fixed	50,001	46,377

Total(1)	90,685	133,157

Pre-tax income	$12,205	$47,967

(1)	For the six months ended June 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $11,539 and $12,857, respectively.

The pre-tax income from our capital markets segment decreased to $12.2 million for the six months ended June 30, 2014 from $48.0 million for the six months ended June 30, 2013. The decrease in our pre-tax results is primarily attributable to an $80.9 million decrease in investment banking revenues in 2014 compared to 2013. The impact of the decreased revenues was offset partially by a $46.1 million decrease in variable expenses. Specifically, variable expenses, including $32.1 million of variable compensation, decreased to $40.7 million in 2014 from $86.8 million in 2013 as a result of the decrease in revenues. Our total compensation as a percentage of revenues in this segment was 59.6% in 2014 compared to 56.9% in 2013. Fixed expenses increased $3.6 million, or 7.8%, in 2014 as a result of an increase in fixed compensation due to an increase in our average headcount.

Investment banking revenues decreased $80.9 million to $72.4 million during the first half of 2014 from $153.3 million during 2013. Our investment banking revenues in 2014 were generated from 31 client transactions representing $7.0 billion in transaction volume. Included in those transactions and representing $57.3 million of our capital raising revenue were five sole-managed institutional private placements. Our investment banking revenues in 2013 were generated from 34 client transactions with contributions from each of the Company’s industry groups. Included in those transactions and representing $120.7 million of our capital raising revenue were five sole-managed institutional private placements. One of these private placements, representing $38.3 million of that revenue was executed in the second quarter of 2012; however the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands).

	Six Months Ended June 30,
	2014	2013
Agency commissions	$14,685	$14,936
Principal transactions	13,216	10,659
Commissions for equity research	1,833	1,232

Total	$29,734	$26,827

Our institutional brokerage revenues increased $2.9 million to $29.7 million for the six months ended June 30, 2014 from $26.8 million for the six months ended June 30, 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Principal Investing

As of June 30, 2014, our principal investing activity consists of investments in non-registered investment funds, marketable equity securities, non-public equity securities, corporate debt investments and short-sales of U.S. Treasury securities. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Revenues:
Net investment income	$9,091	$1,209
Interest, dividends and other	178	432

Total revenues	9,269	1,641
Interest expense	3,083	—

Revenues, net of interest expense	6,186	1,641

Operating Expenses:
Variable	1,139	108
Fixed	651	372

Total(1)	1,790	480

Pre-tax income	$4,396	$1,161

(1)	For the three months ended June 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $117 and $111, respectively.

The pre-tax income from our principal investing segment was $4.4 million for the second quarter of 2014 compared to $1.2 million in 2013. The increase in our pre-tax income was due to increased net investment income in 2014 compared to 2013 as a result of market appreciation. Net investment income for the second quarter of 2014 includes $2.4 million of unrealized gains from trading securities held for investment purposes, $2.2 million of net unrealized gains from investment funds, $2.1 million of realized gains from sales of investments, and $2.4 million of unrealized gains from short-sales of U.S. Treasury securities. These 2014 revenues were partially offset by $3.1 million of interest expense related to short-sales of U.S. Treasury securities. Our 2013 net investment income includes $0.9 million of net unrealized gains from investment funds and $0.3 million of net realized and unrealized gains from trading securities held for investment purposes. There were no significant realized gains in the second quarter of 2013.

	Six Months Ended June 30,
	2014	2013
Revenues:
Net investment income	$12,925	$3,307
Interest, dividends and other	401	737

Total revenues	13,326	4,044
Interest expense	4,760	—

Revenues, net of interest expense	8,566	4,044

Operating Expenses:
Variable	1,358	758
Fixed	1,423	714

Total(1)	2,781	1,472

Pre-tax income	$5,785	$2,572

(1)	For the six months ended June 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $223 and $249, respectively.

The pre-tax income from our principal investing segment increased to $5.8 million for the six months ended June 30, 2014 from $2.6 million for the six months ended June 30, 2013. The increase in our pre-tax income was due to increased net investment income in 2014 compared to 2013 as a result of market appreciation. Net investment income for the six months ended June 30, 2014 includes $3.8 million of net unrealized gains from investment funds, $2.9 million of net unrealized gains from trading securities held for investment purposes, $2.3 million of realized gains on sales of investments, and $3.9 million of unrealized gains from short-sales of U.S. Treasury securities. These 2014 revenues were partially offset by $4.8 million of interest expense related to short-sales of U.S. Treasury securities. Our 2013 net investment income includes $2.2 million of net unrealized gains from investment funds, $1.6 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. There were no significant realized gains in the first six months of 2013.

Investments

The total value of our principal investments was $115.0 million as of June 30, 2014. Of this total, $93.3 million was held in non-registered investment funds that primarily invest in fixed income securities, $19.3 million was held in marketable and non-public equity securities and warrants, at fair value, and $2.4 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of June 30, 2014 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$93,290
Marketable and non-public equity securities and warrants, at fair value	19,248

Total	$112,538
Investments, at cost:
Non-public equity securities	2,428

Total investments	$114,966

In addition to these assets, during the first six months of 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S. Treasury security. These positions are included in securities sold but not yet purchased on the Company’s balance sheet as of June 30, 2014. These three securities mature in November 2015, February 2016 and May 2016, respectively. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s balance sheet at June 30, 2014. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

As of June 30, 2014, the $93.3 million of investment funds reflected investments in 18 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. The Company classifies these investments within Level 3 of the fair value hierarchy as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

The Company’s net income from discontinued operations during the first and second quarters of 2013 reflects the estimated change in value during the periods of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards. Based on the Company’s receipt of the applicable contingent sale proceeds during the fourth quarter of 2013, there are no comparable discontinued operations results in 2014.

The results related to our asset management operations reflected in the consolidated statement of operations for the three and six months ended June 30, 2013, are presented in the following table (dollars in thousands).

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$—	$—
Gain on sale of assets, net	2,582	3,430
Expenses	215	223

Income from discontinued operations before income taxes	2,367	3,207
Income tax provision	51	85

Income from discontinued operations, net of taxes	$2,316	$3,122

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

We generated net income of $7.0 million in the second quarter of 2014 compared to $42.6 million in the second quarter of 2013. This decrease in net income was primarily the result of a $25.7 million tax benefit recognized in the second quarter of 2013, reflecting the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets. In addition, the decrease is due to the net effects of a $16.3 million decrease in investment banking revenues in 2014 compared to 2013 partially offset by a $4.5 million increase in principal investment revenues.

Pre-tax income in our capital markets segment decreased to $4.6 million during the second quarter of 2014 from $13.5 million during the second quarter of 2013. This decrease in pre-tax income is due to the decrease in investment banking revenues discussed above. Pre-tax income in our principal investing segment was $4.4 million during the second quarter of 2014 compared to $1.2 million during 2013. Our net income for the second quarter 2013 also includes $2.3 million from discontinued operations while there were no comparable discontinued operations results in 2014.

Revenues, net of Interest Expense

Our revenues, net of interest expense, decreased 15.0% to $57.1 million during the second quarter of 2014 from $67.2 million during the second quarter of 2013 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 28.3% to $35.3 million in the second quarter of 2014 from $49.2 million in the second quarter of 2013. In the second quarter of 2014, we completed 15 client transactions, including two sole-managed private placements that generated $26.4 million of revenue in the period. In the second quarter of 2013, we completed 12 client engagements, representing a range of private and public transactions, including three sole-managed private placements that generated $39.7 million of revenue in the period.

Advisory revenues decreased 82.8% to $0.5 million in the second quarter of 2014 from $2.9 million in the second quarter of 2013. We did not complete any significant M&A or advisory assignments in the second quarter of 2014 compared to four completed assignments in the second quarter of 2013.

Institutional brokerage revenues increased 11.5% to $14.6 million in the second quarter of 2014 from $13.1 million in the second quarter of 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Net investment income increased $7.9 million to $9.1 million in the second quarter of 2014 compared to $1.2 million in the second quarter of 2013. Net investment income for the second quarter of 2014 includes $2.4 million of unrealized gains from trading securities held for investment purposes, $2.2 million of net unrealized gains from investment funds, $2.1 million of realized gains from sales of investments, and $2.4 million of unrealized gains from short-sales of U.S. Treasury securities. These 2014 revenues were partially offset by $3.1 million of interest expense related to short-sales of U.S. Treasury securities. Our 2013 net investment income includes $0.9 million of net unrealized gains from investment funds and $0.3 million of net realized and unrealized gains from trading securities held for investment purposes. There were no significant realized gains in the second quarter of 2013.

During the second quarter of 2014, we incurred $3.1 million of interest expense related to two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S. Treasury security. The Company did not incur any interest expense during the second quarter of 2013.

Non-Interest Expenses

Total non-interest expenses decreased 8.6% to $48.1 million in the second quarter of 2014 from $52.6 million in the second quarter of 2013. The decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 15.3% to $32.1 million in the second quarter of 2014 from $37.9 million in the second quarter of 2013 as a result of a $7.9 million decrease in variable compensation. The reduction in variable compensation is due to the decrease in investment banking revenue in 2014 compared to the prior year. This decrease was partially offset by a $1.9 million increase in fixed compensation in 2014 compared to 2013 as a result of a higher average headcount in the second quarter of 2014 compared to the second quarter of 2013. Our compensation and benefits expense as a percentage of net revenues was 56% in both the second quarter of 2014 and 2013.

Professional services expenses increased 29.4% to $4.4 million in the second quarter of 2014 from $3.4 million in the second quarter of 2013. This increase is primarily due to an increase in costs associated with investment banking transactions. Despite the increase in investment banking revenue, our transaction related costs increased in 2014 compared to 2013 due to differences in the nature of the transactions in the two periods.

Business development expenses increased 19.2% to $3.1 million in the second quarter of 2014 from $2.6 million in the second quarter of 2013. This increase is primarily due to an increase in travel costs related to business promotion and investment banking transactions.

Clearing and brokerage fees decreased 15.4% to $1.1 million in the second quarter of 2014 from $1.3 million in the second quarter of 2013. The decrease in these costs is due primarily to the impact of cost reduction initiatives directed at reducing our brokerage execution costs.

Occupancy and equipment expenses decreased slightly to $3.0 million in the second quarter of 2014 from $3.1 million in the second quarter of 2013. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years.

Communications expenses increased slightly to $2.9 million in the second quarter of 2014 from $2.8 million in the second quarter of 2013. The increase in these expenses is primarily due an increase in our average headcount in the second quarter of 2014 compared to the second quarter of 2013.

Other operating expenses increased slightly to $1.6 million in the second quarter of 2014 from $1.5 million in the second quarter of 2013. The increase in these expenses is primarily due an increase in license and registration fees.

We recognized a tax provision of $2.0 million in the second quarter of 2014 compared to a $25.7 million tax benefit in the second quarter of 2013. As discussed below, our 2013 tax benefit reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 projected taxable income. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Our effective tax rate for the second quarter of 2014 was 22.3%. This tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to valuation allowance that are projected to be utilized during the year. The Company’s effective tax rate for the second quarter of 2013 was (175.6)%. This tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal.

During the three months ended June 30, 2013, the Company released a significant component of its valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of June 30, 2013 and subsequently, as described below, the Company’s valuation allowance for its deferred tax assets relates to capital loss carryforwards and net unrealized losses on investments.

At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were partially offset by a valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of June 30, 2014, the Company determined that a valuation allowance related to its capital loss carryforwards and net unrealized losses on investments continued to be appropriate. As of June 30, 2014, these deferred tax assets and related valuation allowance totaled approximately $14.8 million. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

The Company believes there is potential for volatility in its 2014 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year as well as any capital gains generated that result in the use of capital loss carryforwards currently subject to a valuation allowance.

Discontinued Operations

Income from discontinued operations, net of taxes was $2.3 million during second quarter of 2013. For the three months ended June 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. Based on the Company’s receipt of the contingent sale proceeds receivable during the fourth quarter of 2013, there were no comparable discontinued operations results in 2014.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

We recognized net income of $12.6 million in the first six months of 2014 compared to a net income of $77.9 million in the first six months of 2013. This decrease in net income was primarily the result of both the tax benefit of $24.2 million recognized in 2013 compared to the $5.4 million tax provision in 2014 and an $80.9 million decrease in investment banking revenue in 2014 compared to 2013. The tax benefit recognized in the first half of 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets.

The pre-tax income in our capital markets segment decreased to $12.2 million during the first six months of 2014 from $48.0 million during the first six months of 2013. This decrease in pre-tax income is due primarily to the decrease in investment banking revenue discussed above. Offsetting this decrease was a $3.2 million increase in pre-tax income from our principal investing segment to $5.8 million in 2014 from $2.6 million in 2013. This increase in pre-tax income from our principal investing segment is due to an increase in net investment income in 2014 compared to 2013 as a result of market appreciation. Our 2013 net income also includes $3.1 million of net income from discontinued operations while there were no comparable discontinued operations results in 2014.

Revenues, net of Interest Expense

Our revenues, net of interest expense decreased 39.8% to $111.5 million during the first six months of 2014 from $185.2 million during the first six months of 2013 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 53.9% to $68.6 million in the first six months of 2014 from $148.9 million in the first six months of 2013. In the first six months of 2014, we completed 24 client engagements with contributions from each of the Company’s industry groups, including six sole-managed private placements that generated $58.9 million of our capital raising revenue in the period. In the first six months of 2013, we completed 26 client engagements with contributions from each of the Company’s industry groups, including five sole-managed private placements that generated $120.7 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

Advisory revenues decreased 15.6% to $3.8 million in the first six months of 2014 from $4.5 million in the first six months of 2013. We completed seven assignments in the first six months of 2014 compared to eight assignments in the first six months of 2013.

Institutional brokerage revenues increased 10.8% to $29.7 million in the first six months of 2014 from $26.8 million in the first six months of 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Net investment income increased 290.9% to $12.9 million in the first six months of 2014 from $3.3 million in the first six months of 2013. Net investment income for the six months ended June 30, 2014 includes $3.8 million of net unrealized gains from investment funds, $2.9 million of net unrealized gains from trading securities held for investment purposes, $2.3 million of realized gains on sales of investments, and $3.9 million of unrealized gains from short-sales of U.S. Treasury securities. These 2014 revenues were partially offset by $4.8 million of interest expense related to short-sales of U.S. Treasury securities. Our 2013 net investment income includes $2.2 million of net unrealized gains from investment funds, $1.6 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. There were no significant realized gains in the first six months of 2013.

Interest, dividends and other revenues decreased 35.3% to $1.1 million in the first six months of 2014 from $1.7 million in the first six months of 2013. These revenues include interest from convertible and fixed income securities held on our trading desks as well as interest and dividends generated from our investing activities. The decrease in 2014 revenue was the result of differences in our trading desk and investment positions in these periods.

Non-Interest Expenses

Total non-interest expenses decreased 30.5% to $93.5 million in the first six months of 2014 from $134.6 million in the first six months of 2013. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 39.2% to $63.4 million in the first six months of 2014 from $104.3 million in the first six months of 2013 as a result of a $45.0 million decrease in variable compensation. The decrease in variable compensation during 2014 was due to the significant decrease in investment banking revenue. The Company’s compensation and benefits expenses were 57% of net revenues during the first six months of 2014 compared to 56% in the first half of 2013.

Professional services expenses increased 8.8% to $7.4 million in the first six months of 2014 from $6.8 million in the first six months of 2013 primarily due to increased recruiting costs incurred in 2014.

Business development expenses increased 14.9% to $5.4 million in the first six months of 2014 from $4.7 million in the first six months of 2013. This increase is the result of increased travel and business promotion costs related to business development activities.

Clearing and brokerage fees decreased 17.2% to $2.4 million in the first six months of 2014 from $2.9 million in the first six months of 2013. The decrease is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs.

Occupancy and equipment expenses decreased 3.1% to $6.2 million in the first six months of 2014 from $6.4 million in the first six months of 2013. The decrease in occupancy costs is primarily the result of reductions in depreciation expense associated with reduced capital expenditures over the past several years and reductions in our leased office space.

Communications expenses remained flat at $5.7 million in the first six months of 2014 compared to the first six months of 2013.

Other operating expenses decreased 18.9% to $3.0 million in the first six months of 2014 from $3.7 million in the first six months of 2013. The decrease in these expenses is primarily due a $0.5 million charge related to an arbitration settlement in 2013 that is not comparable to 2014 amounts.

We recognized a tax provision of $5.4 million in the first six months of 2014 compared to a tax benefit of $24.2 million in the first six months of 2013. As described below, our 2013 tax benefit reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 projected taxable income. The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rate for the first six months of 2014 was 30.0%. This tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to valuation allowance that are projected to be utilized during the year. The Company’s effective tax rate for the first six months of 2013 was (48.0)%. This tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal.

During the six months ended June 30, 2013, the Company released a significant component of its valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would be realized in the future. Following the criteria in ASC 740, the Company reviews this valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of June 30, 2013 and subsequently, as described below, the Company’s valuation allowance for its deferred tax assets relates to capital loss carryforwards and net unrealized losses on investments.

At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were partially offset by valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in

ASC 740 and its conclusion that that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of June 30, 2014, the Company determined that a valuation allowance related to its capital loss carryforwards and net unrealized losses on investments continued to be appropriate. As of June 30, 2014, these deferred tax assets and related valuation allowance totaled approximately $14.8 million. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

The Company believes there is potential for volatility in its 2014 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year as well as any capital gains generated that result in the use of capital loss carryforwards currently subject to a valuation allowance.

Discontinued Operations

Income from discontinued operations, net of taxes, was $3.1 million for the six months ended June 30, 2013. For the six months ended June 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. Based on the Company’s receipt of the contingent sale proceeds receivable during the fourth quarter of 2013, there were no comparable discontinued operations results in 2014.

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

Cash Flows

As of June 30, 2014, our cash and cash equivalents totaled $176.9 million representing a net decrease of $31.1 million for the first six months of 2014. The decrease is attributable to cash used in investing activities of $27.9 million, cash used in financing activities of $15.8 million, offset by $12.6 million of cash provided by operating activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash provided by operating activities of $12.6 million during the first six months of 2014, compares to $83.2 million of cash provided by operating activities during the first six months of 2013. As described below, the difference in operating cash activities in 2014 compared to 2013 is primarily due to the differences in net income and the changes in accrued compensation during these periods. The cash provided by operating activities during the first six months of 2014 resulted primarily from operating income during the period. The cash provided by operating activities during the first six months of 2013 reflects our cash operating income during the period and the impact of a $45.9 million increase related to accrued compensation.

Net cash used in investing activities of $27.9 million during the first six months of 2014 compares to $20.9 million used in investing activities during the first six months of 2013. The $27.9 million used in the first six months of 2014 reflects principal investments purchased during the period, including $28.5 million of investment funds and $13.0 million of trading securities, as well as $9.8 million related to short-sales of U.S. Treasury securities. These items were offset by $26.6 million of proceeds from securities sold during the first six months of 2014. The $20.9 million used in the first six months of 2013 reflects principal investments purchased during the period, including $9.1 million of investment funds and $20.3 million of trading securities, offset by proceeds from securities sold during the period.

Net cash used in financing activities of $15.8 million during the first half of 2014 compares to $10.5 million used during the first half of 2013. The 2014 activity primarily reflects the repurchase of 0.7 million shares of our common stock for $17.3 million. The 2013 activity primarily represents the repurchase of 0.7 million shares of our common stock for $12.3 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $176.9 million at June 30, 2014) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of June 30, 2014, our principal assets consisted of cash and cash equivalents, due from brokers, dealers and clearing organizations, and financial instruments at fair value. As of June 30, 2014 and December 31, 2013, our liquid assets consisted primarily of cash and cash equivalents of $176.9 million and $208.0 million, respectively.

The increase in our total assets to $746.1 million as of June 30, 2014 compared to $410.6 million as of December 31, 2013, was primarily the result of a $325.4 million increase in due from brokers, dealers and clearing organizations, and a $45.7 million increase in financial instruments, at fair value. These increases were partially offset by the $31.1 million decrease in cash noted above, a $5.3 million decrease in cost-method investments and a $3.5 million decrease in deferred tax assets, net of valuation allowance and other assets.

Regarding our due from brokers, dealers and clearing organizations balance, during the first six months of 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities in the first quarter 2014 and one short-sale of a $75 million face value, 7.25% U.S. Treasury security in the second quarter of 2014. Proceeds from these short-sales, as well as related margin requirements, totaling $308.5 million, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. The total amount of outstanding unsettled trade receivables and payables related to these instruments was $18.5 million and $17.6 million, respectively, as of June 30, 2014 compared to $4.9 million and $4.7 million, respectively, as of December 31, 2013. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2014, our $115.0 million of investments primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.

The increase in our total liabilities to $448.2 million as of June 30, 2014 compared to $119.8 million as of December 31, 2013 was primarily the result of a $319.0 million increase in securities sold but not yet purchased. The increase in securities sold but not yet purchased reflects the two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of $75 million face value, 7.25% U.S. Treasury security. These three securities mature in November 2015, February 2016 and May 2016, respectively. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2014, FBRCM had total regulatory net capital of $72.9 million, which exceeded its required net capital of $4.8 million by $68.1 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the six months ended June 30, 2014, we repurchased 0.7 million shares of our common stock in open market transactions at weighted average share prices of $26.18 per share, for a total cost of $17.3 million. As of June 30, 2014, we have a remaining authority to repurchase up to 1.0 million additional shares.

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

Other

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBRCM agreed to purchase LCM’s securities lending business (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company issued to certain counterparties of LCM guarantees of LCM’s obligations under securities loan agreements up to an aggregate of $75 million.

As of June 30, 2014, the Company had issued such guarantees to counterparties of LCM up to an aggregate of $75 million. Based on the nature of the related securities loan agreements, including the applicable collateral and other capital that support LCM’s obligations under these securities loan agreements, the Company has valued these guarantees at zero as of June 30, 2014. To-date, the Company has not incurred any costs relative these guarantees. The Company’s purchase of LCM’s securities lending business closed on August 4, 2014 (see “Recent Developments”). The guarantees discussed above will terminate in connection with the closing of the transaction.

Recent Developments

Share Repurchase

On July 24, 2014, the Company commenced a modified “Dutch auction” tender offer to purchase up to one million shares, or about 9.9%, of its outstanding common stock, at a price of not less than $28.00 and not more than $29.00 per share.

Securities Lending

On August 4, 2014, the Company completed the purchase of LCM’s securities lending business. Pursuant to the terms of the Transaction Agreement, the Company made an initial cash payment at closing and is obligated to make additional payments to LCM that are contingent on the performance of the business over the next 18 months. The Company is currently in the process of assessing the value of this contingent consideration.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Overall Risk Management

The audit committee of our board of directors has oversight of our Company’s risk management framework, and reports to the full board on a quarterly basis regarding our Company’s risk management profile. The audit committee regularly meets with our director of risk management to review our risk profile, our policies regarding market and credit risk limits and operations, and our risk tolerance levels and capital limits. Our board of directors has established risk limits applicable to our trading and investment businesses that we monitor daily. In the event risk levels approach the limits, management is required to notify the audit committee, and audit committee approval is required to make any change to the limit levels. The audit committee also regularly meets with our general counsel to discuss legal and regulatory risk issues. In addition, the compensation committee of our board of directors considers the risk associated with overall compensation and how effective our compensation policies are in linking pay to performance and aligning the interest of our executives and shareholders.

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, institutional brokerage, and principal investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the transactional and reputational risks associated with our investment banking and principal investing activities by review and approval of transactions by our management-level commitment committee and investment committee, respectively, prior to accepting an engagement or pursuing a material investment transaction. Our management risk committee oversees our institutional brokerage and investment risk management practices, including identifying risk that could expose us to loss, approving risk limits and policies to control for those risks. As a management oversight and monitoring tool, our management risk committee has set more extensive and lower risk limits applicable to our trading activities than the board-level limits discussed above. These management risk limits cannot be exceeded without obtaining exception approval by senior management

Our risk management function is designed to monitor and understand the risk profile of each of our trading area and of our principal investing activities, to consolidate risk and liquidity monitoring company-wide, to assist in implementing effective hedging strategies, and to ensure accurate fair values of our financial instruments. In addition, the risk management function is responsible for bringing elevated-risk situations to the attention of senior management, such as the initiation of a large trading position, the granting of exceptions to position or market access limits, or significant changes in the level of our value at risk disclosure.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from out trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. The table below presents the Company’s 95%/one-day VaR for the six months ended June 30, 2014 and 2013 (dollars in thousands):

95%/ One-Day VaR
For the Six Months Ended
June 30, 2014				June 30, 2013
Period End	Average	High	Low	Period End	Average	High	Low
$250	$243	$371	$166	$234	$232	$351	$179

The Company’s VaR of $250 thousand at June 30, 2014 is .08% of our shareholder equity as of that date and the change in period end VaR from year to year shows an increase of $16 thousand. The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk.

The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution. In most instances, these positions are held only for a short period and sold at or above our costs. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the caption Equity Price Risk.

The primary method used to test the reasonableness of the VaR measure is to compare actual daily trading revenue fluctuations with the daily VaR estimate. If the lowest 5th percentile of daily trading revenues in the revenue fluctuations analysis are less than the loss predicted by the 95th percentile VaR estimate, then the VaR estimate is considered a reasonable predictor of actual trading results. In performing this comparison, the Company’s definition of trading revenues and losses includes commissions, sales credits, net interest income, and gains and losses from intraday trading in the Company’s market-making trading businesses. It does not include the activities of investments in equity that are described in detail in the section “Equity Price Risk” below.

The following table provides the actual daily trading revenue fluctuations during the six months ended June 30, 2014. Over this six-month period, the lowest 5th percentile of all trading days is represented by the first, second and third columns from the left in the table below, which reflect the six lowest days of daily trading revenue. Although not specifically shown in the table, during this six-day period, the average daily trading revenues were net gains of $108 thousand and the lowest one-day revenue was a net gain of $90 thousand, which are $358 thousand less, and $340 thousand less, respectively, than the daily trading loss implied by the average one-day VaR for the six months ended June 30, 2014.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2014. The fair value of the $35.5 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $39.0 million and $32.0 million, respectively, and the fair value of the $19.4 million of other equity investments would increase or decrease to $21.3 million and $17.5 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At June 30, 2014 and December 31, 2013, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2014 and 2013, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives. There were no such credit derivatives outstanding as of June 30, 2014.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2014, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2014, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2014, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM was named a defendant in the putative class action lawsuit MHC Mutual Conversion Fund, L.P. v. United Western Bancorp, Inc., et al. in the United States District Court for the District of Colorado. The complaint, filed in March 2011 against United Western Bancorp, Inc. (the “Bank”), its officers and directors, underwriters and outside auditors, alleged material misrepresentations and omissions in the registration statement and prospectus issued in connection with the Bank’s September 2009 offering. On December 19, 2012 the Court granted Defendants’ motion to dismiss the class action complaint with prejudice and entered final judgment for the underwriters. Class plaintiffs filed a timely notice of appeal to the 10th Circuit Court of Appeals, challenging the District Court’s findings, and on August 1, 2014, the Court of Appeals affirmed the District Court’s judgment.

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

As of June 30, 2014, except as disclosed in our March 31, 2014 Form 10-Q, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2014	10,895	$25.63	10,895	1,342,954
May 1 to May 31, 2014	265,266	25.85	265,266	1,077,688
June 1 to June 30, 2014	124,034	26.95	124,034	953,654

Total/Average	400,195	$26.18	400,195	953,654

(1)	On October 22, 2013, the Board of Directors of the Company approved a 2,500,000 share increase to the number of shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 2,500,984 shares of which 953,654 shares remained authorized for repurchase as of June 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: August 8, 2014	By:	/S/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2014	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)