Form 10-Q
period 2014-09-30
FBR & Co.
filed 2014-11-07
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33518

FBR & CO.

(Exact name of Registrant as specified in its charter)

Virginia	20-5164223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North Seventeenth Street Arlington, VA	22209
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2014 was 8,880,246 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$122,586	$207,973
Receivables:
Securities borrowed	578,399	—
Due from brokers, dealers and clearing organizations	320,080	4,949
Customers	3,256	4,485
Other	3,374	658
Financial instruments owned, at fair value	176,862	144,743
Other investments, at cost	7,000	7,681
Goodwill and intangibles assets	5,070	—
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization	8,932	3,286
Deferred tax assets, net of valuation allowance	25,268	30,893
Prepaid expenses and other assets	5,579	5,904

Total assets	$1,256,406	$410,572

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$581,003	$—
Securities sold but not yet purchased, at fair value	335,281	42,241
Accrued compensation and benefits	52,560	58,502
Accounts payable, accrued expenses and other liabilities	17,511	10,351
Due to brokers, dealers and clearing organizations	—	8,701

Total liabilities	986,355	119,795

Commitments and Contingencies (Note 7)
Shareholders’ Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 8,894,950 and 10,545,509 shares issued and outstanding, respectively	9	11
Additional paid-in capital	315,600	362,983
Restricted stock units	32,055	21,487
Accumulated other comprehensive income, net of taxes	38	34
Accumulated deficit	(77,651)	(93,738)

Total shareholders’ equity	270,051	290,777

Total liabilities and shareholders’ equity	$1,256,406	$410,572

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Investment banking:
Capital raising	$27,137	$15,998	$95,765	$164,849
Advisory	2,152	3,616	5,947	8,092
Institutional brokerage	11,946	13,194	41,680	40,021
Net investment income	3,075	650	16,000	3,957
Interest	4,861	334	5,415	1,490
Dividends and other	226	264	806	815

Total revenues	49,397	34,056	165,613	219,224
Interest expense	7,300	—	12,060	—

Revenues, net of interest expense	42,097	34,056	153,553	219,224

Non-Interest Expenses:
Compensation and benefits	23,771	17,992	87,141	122,325
Professional services	3,663	2,393	11,025	9,228
Business development	2,764	1,995	8,189	6,738
Clearing and brokerage fees	1,155	940	3,516	3,852
Occupancy and equipment	3,067	2,835	9,222	9,185
Communications	2,873	2,567	8,621	8,313
Other operating expenses	1,496	2,184	4,541	5,894

Total non-interest expenses	38,789	30,906	132,255	165,535

Income from continuing operations before income taxes	3,308	3,150	21,298	53,689
Income tax (benefit) provision	(193)	361	5,211	(23,880)

Income from continuing operations, net of taxes	3,501	2,789	16,087	77,569
Income from discontinued operations, net of taxes	—	3,622	—	6,744

Net income	$3,501	$6,411	$16,087	$84,313

Basic income per share:
Income from continuing operations, net of taxes	$0.34	$0.23	$1.51	$6.37
Income from discontinued operations, net of taxes	—	0.30	—	0.55

Basic income per share	$0.34	$0.53	$1.51	$6.92

Diluted income per share:
Income from continuing operations, net of taxes	$0.31	$0.21	$1.36	$5.90
Income from discontinued operations, net of taxes	—	0.27	—	0.51

Diluted income per share	$0.31	$0.48	$1.36	$6.41

Basic weighted average shares outstanding (in thousands)	10,171	12,137	10,642	12,180

Diluted weighted average shares outstanding (in thousands)	11,419	13,335	11,798	13,157

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$3,501	$6,411	$16,087	$84,313
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on available-for-sale investment securities, net of taxes of $(13), $475, $3, and $1,144, respectively	(20)	883	4	2,124

Comprehensive income	$3,481	$7,294	$16,091	$86,437

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864

Net income	—	—	—	—	—	—	92,912	92,912
Issuance of common stock, net of forfeitures	699	1	14,880	307	(13,688)	—	—	1,500
Repurchase of common stock	(2,378)	(2)	(55,539)	—	—	—	—	(55,541)
Stock compensation expense for options granted to purchase common stock	—	—	974	—	—	—	—	974
Issuance of restricted stock units	—	—	—	—	9,940	—	—	9,940
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,128	—	1,128

Balances at December 31, 2013	10,545	$11	$362,983	$0	$21,487	$34	$(93,738)	$290,777

Net income	—	—	—	—	—	—	16,087	16,087
Issuance of common stock, net of forfeitures	213	—	3,518	—	(3,141)	—	—	377
Repurchase of common stock	(1,863)	(2)	(51,057)	—	—	—	—	(51,059)
Stock compensation expense for options granted to purchase common stock	—	—	156	—	—	—	—	156
Issuance of restricted stock units	—	—	—	—	13,709	—	—	13,709
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	4	—	4

Balances at September 30, 2014	8,895	$9	$315,600	$0	$32,055	$38	$(77,651)	$270,051

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,087	$84,313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	5,625	(26,186)
Depreciation and amortization	1,102	956
Stock compensation	6,952	6,258
Net investment income from investments	(16,000)	(3,957)
Gain on sale of assets	—	(7,229)
Other	29	72
Changes in operating assets:
Receivables:
Securities borrowed	(578,399)	—
Brokers, dealers and clearing organizations	(6,583)	(15,130)
Customers	1,059	(8,702)
Other	(2,288)	1,299
Trading securities	(5,312)	29,946
Prepaid expenses and other assets	325	1,727
Changes in operating liabilities:
Securities loaned	581,003	—
Trading securities sold but not yet purchased	(833)	(23,909)
Accrued compensation and benefits	1,375	46,015
Accounts payable, accrued expenses and other liabilities	1,092	(4,315)
Brokers, dealers and clearing organizations	(8,701)	14,598

Net cash (used in) provided by operating activities	(3,467)	95,756

Cash flows from investing activities:
Purchases of investments	(70,230)	(55,907)
Proceeds from sales of and distributions from investments	52,834	15,638
Securities sold but not yet purchased	301,230	—
Due from brokers, dealers and clearing organizations	(308,548)	—
Purchase of securities lending business	(1,000)	—
Purchases of furniture, equipment, software, and leasehold improvements	(6,748)	(373)

Net cash used in investing activities	(32,462)	(40,642)

Cash flows from financing activities:
Repurchases of common stock	(51,059)	(32,700)
Proceeds from sales of common stock and repayment of employee stock purchase plan	1,601	4,383

Net cash used in financing activities	(49,458)	(28,317)

Net (decrease) increase in cash and cash equivalents	(85,387)	26,797
Cash and cash equivalents, beginning of period	207,973	174,925

Cash and cash equivalents, end of period	$122,586	$201,722

Supplemental Cash Flow Information:
Income tax payments	$3,269	$2,726
Interest payments	$12,588	$—

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”).

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

Revision to Previously Reported Financial Statements

As previously disclosed by the Company and as presented in its 2013 Form 10-K, the Company has revised its financial statements for nine months ended September 30, 2013 in this quarterly report on Form 10-Q. The revision reduced the previously reported nine months ended September 30, 2013 tax benefit by $3,891, net income by $3,891, basic earnings per share by $0.32 and diluted earnings per share by $0.29.

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

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (private equity, debt funds and fund of funds), the Company classifies these investments within Level 3 as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. As of September 30, 2014, the Company’s $104,804 of investments in non-registered investment funds were subject to various redemption provisions. Approximately 78% of the fair value amount of the funds was redeemable on at least a three month period basis primarily with a notice period of 90 days or less. At September 30, 2014, 25% of the fair value amount of these funds was subject to early withdrawal fees of 5% or less, all of which expire during 2014. Additionally, approximately 81% of the fair value amount of these funds was subject to redemption holdbacks of 10% or less.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments accounted for under ASC 820 as of September 30, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2014	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$16,259	$16,190	$—	$69
Listed options	10	10	—	—
Convertible and fixed income debt instruments	47,239	—	47,239	—

	63,508	16,200	47,239	69
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	7,483	5,247	—	2,236
Warrants	904	—	—	904
Designated as available-for-sale:
Marketable equity securities	163	163	—	—

	8,550	5,410	—	3,140
Investment Funds	104,804	—	—	104,804

Total	$176,862	$21,610	$47,239	$108,013

Securities sold but not yet purchased, at fair value:
U.S. Treasury securities	$293,873	$293,873	$—	$—
Marketable equity securities	36,932	36,932	—	—
Convertible and fixed income debt instruments	4,476	—	4,476	—

Total	$335,281	$330,805	$4,476	$—

As of September 30, 2014, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $108,013, or 8.6% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including for non-public equity securities, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of September 30, 2014:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$2,305	Over-the counter trading activity	$0.36 – $25.00/share	$12.02
Black-Scholes—assets	$904	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.4%	2.4%

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

The table above excludes $104,804 of investments in 20 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

As of December 31, 2013, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $72,732, or 17.7% of the Company’s total assets at that date. As of December 31, 2013, financial liabilities measured and reported at fair value on a recurring basis and classified within Level 3 were $1,499, or 1.3% of the Company’s total liabilities at the date. Regarding these Level 3 financial assets and financial liabilities, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2013:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$9,539	Over-the-counter trading activity	$0.77 – $19.00/share	$13.44
Market approach—liabilities	$1,499	Over-the-counter trading activity	$65.15/share	$65.15
Black-Scholes—assets	$1,996	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.9%	2.9%

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

The table above excludes $61,197 of investments in 14 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Investment Funds	Total
Beginning balance, July 1, 2014	$9,486	$93,290	$102,776
Total net gains (losses) (realized/unrealized)
Included in earnings	(356)	(137)	(493)
Included in other comprehensive income	—	—	—
Purchases	46,241	19,057	65,298
Sales/Distributions	(52,162)	(7,406)	(59,568)
Transfers out of level 3	—	—	—

Ending balance, September 30, 2014	$3,209	$104,804	$108,013

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(408)	$(66)	$(474)

	Trading Securities	Investment Funds	Total
Beginning balance, July 1, 2013	$10,201	$28,733	$38,934
Total net gains (losses) (realized/unrealized)
Included in earnings	814	399	1,213
Included in other comprehensive income	—	—	—
Purchases	154,921	22,500	177,421
Sales/Distributions	(155,830)	(118)	(155,948)
Transfers out of level 3	—	—	—

Ending balance, September 30, 2013	$10,106	$51,514	$61,620

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$343	$399	$742

There were no transfers into, or out of Level 1, 2 and 3 financial assets during the three months ended September 30, 2014 and 2013.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013.

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2014	$11,535	$(1,499)	$61,197	$71,233
Total net gains (losses) (realized/unrealized)
Included in earnings	(268)	(122)	3,755	3,365
Included in other comprehensive income	—	—	—	—
Purchases	95,020	6,043	47,544	148,607
Sales/Distributions	(96,829)	(4,422)	(7,692)	(108,943)
Transfers out of level 3	(6,249)	—	—	(6,249)

Ending balance, September 30, 2014	$3,209	$—	$104,804	$108,013

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$311	$—	$4,190	$4,501

	Trading Securities	Investment Funds	Total
Beginning balance, January 1, 2013	$2,615	$17,600	$20,215
Total net gains (losses) (realized/unrealized)
Included in earnings	3,050	2,556	5,606
Included in other comprehensive income	—	—	—
Purchases	391,131	31,500	422,631
Sales/Distributions	(385,524)	(142)	(385,666)
Transfers out of level 3	(1,166)	—	(1,166)

Ending balance, September 30, 2013	$10,106	$51,514	$61,620

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2,191	$2,556	$4,747

There were no transfers of securities into, or out of, Level 2 financial assets during the nine months ended September 30, 2014. Two transfers were made out of Level 3 and into Level 1 during the nine months ended September 30, 2014 for two equity securities that were each previously a non-public equity security and during the period became publicly traded.

There were no transfers of securities into, or out of, Level 2 financial assets during the nine months ended September 30, 2013. One transfer was made out of Level 3 and into Level 1 during the nine months ended September 30, 2013 for an equity security that was previously a non-public equity security and during the period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, included in earnings for the three and nine months ended September 30, 2014 and 2013, are reported in the following line descriptions on the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gains and losses included in earnings for the period:
Institutional brokerage	$(4)	$496	$(1)	$983
Net investment income	(489)	717	3,366	4,623
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$9	$25	$(20)	$153
Net investment income	(483)	717	4,521	4,594

Financial Instruments Held for Investment—Designated as Trading

As of September 30, 2014, and during the year ended December 31, 2013, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiary that were classified as trading securities. In addition, as of September 30, 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiary that were classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the statements of operations. In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the statements of operations. The Company did not make any such fair value elections during the three months ended September 30, 2014, however, during the nine months ended September 30, 2014, the Company elected to account for two non-public equity securities, purchased at a cost of $6,148, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net gains recognized on trading securities	$3,578	$155	$11,628	$1,171
Less: Net (gains) losses recognized on trading securities sold during the period	169	361	(872)	(262)

Unrealized gains recognized on trading securities still held at the reporting date	$3,747	$516	$10,756	$909

As part of the Company’s investing activities, during the three months ended June 30, 2014 the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security, and during the three months ended March 31, 2014 the Company entered into two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. These securities mature in May 2016, November 2015 and February 2016, respectively. These positions are included in securities sold but not yet purchased on the Company’s balance sheet as of September 30, 2014. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. Such amounts are not available for withdrawal and are subject to closure of the open short positions. During the three and nine months ended September 30, 2014, the Company incurred $3,668 and $8,428, respectively, of interest expense related to these transactions. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of September 30, 2014 and December 31, 2013, the Company had certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period. However, these investments are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	September 30, 2014
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$55	$0	$163

	December 31, 2013
	Cost Basis	Unrealized		Fair Value
		Gains	Losses
Marketable equity securities	$108	$48	$0	$156

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. The Company did not recognize any other-than-temporary impairment losses during the three and nine months ended September 30, 2014, and as of September 30, 2014, the Company did not hold any marketable securities that were in an unrealized loss position. During the three months ended September 30, 2013, the Company did not recognize any other-than-temporary impairment losses, however during the nine months ended September 30, 2013, the Company recorded an other-than-temporary impairment charge of $545 related to an investment in a company in the financial services industry. The Company recognized this impairment charge as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during the first quarter of 2013 specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257.

There were no sales of marketable securities during the three and nine months ended September 30, 2014, or during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the Company received proceeds of $4,225 from sales of marketable equity securities resulting in gross losses of $(32).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accumulated other comprehensive income (loss), beginning balance	$58	$147	$34	$(1,094)
Other comprehensive (loss) income before reclassifications	(20)	883	4	1,615
Amounts reclassified from other comprehensive income	—	—	—	509

Accumulated other comprehensive income, at period end	$38	$1,030	$38	$1,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	$—	$—	$—	$545
Realized gains on sale of securities	—	—	—	(36)

Total	$—	$—	$—	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	September 30, 2014	December 31, 2013
Non-public equity securities	$7,000	$2,681
Corporate debt investments	—	5,000

	$7,000	$7,681

The Company evaluates its non-public equity securities and corporate debt investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and nine months ended September 30, 2014 and 2013.

During the three months ended September 30, 2014 and the three and nine months ended September 30, 2013, there were no sales of non-public equity securities or corporate debt investments carried at cost. During the nine months ended September 30, 2014, the Company received proceeds of $1,428 from the sale of a non-public equity security resulting in a gross gain of $1,176. During the nine months ended September 30, 2014, the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment. In addition, during the three and nine months ended September 30, 2014, a non-public equity security carried at cost with a basis of $428 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded. During the nine months ended September 30, 2013, the Company received $317 from the maturity of a note receivable that was carried at cost. In addition, during the nine months ended September 30, 2013, a non-public equity security carried at cost with a basis of $2,390 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded.

3. Securities Lending:

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBR Capital Markets & Co. (“FBRCM”), the Company’s broker-dealer subsidiary, agreed to purchase LCM’s securities lending business (the “Transaction Agreement”) and on August 4, 2014, the Company completed its purchase of this securities lending business. Pursuant to the terms of the Transaction Agreement, the Company made an initial cash payment of $1,000 at closing and is obligated to make additional payments that are contingent on the performance of the business over the next 18 months. As described below, as of September 30, 2014, the Company has estimated these aggregate contingent payments to be $4,070. The Company will continue to assess the value of this contingent consideration at each reporting date until its obligations are satisfied.

As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The securities lending business is included within the Company’s institutional sales, trading and research operations in the Company’s capital markets segment. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. A substantial portion of the Company’s interest revenue and interest expense results from these activities.

The Company accounts for securities lending transactions in accordance with ASU 2013-01, Balance Sheet (Topic 210): “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” requiring companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the balance sheets. The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2014.

	Gross Amounts Recognized	Gross Amounts offset in the Consolidated Balance Sheets(1)	Net Amounts included in the Consolidated Balance Sheets	Amounts not offset in the Balance Sheet but eligible for offsetting upon counterparty default(2)	Net amounts
Securities borrowed	$578,399	$—	$578,399	$578,399	$—
Securities loaned	$581,003	$—	$581,003	$581,003	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

The Company accounted for its acquisition of LCM’s securities lending business in accordance with ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The Company’s estimate of contingent consideration and estimates of fair value included in the financial statements, in conformity with ASC 820, represent the Company’s best estimates and valuations. These estimates and underlying assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in its valuations will be realized, and actual results could vary materially. The table below summarizes the preliminary estimates of contingent consideration, and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Purchase Price:
Cash paid	$1,000
Estimated contingent consideration	4,070

Total	$5,070

Fair Value of Assets Acquired:
Securities borrowed	$583,923
Due from brokers, dealers and clearing organizations	185

Total	$584,108

Fair Value of Liabilities Assumed:
Securities loaned	$584,108

Purchase price to be allocated to goodwill and intangible assets	$5,070

The goodwill and intangible asset balances are included in the Company’s capital markets segment and this entire balance is expected to be deductible for tax purposes. The Company is in the process of completing its intangible asset appraisals related to this acquisition. In accordance with ASC 805, if additional information is obtained about these assets within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

4. Income Taxes:

During the three and nine months ended September 30, 2014, the Company recorded a tax benefit of $193 and a tax provision of $5,211, respectively. The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three and nine months ended September 30, 2014 were (5.8)% and 24.5%, respectively. The Company’s 2014 tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that are projected to be utilized during the year. As a result of the valuation allowance release discussed in more detail below, during the three and nine months ended September 30, 2013, the Company recorded an income tax provision of $361 and an income tax benefit of $23,880, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2013 were 11.5% and (44.5)%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of the valuation allowance reversal.

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

At December 31, 2013, the Company’s net deferred tax assets totaled $49,165 and were partially offset by a valuation allowance of $18,272. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of September 30, 2014, the Company determined that a valuation allowance related to its capital loss carryforwards and net unrealized losses on investments continued to be appropriate. As of September 30, 2014, these deferred tax assets and related valuation allowance totaled approximately $14,100. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

5. Net Capital Requirements:

FBRCM is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2014, FBRCM had net capital of $63,096 which was $58,440 in excess of its required net capital of $4,656.

6. Earnings Per Share:

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

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	10,171	10,171	12,137	12,137
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,248	—	1,198

Weighted average common and common equivalent shares outstanding (in thousands)	10,171	11,419	12,137	13,335

Net income applicable to common stock	$3,501	$3,501	$6,411	$6,411

Net income per common share	$0.34	$0.31	$0.53	$0.48

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	10,642	10,642	12,180	12,180
Stock options, unvested restricted stock and unvested RSUs (in thousands)	—	1,156	—	977

Weighted average common and common equivalent shares outstanding (in thousands)	10,642	11,798	12,180	13,157

Net income applicable to common stock	$16,087	$16,087	$84,313	$84,313

Net income per common share	$1.51	$1.36	$6.92	$6.41

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options—employees and directors	694	776	720	855
Stock options—non-employee	26	196	27	216
Restricted stock, unvested	9	8	10	9
RSUs, unvested	1,048	977	1,113	1,097

	1,777	1,957	1,870	2,177

7. Commitments and Contingencies:

Litigation

As of September 30, 2014, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

8. Shareholders’ Equity:

Share Repurchases

In August 2014, the Company completed a tender offer to repurchase shares of its common stock. Pursuant to the modified “Dutch auction” tender offer, the Company repurchased 1,201,897 shares of its common stock at a weighted average share price of $28.06 per share for a total cost, including transaction costs, of $33,730. There were no other share repurchases during the three months ended September 30, 2014.

In addition to the shares repurchased pursuant to the tender offer that was completed in August 2014, during the nine months ended September 30, 2014, the Company repurchased 662,012 shares of its common stock in open market or privately negotiated transactions at weighted average share prices of $26.18 per share for a total cost, including transaction costs, of $17,329. As of September 30, 2014, the Company had remaining authority to repurchase 953,654 additional shares.

During the three and nine months ended September 30, 2013, the Company repurchased 776,728 shares and 1,492,265 shares, respectively, of its common stock primarily in privately negotiated or open market transactions at weighted average share prices of $26.28 per share and $21.91 per share, respectively, for a total cost, including transaction costs, of $20,416 and $32,700, respectively.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2014, the Company recognized compensation expense of $32 and $220, respectively. For the three and nine months ended September 30, 2013, the Company recognized compensation expense of $29 and $192, respectively.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$21	$96	$(64)	$429
Restricted shares	$80	$63	$216	$83
RSUs	$2,373	$2,025	$6,581	$5,536

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	8,000	—	12,218	314,676
Grant date fair value per share	$—	$—	$27.52	$—	$26.19	$24.22

Included in the RSUs granted during the nine months ended September 30, 2014 are 277,405 RSU awards that will vest based on both individual service requirements and the Company’s achievement of specified performance goals. These awards will vest at the following rates based on acheivement of the following performance goals: (1) a 50% rate on December 31, 2016 if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2014; (2) a 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the performance period, no performance share units will be earned and the award will be forfeited. During the three and nine months ended September 30, 2014, compensation was recognized based on the Company’s assessment that the awards would vest at a 50% rate.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of September 30, 2014
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$27	$216	$13,874
Unvested awards	36,418	12,218	1,991,406
Weighted average vesting period	0.33 years	0.67 years	1.36 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the nine months ended September 30, 2014, the Company granted 294,843 of such RSUs with an aggregate fair value upon grant date of $7,317. For the nine months ended September 30, 2013, the Company granted 127,978 comparable RSUs with an aggregate fair value upon grant date of $2,099.

9. Related Party Transactions:

Professional Services Agreement

Under a professional services agreement with Crestview Partners, L.P., the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continued to own at least 50% of the shares purchased by certain Crestview affiliates in the Company’s 2006 private offering. During the fourth quarter of 2013, the Company repurchased 736,781 shares from Crestview, representing its remaining shares of the Company’s common stock. Accordingly, subsequent to these share repurchases the Company no longer has any obligations under the professional services agreement with Crestview. In June 2013, Crestview elected to receive a portion of the management fee in options to purchase shares of the Company’s common stock as allowed for under the agreement. Based on Crestview’s election, the Company issued 32,432 options to Crestview Advisors, L.L.C. valued at $270. During the three and nine months ended September 30, 2013, the Company recognized $250 and $750, respectively, of expense associated with this agreement.

Other

During the three months ended September 30, 2013, Crestview exercised options to purchase 54,369 shares of the Company’s common stock at an average exercise price of $15.85 per share and an aggregate cost of $862. Subsequently, in September 2013, the Company repurchased those 54,369 shares and 670,631 other shares from Crestview at $26.25 per share and a total cost of $19,031.

10. Discontinued Operations:

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

The Company’s net income from discontinued operations during the three and nine months ended September 30, 2013 reflects the estimated change in value during the periods of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards. Based on the Company’s receipt of the applicable contingent sale proceeds during the fourth quarter of 2013, there are no comparable discontinued operation results in 2014.

The results related to our asset management operations reflected in the consolidated statement of operations for the three and nine months ended September 30, 2013, are presented in the following table.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$—	$—
Gain on sale of assets, net	3,800	7,229
Expenses	(20)	201

Income from discontinued operations before income taxes	3,820	7,028
Income tax provision	198	284

Income from discontinued operations, net of taxes	$3,622	$6,744

11. Segment Information:

The Company considers its capital markets and principal investing operations to be separate reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Principal investing includes investments in investment funds, merchant banking and other equity investments, and corporate debt investments.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments are included in the net revenue and pre-tax income (loss) of each segment. The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended
	September 30, 2014			September 30, 2013
	Capital Markets	Principal Investing	Total	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$29,289	$—	$29,289	$19,614	$—	$19,614
Institutional brokerage	11,946	—	11,946	13,194	—	13,194
Net investment income	—	3,075	3,075	—	650	650
Interest	4,857	4	4,861	148	186	334
Dividends and other	131	95	226	88	176	264

Total revenues	46,223	3,174	49,397	33,044	1,012	34,056
Interest expense	3,632	3,668	7,300	—	—	—

Revenues, net of interest	42,591	(494)	42,097	33,044	1,012	34,056

Operating Expenses:
Variable	13,627	(413)	13,214	6,633	(46)	6,587
Fixed	25,043	532	25,575	23,902	417	24,319

Total	38,670	119	38,789	30,535	371	30,906

Pre-tax income (loss)	$3,921	$(613)	$3,308	$2,509	$641	$3,150

Compensation and benefits:
Variable	$8,617	$(416)	$8,201	$4,717	$(48)	$4,669
Fixed	15,192	378	15,570	13,074	249	13,323

Total	$23,809	$(38)	$23,771	$17,791	$201	$17,992

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Capital Markets	Principal Investing	Total	Capital Markets	Principal Investing	Total
Revenues:
Investment banking	$101,712	$—	$101,712	$172,941	$—	$172,941
Institutional brokerage	41,680	—	41,680	40,021	—	40,021
Net investment income	—	16,000	16,000	—	3,957	3,957
Interest	5,293	122	5,415	917	573	1,490
Dividends and other	428	378	806	287	528	815

Total revenues	149,113	16,500	165,613	214,166	5,058	219,224
Interest expense	3,632	8,428	12,060	—	—	—

Revenues, net of interest	145,481	8,072	153,553	214,166	5,058	219,224

Operating Expenses:
Variable	54,311	945	55,256	93,412	713	94,125
Fixed	75,044	1,955	76,999	70,279	1,131	71,410

Total	129,355	2,900	132,255	163,691	1,844	165,535

Pre-tax income	$16,126	$5,172	$21,298	$50,475	$3,214	$53,689

Compensation and benefits:
Variable	$40,738	$936	$41,674	$82,504	$708	$83,212
Fixed	44,380	1,087	45,467	38,376	737	39,113

Total	$85,118	$2,023	$87,141	$120,880	$1,445	$122,325

The total assets of the Company’s capital markets segment increased to $830,096 as of September 30, 2014 from $349,082 as of June 30, 2014 and from $308,870 as of December 31, 2013. The increase in these total assets during the three and nine months ended September 30, 2014 was due primarily to the purchase of a securities lending business resulting in an increase in securities borrowed, an asset, of $578,399 which was offset by securities loaned, a liability, of $581,003 (see Note 3, “Securities Lending”).

The total assets of the Company’s principal investing segment increased to $426,310 as of September 30, 2014 from $397,039 as of June 30, 2014 and $101,702 as of December 31, 2013. The increase in these total assets was a result of investing activities during the three and nine months ended September 30, 2014, in particular, the Company completed one short-sale of $75,000 face value, 7.25% U.S. Treasury security during the three months ended June 30, 2014, and two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities during the three months ended March 31, 2014.

12. Recent Accounting Pronouncements:

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

13. Subsequent Events:

The Company has evaluated and determined that no events or transactions occurred after September 30, 2014 that would require recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “FBR”, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Business Environment

In the first nine months of 2014, U.S. equity markets were up slightly following very strong performance for the full year 2013. Equity capital markets activity was quite strong for the majority of this period as a result of a higher number of issuers seeking capital events and healthy levels of risk tolerance on the part of investors supported by low volatility. During the first nine months of 2014 there were 177 IPOs completed in the U.S., an increase of more than 26% compared to the first nine months of 2013. Total domestic equity issuance was $160.6 billion, compared to $163.4 billion in the first nine months of last year.

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

While capital markets conditions remain generally favorable, volatility has returned to the equity and high- yield markets as a combination of falling oil prices, a strengthening dollar and the conclusion of quantitative easing have caused investors to reevaluate their near-term expectation for growth and interest rates. Over the last 18 months, investors have been increasingly focused on higher risk assets due to strong market performance and in order to achieve targeted investment returns. This move toward risk continues to be underpinned by the accommodating stance of the Federal Reserve. While the Federal Reserve has ended its bond purchase programs, the market continues to benefit from historically low interest rates. Ultimately, increased volatility will for some period reduce capital markets activity even as trading volumes benefit from more rapid price changes of securities.

Executive Summary

For the third quarter of 2014 our revenues, net of interest expense, were $42.1 million, our pre-tax income was $3.3 million and our net income was $3.5 million. This compares to third quarter 2013 revenues of $34.1 million, pre-tax income from continuing operations of $3.2 million, and net income from continuing operations of $2.8 million. Our third quarter 2013 net income was $6.4 million and included $3.6 million of net income from discontinued operations. There were no comparable discontinued operations results in 2014.

The increase in our pre-tax income in the third quarter of 2014 compared to 2013 was due to the net effects of an increase in pre-tax income from capital markets, partially offset by a decrease in pre-tax income from principal investments. In capital markets, our investment banking revenues during the third quarter of 2014 increased to $29.3 million from $19.6 million in 2013 while our institutional brokerage revenues decreased to $11.9 million in the third quarter of 2014 from $13.2 million in 2013. In principal investments, our net revenues were $(0.5) million in the third quarter of 2014 compared to $1.0 million in the third quarter of 2013. Regarding expenses, our non-compensation fixed expenses were $10.0 million in the third quarter of 2014 compared to $11.0 million in 2013. Our compensation and benefits expense as a percentage of net revenues was 56% in the third quarter of 2014 compared to 53% in the third quarter of 2013.

For the nine months ended September 30, 2014, our revenues, net of interest expense, were $153.6 million, our pre-tax income was $21.3 million and our net income was $16.1 million compared to revenues of $219.2 million, pre-tax income from continuing operations of $53.7 million, and net income from continuing operations, reflecting a $23.9 million income tax benefit, of $77.6 million for the nine months ended September 30, 2013. In addition, for the nine months ended September 30, 2013, our income from discontinued operations, net of taxes, was $6.7 million. There were no comparable discontinued operations results in 2014.

The difference in our net income during the nine months ended September 30, 2014 compared to 2013 is primarily due to both the $23.9 million income tax benefit recognized in 2013 as well the net effects of a decrease in capital markets revenues partially offset by an increase in revenues from principal investments. The $23.9 million tax benefit recognized in 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 projected taxable income. The valuation allowance reversal was recognized based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

Regarding the decrease in capital markets revenues, our investment banking revenues during the first nine months of 2014 of $101.7 million compares to $172.9 million in 2013. The reduction in investment banking revenues in 2014 reflects the differences in the nature and size of the capital raising transactions completed in these periods. Our institutional brokerage revenues were $41.7 million in the first nine months of 2014 compared to $40.0 million in 2013. In principal investments, our net revenues were $8.1 million in the first nine months of 2014 compared to $5.1 million in the first nine months of 2013. Regarding expenses, our non-compensation fixed expenses were $31.5 million in the first nine months of 2014 compared to $32.3 million in 2013. Our compensation and benefits expense as a percentage of net revenues was 57% in the first nine months of 2014 compared to 56% in the first nine months of 2013.

The following is an analysis of our operating results by segment for the three and nine months ended September 30, 2014 and 2013.

Capital Markets

Our capital markets segment includes investment banking and institutional brokerage. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications sectors. By their nature, our capital markets business activities are highly competitive and are subject to market conditions, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period. The following tables provide a summary of our results within the capital markets segment (dollars in thousands).

	Three Months Ended September 30,
	2014	2013
Revenues:
Investment banking	$29,289	$19,614
Institutional brokerage	11,946	13,194
Interest	4,857	148
Dividends and other	131	88

Total revenues	46,223	33,044
Interest expense	3,632	—

Revenues, net of interest expense	42,591	33,044

Operating Expenses:
Variable	13,627	6,633
Fixed	25,043	23,902

Total(1)	38,670	30,535

Pre-tax income	$3,921	$2,509

(1)	For the three months ended September 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $5,558 and $5,959, respectively.

The pre-tax income from our capital markets segment increased to $3.9 million for the third quarter of 2014 from $2.5 million for the third quarter of 2013. The increase in our pre-tax income is primarily attributable to a $9.7 million increase in investment banking revenues in 2014 compared to 2013. The impact of the increased revenues was offset partially by a $7.0 million increase in variable expenses. Specifically, variable expenses, including $8.6 million of variable compensation, increased to $13.6 million in 2014 from $6.6 million in 2013 as a result of both the increase in revenues and higher investment banking transaction costs. Our total compensation and benefits costs as a percentage of net revenues in this segment was 55.9% in 2014 compared to 53.8% in 2013. Fixed expenses increased $1.1 million, or 4.8%, in 2014 as a result of an increase in our average headcount in the third quarter of 2014 compared to 2013.

Investment banking revenues increased $9.7 million to $29.3 million during the third quarter of 2014 from $19.6 million in the third quarter of 2013. Our third quarter 2014 investment banking revenues were generated from 13 client transactions representing $3.0 billion in transaction value and included 10 capital raising transactions and three advisory assignments. Included in those transactions and representing $24.3 million of our capital raising revenue were two sole-managed institutional private placements. In comparison, our third quarter 2013 investment banking revenues were generated from 14 client engagements across the industry groups that we cover and included 12 capital raising transactions and two advisory assignments.

On August 4, 2014, the Company completed the purchase of a securities lending business. Pursuant to the terms of the transaction agreement related to this acquisition, the Company made an initial cash payment of $1 million at closing and is obligated to make additional payments that are contingent on the performance of the business over the next 18 months. As of September 30, 2014, the Company has estimated these aggregate contingent payments to be $4.1 million.

As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The securities lending business is included with the Company’s institutional sales, trading and research operations in the Company’s capital markets segment. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. In the third quarter of 2014, we generated net revenue of $1.1 million from securities lending.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands).

	Three Months Ended September 30,
	2014	2013
Agency commissions	$6,918	$6,530
Principal transactions	4,214	5,984
Commissions for equity research	814	680

Total	$11,946	$13,194

Our institutional brokerage revenues decreased $1.3 million to $11.9 million for the third quarter of 2014 from $13.2 million for the third quarter of 2013. The decrease in revenue in 2014 reflects reduced revenues from our convertibles and credit desks due primarily to market conditions during the period, partially offset by an increase in revenue from equity trading (dollars in thousands).

	Nine Months Ended September 30,
	2014	2013
Revenues:
Investment banking	$101,712	$172,941
Institutional brokerage	41,680	40,021
Interest	5,293	917
Dividends and other	428	287

Total revenues	149,113	214,166
Interest expense	3,632	—

Revenues, net of interest expense	145,481	214,166

Operating Expenses:
Variable	54,311	93,412
Fixed	75,044	70,279

Total(1)	129,355	163,691

Pre-tax income	$16,126	$50,475

(1)	For the nine months ended September 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $17,097 and $18,818, respectively.

The pre-tax income from our capital markets segment decreased to $16.1 million for the nine months ended September 30, 2014 from $50.5 million for the nine months ended September 30, 2013. The decrease in our pre-tax results is primarily attributable to a $71.2 million decrease in investment banking revenues in 2014 compared to 2013. The impact of the decreased revenues was offset partially by a $39.1 million decrease in variable expenses. Specifically, variable expenses, including $40.7 million of variable compensation, decreased to $54.3 million in 2014 from $93.4 million in 2013 as a result of the decrease in revenues. Our total compensation as a percentage of net revenues in this segment was 58.5% in 2014 compared to 56.4% in 2013. Fixed expenses increased $4.8 million, or 6.8%, in 2014 as a result of an increase in fixed compensation due to an increase in our average headcount during the first nine months of 2014 compared to 2013.

Investment banking revenues decreased $71.2 million to $101.7 million during the first nine months of 2014 from $172.9 million during 2013. Our investment banking revenues in 2014 were generated from 44 client transactions representing $9.8 billion in transaction value. Included in those transactions and representing $83.2 million of our capital raising revenue were seven sole-managed institutional private placements. Our investment banking revenues in 2013 were generated from 48 client transactions with contributions from each of the Company’s industry groups. Included in those transactions and representing $120.7 million of our capital raising revenue were five sole-managed institutional private placements. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands).

	Nine Months Ended September 30,
	2014	2013
Agency commissions	$21,603	$21,466
Principal transactions	17,430	16,643
Commissions for equity research	2,647	1,912

Total	$41,680	$40,021

Our institutional brokerage revenues increased $1.7 million to $41.7 million for the nine months ended September 30, 2014 from $40.0 million for the nine months ended September 30, 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Principal Investing

As of September 30, 2014, our principal investing activity consists of investments in non-registered investment funds, marketable equity securities, non-public equity securities, corporate debt investments and short-sales of U.S. Treasury securities. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Revenues:
Net investment income	$3,075	$650
Interest	4	186
Dividends and other	95	176

Total revenues	3,174	1,012
Interest expense	3,668	—

Revenues, net of interest expense	(494)	1,012

Operating Expenses:
Variable	(413)	(46)
Fixed	532	417

Total(1)	119	371

Pre-tax (loss) income	$(613)	$641

(1)	For the three months ended September 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $108 and $115, respectively.

Our principal investing segment had a pre-tax loss of $(0.6) million in the third quarter of 2014 compared to pre-tax income of $0.6 million in 2013. The decrease in our pre-tax income was due to decreased revenues net of interest expense in 2014 compared to 2013 as a result of market depreciation in the third quarter of 2014. Net investment income for the third quarter of 2014 includes $3.4 million of unrealized gains from short-sales of U.S. Treasury securities, $0.2 million of net realized and unrealized losses from various investment positions, $0.1 million of net realized and unrealized losses from investment funds, and dividend and interest income of $0.1 million. These 2014 revenues were offset by $3.7 million of interest expense related to the short-sales of U.S. Treasury securities. Our 2013 net investment income includes $0.4 million of net unrealized gains from investment funds and $0.2 million of net realized and unrealized gains from trading securities held for investment purposes (dollars in thousands).

	Nine Months Ended September 30,
	2014	2013
Revenues:
Net investment income	$16,000	$3,957
Interest	122	573
Dividends and other	378	528

Total revenues	16,500	5,058
Interest expense	8,428	—

Revenues, net of interest expense	8,072	5.058

Operating Expenses:
Variable	945	713
Fixed	1,955	1,131

Total(1)	2,900	1,844

Pre-tax income	$5,172	$3,214

(1)	For the nine months ended September 30, 2014 and 2013, total operating expenses includes the allocation of corporate overhead costs of $331 and $364, respectively.

The pre-tax income from our principal investing segment increased to $5.2 million for the nine months ended September 30, 2014 from $3.2 million for the nine months ended September 30, 2013. The increase in our pre-tax income was due to increased net investment income in 2014 compared to 2013 as a result of year-to-date market appreciation in 2014. Net investment income for the nine months ended September 30, 2014 includes $7.4 million of unrealized gains from short-sales of U.S. Treasury securities, $3.7 million of net realized and unrealized gains from investment funds, $4.9 million of net realized and unrealized gains from trading securities held for investment purposes, and dividends and interest income of $0.5 million. These 2014 revenues were partially offset by $8.4 million of interest expense related to the short-sales of U.S. Treasury securities. Our 2013 net investment income includes $2.6 million of net unrealized gains from investment funds, $1.9 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security.

Investments

The total value of our principal investments was $120.4 million as of September 30, 2014. Of this total, $104.8 million was held in non-registered investment funds that primarily invest in fixed income securities, $8.6 million was held in marketable and non-public equity securities and warrants, at fair value, and $7.0 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of September 30, 2014 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$104,804
Marketable and non-public equity securities and warrants, at fair value	8,550

Total	$113,354
Investments, at cost:
Non-public equity securities	7,000

Total investments	$120,354

In addition to these assets, during the first nine months of 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S. Treasury security. These positions are included in securities sold but not yet purchased on the Company’s balance sheet as of September 30, 2014. These three securities mature in November 2015, February 2016 and May 2016, respectively. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s balance sheet at September 30, 2014. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

As of September 30, 2014, the $104.8 million of investment funds reflected investments in 20 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. The Company classifies these investments within Level 3 of the fair value hierarchy as the underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

The results related to our asset management operations reflected in the consolidated statement of operations for the three and nine months ended September 30, 2013, are presented in the following table (dollars in thousands).

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$—	$—
Gain on sale of assets, net	3,800	7,230
Expenses	(20)	202

Income from discontinued operations before income taxes	3,820	7,028
Income tax provision	198	284

Income from discontinued operations, net of taxes	$3,622	$6,744

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

We generated net income of $3.5 million in the third quarter of 2014 compared to $6.4 million in the third quarter of 2013. This decrease in net income was primarily the result a $3.6 million decrease in net income from discontinued operations in the third quarter of 2014 compared to 2013, offset partially by an increase of $0.7 million in net income from continuing operations.

Pre-tax income in our capital markets segment increased to $3.9 million during the third quarter of 2014 from $2.5 million during the third quarter of 2013. This increase in pre-tax income is due to the increase in investment banking revenues discussed above. We incurred a pre-tax loss in our principal investing segment of $(0.6) million during the third quarter of 2014 compared to pre-tax income of $0.6 million during 2013. Our net income for the third quarter 2013 also includes $3.6 million from discontinued operations while there were no comparable discontinued operations results in 2014.

Revenues, net of Interest Expense

Our revenues, net of interest expense, increased 23.5% to $42.1 million during the third quarter of 2014 from $34.1 million during the third quarter of 2013 due to the changes in revenues and interest expense discussed below.

Capital raising revenues increased 69.4% to $27.1 million in the third quarter of 2014 from $16.0 million in the third quarter of 2013. In the third quarter of 2014, we completed 10 client transactions, including two sole-managed private placements that generated $24.3 million of revenue in the period. In the third quarter of 2013, although we did not execute a large sole-managed private placement during the period, we completed 12 client engagements across all of the industry groups that we cover.

Advisory revenues decreased 38.9% to $2.2 million in the third quarter of 2014 from $3.6 million in the third quarter of 2013. We completed three advisory assignments in the third quarter of 2014 compared to two completed assignments in the third quarter of 2013. The difference in revenues reflects differences in the nature and size of the transactions completed in the respective periods.

Institutional brokerage revenues decreased 9.8% to $11.9 million in the third quarter of 2014 from $13.2 million in the third quarter of 2013. The decrease in revenue in 2014 reflects reduced revenues from our convertibles and credit desks due primarily to market conditions during the period, partially offset by an increase in revenue from equity trading.

Net investment income increased $2.4 million to $3.1 million in the third quarter of 2014 compared to $0.7 million in the third quarter of 2013. Net investment income for the third quarter of 2014 includes $3.4 million of unrealized gains from short-sales of U.S. Treasury securities, $0.2 million of net realized and unrealized losses from various investment positions, and $0.1 million of net realized and unrealized losses from investment funds. These 2014 revenues were offset by $3.7 million of interest expense related to short-sales of U.S. Treasury securities. Our 2013 net investment income includes $0.4 million of net unrealized gains from investment funds and $0.3 million of net realized and unrealized gains from trading securities held for investment purposes.

Interest income increased $4.6 million to $4.9 million in the third quarter of 2014 from $0.3 million in the third quarter of 2013. The increase in interest revenue is due to our purchase of a securities lending business in August 2014. Subsequent to this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another.

Dividends and other revenues of $0.2 million in the third quarter of 2014 were relatively unchanged compared to the prior year, decreasing slightly from $0.3 million in the third quarter of 2013. These revenues primarily include dividends generated from our investing activities.

During the third quarter of 2014, we incurred total interest expense of $7.3 million, including $3.7 million of interest expense related to two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S. Treasury security, and $3.6 million related to securities lending. The Company did not incur any interest expense during the third quarter of 2013.

Non-Interest Expenses

Total non-interest expenses increased 25.6% to $38.8 million in the third quarter of 2014 from $30.9 million in the third quarter of 2013. The increase was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses increased 32.2% to $23.8 million in the third quarter of 2014 from $18.0 million in the third quarter of 2013 as a result of a $3.5 million increase in variable compensation. The increase in variable compensation is due to the increase in investment banking revenue in 2014 compared to the prior year. Fixed compensation also increased $2.2 million in 2014 compared to 2013 as a result of a higher average headcount in the third quarter of 2014 compared to the third quarter of 2013. Our compensation and benefits expense as a percentage of net revenues was 56% in the third quarter of 2014 compared to 53% in the third quarter of 2013.

Professional services expenses increased 54.2% to $3.7 million in the third quarter of 2014 from $2.4 million in the third quarter of 2013. This increase is primarily due to an increase in costs associated with investment banking transactions.

Business development expenses increased 40.0% to $2.8 million in the third quarter of 2014 from $2.0 million in the third quarter of 2013. This increase is primarily due to an increase in travel costs related to business promotion and investment banking transactions.

Clearing and brokerage fees increased 33.3% to $1.2 million in the third quarter of 2014 from $0.9 million in the third quarter of 2013. While our third quarter 2014 clearing and brokerage fees are largely consistent with prior 2014 quarters, the increase in these costs compared to the third quarter of 2013 is due primarily to higher volume of trading activity in equity-linked products during the third quarter of 2014, as well as additional fees related to securities lending activities in 2014.

Occupancy and equipment expenses increased 10.7% to $3.1 million in the third quarter of 2014 from $2.8 million in the third quarter of 2013. The increase in occupancy and equipment costs is primarily the result of increased facilities maintenance costs incurred, offset partially by decreases in software related expenses.

Communications expenses increased to $2.9 million in the third quarter of 2014 from $2.6 million in the third quarter of 2013. The increase in these expenses is primarily due an increase in our average headcount in the third quarter of 2014 compared to the third quarter of 2013.

Other operating expenses decreased 31.8% to $1.5 million in the third quarter of 2014 from $2.2 million in the third quarter of 2013. The decrease in these expenses is primarily due to costs incurred for legal and regulatory matters in the third quarter of 2013 for which we did not incur comparable costs in the third quarter of 2014.

We recognized a tax benefit of $0.2 million in the third quarter of 2014 compared to a tax provision of $0.4 million in the third quarter of 2013. Our effective tax rate for the third quarter of 2014 was (5.8)%. This tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to valuation allowance that are projected to be utilized during the year. The Company’s effective tax rate for the third quarter of 2013 was 11.5%. This tax rate differed from statutory tax rates primarily due to the net operating loss and capital loss carryforwards expected to be utilized in the period and the effects of the valuation allowance reversal recognized in 2013.

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

At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were partially offset by a valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of September 30, 2014, the Company determined that a valuation allowance related to its capital loss carryforwards and net unrealized losses on investments continued to be appropriate. As of September 30, 2014, these deferred tax assets and related valuation allowance totaled approximately $14.1 million. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

The Company believes there is potential for volatility in its 2014 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year as well as any capital gains generated that result in the use of capital loss carryforwards currently subject to a valuation allowance.

Discontinued Operations

Income from discontinued operations, net of taxes was $3.6 million during third quarter of 2013. For the three months ended September 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. Based on the Company’s receipt of the contingent sale proceeds receivable during the fourth quarter of 2013, there were no comparable discontinued operations results in 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

We recognized net income of $16.1 million in the first nine months of 2014 compared to a net income of $84.3 million in the first nine months of 2013. This decrease in net income was primarily the result of a tax benefit of $23.9 million recognized in 2013 compared to a $5.2 million tax provision in 2014, a $6.7 million decrease in net income from discontinued operations, and a $71.2 million decrease in investment banking revenue in 2014 compared to 2013. The tax benefit recognized in the first nine months of 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets.

The pre-tax income in our capital markets segment decreased to $16.1 million during the first nine months of 2014 from $50.5 million during the first nine months of 2013. This decrease in pre-tax income is due primarily to the decrease in investment banking revenue discussed above. Offsetting this decrease was a $2.0 million increase in pre-tax income from our principal investing segment to $5.2 million in 2014 from $3.2 million in 2013. This increase in pre-tax income from our principal investing segment is due to an increase in net investment income in 2014 compared to 2013 as a result of market appreciation in 2014. Our 2013 net income also includes $6.7 million of net income from discontinued operations while there were no comparable discontinued operations results in 2014.

Revenues, net of Interest Expense

Our revenues, net of interest expense decreased 29.9% to $153.6 million during the first nine months of 2014 from $219.2 million during the first nine months of 2013 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 41.9% to $95.8 million in the first nine months of 2014 from $164.8 million in the first nine months of 2013. In the first nine months of 2014, we completed 34 client engagements with contributions from each of the Company’s industry groups, including seven sole-managed private placements that generated $83.2 million of our capital raising revenue in the period. In the first nine months of 2013, we completed 38 client engagements with contributions from each of the Company’s industry groups, including five sole-managed private placements that generated $120.7 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013.

Advisory revenues decreased 27.2% to $5.9 million in the first nine months of 2014 from $8.1 million in the first nine months of 2013. We completed ten assignments in the first nine months of both 2014 and 2013. The difference in revenues reflects differences in the nature and size of the transactions completed in the respective periods.

Institutional brokerage revenues increased 4.3% to $41.7 million in the first nine months of 2014 from $40.0 million in the first nine months of 2013. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Net investment income increased 300.0% to $16.0 million in the first nine months of 2014 from $4.0 million in the first nine months of 2013. Net investment income for the nine months ended September 30, 2014 includes $7.4 million of unrealized gains from short-sales of U.S. Treasury securities, $3.7 million of net realized and unrealized gains from investment funds, and $4.9 million of net realized and unrealized gains from trading securities held for investment purposes. Our 2013 net investment income includes $2.6 million of net unrealized gains from investment funds, $1.9 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security.

Interest income increased $3.9 million to $5.4 million in the first nine months of 2014 from $1.5 million in the first nine months of 2013. The increase in interest revenue is due to our purchase of a securities lending business in August 2014. Subsequent to this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another.

Dividends and other revenues of $0.8 million were unchanged in the first nine months of 2014 compared to the first nine months of 2013. These revenues primarily include dividends generated from our investing activities.

During the first nine months of 2014, we incurred total interest expense of $12.1 million, including $8.5 million of interest expense related to two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S. Treasury security, and $3.6 million related to securities lending. The Company did not incur any interest expense during the first nine months of 2013.

Non-Interest Expenses

Total non-interest expenses decreased 20.1% to $132.3 million in the first nine months of 2014 from $165.5 million in the first nine months of 2013. This decrease was caused by the changes in non-interest expenses described below.

Compensation and benefits expenses decreased 28.8% to $87.1 million in the first nine months of 2014 from $122.3 million in the first nine months of 2013 as a result of a $41.5 million decrease in variable compensation. The decrease in variable compensation during 2014 was due to the significant decrease in investment banking revenue. The Company’s compensation and benefits expenses were 57% of net revenues during the first nine months of 2014 compared to 56% in the first nine months of 2013.

Professional services expenses increased 19.6% to $11.0 million in the first nine months of 2014 from $9.2 million in the first nine months of 2013 primarily due to increased costs related to investment banking transactions. Despite the decrease in investment banking revenue, our transaction related costs increased in 2014 compared to 2013 due to differences in the nature of the transactions in the two periods.

Business development expenses increased 22.4% to $8.2 million in the first nine months of 2014 from $6.7 million in the first nine months of 2013. This increase is the result of increased travel and business promotion costs related to business development activities and investment banking transactions. Despite the decrease in investment banking revenue, our travel related costs increased in 2014 compared to 2013 due to differences in the nature of the transactions in the two periods.

Clearing and brokerage fees decreased 10.3% to $3.5 million in the first nine months of 2014 from $3.9 million in the first nine months of 2013. The decrease is due to the impact of cost reduction initiatives directed at reducing our brokerage execution costs.

Occupancy and equipment expenses remained flat at $9.2 million in the first nine months of both 2014 compared to the first nine months of 2013.

Communications expenses increased 3.6% to $8.6 million in the first nine months of 2014 from $8.3 million in the first nine months of 2013. The increase was primarily due to increased costs related to market data and customer trading services.

Other operating expenses decreased 23.7% to $4.5 million in the first nine months of 2014 from $5.9 million in the first nine months of 2013. The decrease in these expenses is primarily due to costs incurred for an arbitration settlement in 2013 as well as costs incurred for other legal and regulatory matters in 2013 for which we did not incur comparable costs in 2014.

We recognized a tax provision of $5.2 million in the first nine months of 2014 compared to a tax benefit of $23.9 million in the first nine months of 2013. As described below, our 2013 tax benefit reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 projected taxable income. The Company’s quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rate for the first nine months of 2014 was 24.5%. This tax rate differed from statutory tax rates primarily due to capital loss carryforwards subject to valuation allowance that are projected to be utilized during the year. The Company’s effective tax rate for the first nine months of 2013 was (44.5)%. This tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal.

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

At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were partially offset by valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of September 30, 2014, the Company determined that a valuation allowance related to its capital loss carryforwards and net unrealized losses on investments continued to be appropriate. As of September 30, 2014, these deferred tax assets and related valuation allowance totaled approximately $14.1 million. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

The Company believes there is potential for volatility in its 2014 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings for the year as well as any capital gains generated that result in the use of capital loss carryforwards currently subject to a valuation allowance.

Discontinued Operations

Income from discontinued operations, net of taxes, was $6.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the Company’s net income from discontinued operations was the result of the change in the estimated value of the Company’s receivable from the sale of the FBR Funds. Based on the Company’s receipt of the contingent sale proceeds receivable during the fourth quarter of 2013, there were no comparable discontinued operations results in 2014.

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

Cash Flows

As of September 30, 2014, our cash and cash equivalents totaled $122.6 million representing a net decrease of $85.4 million for the first nine months of 2014. The decrease is attributable to cash used in financing activities of $49.4 million, cash used in investing activities of $32.5 million, and cash used in operating activities of $3.5 million. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $3.5 million during the nine months of 2014, compares to $95.8 million of cash provided by operating activities during the first nine months of 2013. The difference in operating cash activities in 2014 compared to 2013 is primarily due to the differences in net income and the changes in accrued compensation during these periods. The cash used in operating activities during the first nine months of 2014 resulted primarily from increases in trading securities, receivables from brokers, dealers and clearing organizations and decreases in payables during the period. The cash provided by operating activities during the first nine months of 2013 reflects our cash operating income during the period and the impact of a $46.0 million increase related to accrued compensation.

Net cash used in investing activities of $32.5 million during the first nine months of 2014 compares to $40.6 million used in investing activities during the first nine months of 2013. The $32.5 million used in the first nine months of 2014 reflects principal investments purchased during the period, including $47.5 million of investment funds and $22.7 million of trading securities, as well as $7.3 million related to short-sales of U.S. Treasury securities. These items were offset by $52.8 million of proceeds from securities sold during the first nine months of 2014. The $40.6 million used in the first nine months of 2013 reflects principal investments purchased during the period, including $31.5 million of investment funds and $24.3 million of trading securities, offset by proceeds from securities sold during the period.

Net cash used in financing activities of $49.4 million during the first nine months of 2014 compares to $28.3 million used during the first nine months of 2013. The 2014 activity primarily reflects the repurchase of 1.9 million shares of our common stock for $51.1 million. The 2013 activity primarily represents the repurchase of 1.5 million shares of our common stock for $32.7 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $122.6 million at September 30, 2014) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of September 30, 2014, our principal assets consisted of cash and cash equivalents, securities borrowed, due from brokers, dealers and clearing organizations, and financial instruments at fair value. As of September 30, 2014 and December 31, 2013, our liquid assets consisted primarily of cash and cash equivalents of $122.6 million and $208.0 million, respectively.

The increase in our total assets to $1.3 billion as of September 30, 2014 compared to $410.6 million as of December 31, 2013, was primarily the result of the purchase of a securities lending business in the third quarter of 2014 and the related $578.4 million securities borrowed balance as of September 30, 2014. In addition, the increase reflects a $315.1 million increase in due from brokers, dealers and clearing organizations, and a $32.1 million increase in financial instruments, at fair value. These increases were partially offset by the $85.4 million decrease in cash noted above, and a $5.6 million decrease in deferred tax assets, net of valuation allowance and other assets.

Regarding securities lending, the Company’s completed the acquisition of a securities lending business in the third quarter of 2014 and as a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate.

Regarding our due from brokers, dealers and clearing organizations balance, during the first nine months of 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities in the first quarter 2014 and one short-sale of a $75 million face value, 7.25% U.S. Treasury security in the second quarter of 2014. Proceeds from these short-sales, as well as related margin requirements, totaling $308.5 million, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. There were no outstanding unsettled trade receivables or payables related to these instruments as of September 30, 2014 compared to $4.9 million receivable and $4.7 million payable as of December 31, 2013. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks. See our discussion related to these risks included in the Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2014, our $120.4 million of investments primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.

The increase in our total liabilities to $986.4 million as of September 30, 2014 compared to $119.8 million as of December 31, 2013 was primarily the result of our acquisition of a securities lending business in the third quarter of 2014 discussed above and the related securities loaned balance of $581.0 million as of September 30, 2014, as well as a $293.0 million increase in securities sold but not yet purchased. The increase in securities sold but not yet purchased reflects the two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of $75 million face value, 7.25% U.S. Treasury security. These three securities mature in November 2015, February 2016 and May 2016, respectively. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2014, FBRCM had total regulatory net capital of $63.1 million, which exceeded its required net capital of $4.7 million by $58.4 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

In August 2014, the Company completed a tender offer to repurchase shares of its common stock. Pursuant to the modified “Dutch auction” tender offer, the Company repurchased 1.2 million shares of its common stock at a weighted average share price of $28.06 per share for a total cost, including transaction costs, of $33.7 million. There were no other share repurchases during the three months ended September 30, 2014.

In addition to the shares repurchased pursuant to the tender offer that was completed in August 2014, during the nine months ended September 30, 2014, the Company repurchased 662,012 shares of its common stock in open market or privately negotiated transactions at weighted average share prices of $26.18 per share for a total cost, including transaction costs, of $17.3 million. As of September 30, 2014, the Company had remaining authority to repurchase 954 thousand additional shares.

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

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, institutional brokerage, and principal investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the transactional and reputational risks associated with our investment banking and principal investing activities by review and approval of transactions by our management-level commitment committee and investment committee, respectively, prior to accepting an engagement or pursuing a material investment transaction. Our management risk committee oversees our institutional brokerage and investment risk management practices, including identifying risk that could expose us to loss, approving risk limits and policies to control for those risks. As a management oversight and monitoring tool, our management risk committee has set more extensive and lower risk limits applicable to our trading activities than the board-level limits discussed above. These management risk limits cannot be exceeded without obtaining exception approval by senior management

Our risk management function is designed to monitor and understand the risk profile of each of our trading area and of our principal investing activities, to consolidate risk and liquidity monitoring company-wide, to assist in implementing effective hedging strategies, and to ensure accurate fair values of our financial instruments. In addition, the risk management function is responsible for bringing elevated-risk situations to the attention of senior management, such as the initiation of a large trading position, the granting of exceptions to position or market access limits, or significant changes in the level of our value at risk exposure.

Market Risk

Market risk is the risk that a change in the level of one or more market prices, rates, indices, or other market factors, such as market liquidity, will result in losses for a position or portfolio. Our activities as an underwriter, market maker and principal investor, as well as our activities in securities lending and as a financial intermediary in customer trading transactions, expose us to market risk.

Market risk in our securities lending business arises when the market value of securities borrowed declines relative to the cash we post as collateral with the lender; and when the market value of securities we have loaned increases relative to the cash we have received as collateral from the borrower. Market value fluctuations in our securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from out trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. The table below presents the Company’s 95%/one-day VaR for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

95%/ One-Day VaR
For the Nine Months Ended
September 30, 2014				September 30, 2013
Period End	Average	High	Low	Period End	Average	High	Low
$ 166	$234	$371	$157	$ 160	$217	$351	$124

The Company’s VaR of $166 thousand at September 30, 2014 is .06% of our shareholder equity as of that date and the change in period end VaR from year to year shows an increase of $6 thousand. The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution. In most instances, these positions are held only for a short period and sold at or above our costs. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the caption “Equity Price Risk” below.

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

The following table provides the actual daily trading revenue fluctuations during the nine months ended September 30, 2014. Over this nine-month period, the lowest 5th percentile of all trading days is represented by the first, second and third columns from the left in the table below, which reflect the nine lowest days of daily trading revenue. Although not specifically shown in the table, during this nine-day period, the average daily trading revenues were net gains of $64 thousand and the lowest one-day revenue was a net gain of $34 thousand, which are $102 thousand less, and $132 thousand less, respectively, than the daily trading loss implied by the average one-day VaR for the nine months ended September 30, 2014.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2014. The fair value of the $63.5 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $69.9 million and $57.2 million, respectively, and the fair value of the $8.6 million of other equity investments would increase or decrease to $9.5 million and $7.7 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and the clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing broker, we believe there is no maximum amount assignable to this right. At September 30, 2014 and December 31, 2013, we have recorded no liabilities with regard to this right. During the nine months ended September 30, 2014 and 2013, amounts paid to the clearing broker related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business.

We attempt to limit our credit spread risk by offsetting long or short positions in various related securities, but may also hedge credit risk exposure through the use of credit derivatives. There were no such credit derivatives outstanding as of September 30, 2014.

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

Credit risk from our securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrow transaction and the cash or securities we are holding is insufficient to cover the amount they owe us for that receivable. We assign credit limits and collateral posting thresholds for each counterparty and these limits and thresholds are reviewed periodically.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2014, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2014, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2014, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Item 1A. Risk Factors

As of September 30, 2014, except as disclosed in our March 31, 2014 Form 10-Q, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the third quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31, 2014	—	$—	—		953,654
August 1 to August 31, 2014	—	—	—		953,654
September 1 to September 30, 2014	1,201,897	28.00	1,201,897	(1)	953,654

Total/Average	1,201,897	$28.00	1,201,897		953,654

(1)	On July 21, 2014, the Company announced a tender offer that resulted in the repurchase of 1,201,897 shares of common stock, which amount constituted all of the shares approved for purchase under the tender offer. The tender offer expired on August 20, 2014.
(2)	On October 22, 2013, the Board of Directors of the Company approved a 2,500,000 share increase to the number of shares of common stock that the Company is authorized to repurchase. This directive increased the total number of shares authorized to repurchase to 2,500,984 shares of which 953,654 shares remained authorized for repurchase as of September 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: November 7, 2014	By:	/s/ BRADLEY J. WRIGHT
Bradley J. Wright
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2014	By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)