Form 10-K
period 2014-12-31
FBR & Co.
filed 2015-03-16
CIK 1371446

T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33518

FBR & Co.

(Exact name of registrant as specified in its charter)

Virginia	20-5164223
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North Seventeenth Street, Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

(703) 312-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.001	The NASDAQ Stock Market LLC (The NASDAQ Global Select MarketSM)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2014 was approximately $260.5 million based on the closing price of the registrant’s common stock on such date as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On March 5, 2015, there were 8,365,638 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR & Co. 2015 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2015)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance, developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities and our current equity capital levels. Forward-looking statements involve risks and uncertainties. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.  You should not rely upon forward-looking statements as predictions of future events. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks identified under the section captioned “Risk Factors” in this Form 10-K;
•	general volatility of the capital markets and the possibility that an active public trading market for our common stock cannot be sustained;
•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;
•	substantial fluctuations in our financial results;
•	our ability to retain our senior professionals;
•	pricing and other competitive pressures;
•	changes in laws and regulations and industry practices that adversely affect our business;
•	incurrence of losses in the future;
•	the singular nature of our capital markets and strategic advisory engagements;
•	competition among financial services firms for business and personnel;
•	larger and more frequent capital commitments in our trading and underwriting businesses;
•	limitations on our access to capital;
•	malfunctioning or failure in our operations and infrastructure;
•	our entry into new business areas, including entry through strategic investments, acquisitions and joint ventures;
•	failure to maintain effective internal controls;
•	declines in the market value and/or net asset value of our principal investments;
•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•	the overall environment for interest rates;
•	changes in our business strategy; and
•	availability, terms and deployment of capital.

Forward-looking statements speak only as of the date they are made, and we undertake no duty to update any of these forward-looking statements after the date of this Form 10-K to conform prior statements to actual results or revised expectations unless otherwise required by law. New risks emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all factors or the effect which any factor, or combination of factors, may have on our business.  Actual results may differ materially from those contained in any forward-looking statement. This Form 10-K, including the consolidated financial statements and notes thereto and the documents incorporated by reference herein, should be read for a complete understanding of our business, an investment in our company and the risks and other uncertainties associated with our business or an investment in our company.

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

1300 North Seventeenth Street

Arlington, Virginia 22209

(703) 312-9500

Attention: Corporate Secretary

PART I

ITEM 1.	BUSINESS

Overview

FBR & Co. is a full-service investment banking and institutional brokerage firm with a deep expertise and focus on the equity capital markets. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiary, FBR Capital Markets & Co. (“FBRCM”), an SEC-registered broker-dealer, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;
•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;
•	institutional sales and trading services focused on equities, equity-linked securities, listed options, high-yield bonds, senior debt and bank loans, as well as securities lending activities; and
•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications (“TMT”). Approximately 71% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus. We also make principal investments, including merchant banking investments, with our own capital.

In June 2007 we became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBRC). We are a Virginia corporation headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, New York and San Francisco. The address of our principal executive offices is 1300 North Seventeenth Street, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Business Segments

Our business is comprised of two separate segments: capital markets, which includes investment banking, institutional brokerage and research; and principal investing.

Financial information concerning our company for the fiscal years ended December 31, 2014, 2013, and 2012, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 15 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking, institutional brokerage and research professionals through FBRCM. These professionals provide investment banking services, including capital raising and financial advisory services for our corporate issuer clients, and institutional brokerage services including sales, trading, research, and securities lending services to our institutional investor clients. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our investment banking clients and to provide them with capital raising and financial advisory services. We currently provide capital raising services through industry specific investment banking teams that focus on the diversified industrials, energy and natural resources, TMT, financial institutions, healthcare, insurance and real estate industries. These teams work closely with our equity, equity-linked and debt capital markets personnel in originating and executing capital markets transactions. In addition to our industry specific teams, our financial sponsors investment banking group delivers investment banking products and solutions to the private equity community and their portfolio companies, and our financial advisory investment banking group delivers a broad range of financial advisory services to our investment banking clients.

As an investment bank with an ability to raise equity in both the private and public capital markets, we are frequently involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our investment banking clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

Capital Raising. We have developed a strong market presence as a leading underwriter of equity securities in the United States. We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all supported by extensive due diligence. We offer a wide range of financial products and services designed to serve the needs of our investment banking clients, including private, initial public, follow-on, and secondary offerings of common equity, convertible debt offerings, preferred stock offerings, high-yield debt offerings and bank-loan syndications.

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

Institutional Brokerage and Research

Through our institutional brokerage professionals, we provide research, securities lending, and institutional sales and trading services to institutional investors such as mutual funds, insurance companies, hedge funds, banks and broker-dealers, family offices, money managers and pension and profit-sharing plans. Our ability to work across multiple securities classes with clients enhances our overall brokerage relationships with our clients. We currently operate desks that cover the trading of equity securities, convertible securities, high-yield debt securities, and loan products, and the borrowing and lending of equity and fixed income securities.

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

Our sales professionals work closely with our research analysts and our trading desks to provide the most up-to-date information to our institutional clients. Our sales, trading, and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. We make markets in U.S. exchange-listed and other securities, we trade listed and unlisted securities and loan products, and we service the trading desks of major institutions in the United States, Europe and elsewhere.

Our securities lending professionals maintain relationships with a broad group of banks and broker dealers to facilitate the sourcing, borrowing and lending of equity and fixed income securities in a “matched book” securities lending business. We monitor the market value of the securities borrowed and loaned on a daily basis.

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

Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify attractive investment opportunities in the capital markets; and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they research.

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

Principal Investing

Our principal investing activity consists primarily of investments in non-registered investment funds that are managed by third parties, merchant banking and other equity investments, and corporate debt investments. Our merchant banking investments include investments in selected private transactions that our investment banking group underwrites. This strategy involves investing our capital alongside the capital of our institutional clients.

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

Compliance, Legal, and Risk Management

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and for our procedures with regard to our exposure to market, credit, operations, liquidity, regulatory, legal and reputational risk. In addition, compliance personnel test for compliance by our personnel with our policies and procedures. Our legal personnel also provide legal services throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Financial Information about Geographic Areas

We operate predominately in the United States. We also provide investment banking, research, and sales and trading services to selected companies in international jurisdictions. Our revenues and long lived assets attributable to foreign operations have been immaterial for the last three fiscal years.

Competition

As a full-service investment banking and institutional brokerage firm, all aspects of our business are intensely competitive. Our competitors include large, fully integrated bank holding companies, as well as other traditional and online brokerage firms, investment banking firms, merchant banks and financial advisory firms. We compete with some firms nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. In particular, the ability to provide bank loan financing has become an important advantage for some of our largest competitors. We believe that the principal factors that allow us to compete effectively include the strength and extent of our client relationships, our reputation and track record, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

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

•

Regulatory risk. Regulatory risk is the risk of loss, including fines, penalties or restrictions in our activities, from failing to comply with federal, state or local laws, rules and regulations, including the rules and regulations of self-regulatory bodies, pertaining to financial services activities.

•

Legal risk. Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof.

•

Reputational risk. Reputational risk is the risk that negative publicity regarding our practices, whether true or not, will cause a decline in the customer base, reduce our revenues, or result in costly litigation.

We monitor business risks, including market, credit, operations, liquidity, regulatory, legal, and reputational risk, through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and manage risk associated with our investment banking, institutional brokerage and principal investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements. We seek to manage the risks associated with our investment banking and principal investing activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction. We maintain an independent risk management function and our director of risk management employs a variety of systems and calculations to monitor daily changes in the risks associated with trading in our institutional brokerage business and principal investing activities. For additional detail regarding our control procedures designed to identify and evaluate our market and business risk, see “Quantitative and Qualitative Disclosures about Market Risk” below. Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Insurance

We maintain insurance in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of December 31, 2014, we had 300 employees in comparison to 302 employees as of December 31, 2013. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

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

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. Acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the New York Stock Exchange (the “NYSE”) and the NASD (now FINRA) have adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the U.S. reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest.

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

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the U.S. or elsewhere, may directly affect how we operate and our financial results and condition.

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

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed on us for infractions of various regulations relating to our activities.

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

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, particularly the equity capital markets, and economic conditions generally. Conditions in the financial markets in the second half of 2014 were marked by a precipitous decline in energy prices, increased market volatility and a challenging environment for small-cap equity capital raising. Lower levels of liquidity continue to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

Our financial results may fluctuate substantially from quarter-to-quarter and year-to-year.

We have experienced, and expect to experience in the future, significant quarterly variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s securities offering may be delayed or terminated because of adverse market conditions, failure to obtain necessary regulatory approvals or unexpected financial or other problems in the client’s business. If the parties fail to complete an offering in which we are participating as an underwriter or placement agent, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on early-stage companies in certain sectors, as the market for securities of these companies may experience significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities, and the fact most of our investment banking revenue is generated from a relatively small number of significant transactions. Many companies initiating the process of an initial public offering or private institutional equity raise are simultaneously exploring M&A exit opportunities. Our investment banking revenues would be adversely affected in the event that an equity offering for which we are acting as an underwriter is preempted by the company’s sale. As a result of the foregoing, we are unlikely to achieve steady and predictable earnings on a quarterly basis.

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

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or M&A transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must continuously seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would be materially and adversely affected.

We depend on relatively few industries to generate a significant percentage of our revenue, which may limit our revenues and net income and may adversely affect our operating results.

We are dependent on revenues related to securities issued by companies in specific industry sectors. The real estate, diversified industrials, energy and natural resources, insurance, and financial institutions sectors account for the majority of our investment banking, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

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

In addition, we may incur significant expenses in connection with any expansion of our capital markets businesses or in connection with strategic acquisitions and investments. Accordingly, we would need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we may incur losses in future periods.

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

The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward increased focus by many larger investment banking companies on institutional equity offerings pursuant to Rule 144A, multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

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

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in competitive and pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market. If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

Larger and more frequent capital commitments in our trading and underwriting business increase the potential for us to incur significant losses.

We commit our capital to maintain trading positions in the equity, convertible securities and debt markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may adversely affect our results of operations in a given period. Although, as discussed below, we take measures to manage market risk, we may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. Additionally, to the extent that we purchase “when issued” securities (i.e., securities that are trading but have not been issued by the issuer) from our trading clients between the pricing date and closing date of an issuer’s securities offering, we may be unable to sell those securities if an adverse event occurs between the pricing and closing date that changes the terms of such offering or securities.

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

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. Finally, additional repurchases by us of our shares of common stock will further reduce cash available for operations and future growth.

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

Furthermore, FBRCM is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to FBR & Co. As a holding company, we are dependent on dividends, distributions and other payments from our subsidiaries to fund our obligations, including any debt obligations we may incur. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including any debt obligations we may incur.

We are highly dependent on communications, information and other systems and third parties, and any systems failures, malicious attack or unauthorized access could significantly disrupt our business.

Our business is highly dependent on communications, information and other systems, including systems provided by our clearing brokers, and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock. Our principal clearing broker, J.P. Morgan Clearing Corp., has announced that it is exiting its third party broker-dealer clearing business, and we are actively examining options and strategies regarding alternative clearing arrangements.  At this time we believe that we will be able to find alternative clearing arrangements that are satisfactory, but there can be no assurance that such arrangements will be available on terms that are not materially less favorable to us, or at all. Any failure to do so could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

In addition, our clearing brokers provide elements of our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failure or interruption, including one caused by a hurricane, earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, terrorist attack, pandemic or other emergency situation, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The occurrence of any failures or interruptions could significantly harm our business.

Secure processing, storage and transmission of confidential and other information in our internal and third-party computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, despite our security measures, our computer systems, software and networks may be vulnerable to unauthorized access, attack by hackers, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

External group hires, strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

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

Our principal investments expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. The companies and investment funds in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategy may not perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our principal investment activities in the future.

Our principal investments are concentrated in relatively few companies and industries and a consequence of this investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. As a result, if a significant investment fails to perform as we anticipated our business, financial condition and results of operations could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies and industries.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise or investment fund, we cannot assure you that the market value of the investment will not decline, perhaps materially, as a result of general market conditions or changes in law. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies or investment funds of the type in which we invest could result in a decline in the value of our investments. Additionally, the companies or investment funds in which we invest may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies.  Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our investment.

Our due diligence may not reveal all of a portfolio company’s or investment fund’s liabilities and may not reveal other weaknesses in a portfolio company’s or investment fund’s business.

Before we make principal investments, whether investments in non-registered investment funds that are managed by third parties, merchant banking and other equity investments, or corporate debt investments, we assess the strength and skills the managers of the enterprise and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the company or investment fund. We cannot assure you that our due diligence processes will uncover all relevant facts or risks about a company or investment fund in which we make a principal investment, or that any such investment will be successful. Any unsuccessful principal investments may have a material adverse effect on our financial condition and results of operation.

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

The investments we make in alternative asset classes such as hedge funds are typically subject to restrictions that limit the amount and timing of redemptions.  Such restrictions impair the liquidity of such investments, and these restrictions are likely to increase in periods of market volatility.  For these and other reasons, we may be unable liquidate assets at times and in amounts of our choosing, which could result in harm to our investment performance and loss of invested capital.

The securities of any new publicly-held or privately-held entity in which we make a merchant banking or other principal investment are likely to be restricted as to resale and may otherwise be highly illiquid. We also expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make our principal investments through an affiliate of FBRCM, a registered broker-dealer in the U.S., our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. Our investment and trading activities are regulated by the SEC, FINRA and other governmental authorities. As a result, the rules of the SEC, FINRA, and other governmental authorities and self-regulatory organizations may limit our ability to invest in initial public offerings as well as other offerings of companies whose securities are underwritten or privately placed by FBRCM.

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

A slowdown or reversal of cash inflows to the mutual fund industry and other pooled investment vehicles could lead to lower capital markets revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public and private offerings underwritten by FBRCM and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for public or private offerings, our capital markets business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally. In addition, the increased prevalence of lower cost passively-managed funds that are linked to securities indices may lead to lower capital markets revenues for us since many of the securities offerings underwritten by FBRCM involve securities that are not included in any index.

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

We invest our excess capital from time to time in highly liquid investments. “Long” investments that are sensitive to interest rate fluctuations will decline in value if long-term interest rates increase, and “short” investments that are sensitive to interest rate risk will decline in value if long-term interest rates decrease. Declines in market value may ultimately reduce earnings or result in losses to us. In addition, changes in interest rates may impact some of our fund investments and/or merchant banking investments in companies whose business models are sensitive to interest rates.

We are subject to risks associated with our newly acquired securities lending business.

We have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another.  As a result, market risk in our securities lending business arises when the market value of securities borrowed declines relative to the cash we post as collateral with the lender; and when the market value of securities we have loaned increases relative to the cash we have received as collateral from the borrower.  Market value fluctuations in our securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties.  In addition, credit risk from our securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrow transaction and the cash or securities we are holding is insufficient to cover the amount they owe us for that receivable.  Finally, there is systemic risk associated with the concentration of clearing and related functions in covered clearing agencies involved in securities lending activities such as the Options Clearing Corp. and the Depository Trust & Clearing Corp. The market and credit risks associated with our securities lending business have the potential of adversely impacting our business, financial condition and results of operations.

Operating risks associated with our securities lending business may result in counterparty losses, and in certain circumstances, potential financial liabilities for us.

As part of our recently acquired securities lending business, we lend securities to banks and broker-dealers on behalf of certain of their clients.  In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums.  Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral.  We must manage this process and are charged with mitigating the associated operational risks.  Our failure to mitigate such operational risks could result in financial losses for counterparties in our securities lending business (separate from the risks of collateral investments).  Additionally, in certain circumstances, we could potentially be held liable for the failure to manage any such risks.

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

Since we are a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to us. Our broker-dealer subsidiary is subject to various capital adequacy requirements promulgated by regulatory and other authorities. These regulatory rules may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

Our exposure to legal risk is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions, including liability in connection with conflicts of interest, and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things.

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

Our reputation is critical in maintaining our relationship with clients, investors, regulators and the general public and is a key focus in our risk management efforts. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by employees in the financial services industry, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Misconduct by employees could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. As a result, we could suffer significant reputational harm for any misconduct by our employees. In addition, in certain circumstances our reputation could be damaged by activities of our clients or of hedge funds or other entities in which we invest, over which we have little or no control.

The soundness and business continuity of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years among clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to exercise transactions, service our clients and manage our exposure to risk. In particular, our principal clearing broker, J.P. Morgan Clearing Corp., has announced that it is exiting its third party broker-dealer clearing business, and we are actively examining options and strategies regarding alternative clearing arrangements.  At this time we believe that we will be able to find alternative clearing arrangements that are satisfactory, but there can be no assurance that such arrangements will be available on terms that are not materially less favorable to us, or at all. Any failure to do so could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

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

Our principal executive offices are located at Arlington Tower, 1300 North Seventeenth Street, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets and principal investing segments at that location. On November 15, 2013 we entered into a lease agreement for these new principal executive offices which we occupied beginning in November 2014. We occupy leased space on three floors of our headquarters building in Arlington, Virginia pursuant to a lease agreement that expires on December 31, 2025. Prior to occupying this new space, our principal executive offices were located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also lease office space in the following locations where we conduct certain portions of our capital markets operations: Boston, Massachusetts; Dallas, Texas; Houston, Texas; Irvine, California; New York, New York; and San Francisco, California. We believe that the present and newly leased facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2014, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In the past, FBRCM has been named as a defendant in a small number of securities claims involving investment banking clients of FBRCM as a result of FBRCM’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBRCM against certain claims or liabilities, including claims or liabilities under the Securities Act, of 1933, as amended (the “Securities Act”), or contribute to payments which FBRCM is required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

FBRCM has been named a defendant in the putative class action lawsuit Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York. The amended complaint, filed on November 24, 2014 (the “Amended Complaint”), names FBRCM as a co-managing underwriter of offerings in September 2013 and December 2013.  Plaintiffs allege that the Registration Statement and Prospectus used in connection with these offerings were negligently prepared and, as a result, contained untrue statements of material fact and omitted to state other facts necessary to make the statements made not misleading. The Amended Complaint asserts claims against all the underwriters under Sections 11 and 12 of the Securities Act.  Regional Management has agreed to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement. In response to the defendants’ motions to dismiss, filed on January 23, 2015, the putative class plaintiffs filed a second amended complaint (the ”Second Amended Complaint”), which shall serve as the operative complaint.  The defendants have until April 28, 2015 to file a motion to dismiss the Second Amended Complaint.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter was not probable and estimable as of December 31, 2014.

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

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Select MarketSM under the symbol “FBRC.” As of March 5, 2015, there were 8,365,638 shares of our common stock outstanding and approximately 11 holders of record. Such information was obtained through our registrar and transfer agent. The tables below shows the actual high and low closing sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$27.19	$23.90
Third Quarter	29.60	25.30
Second Quarter	28.04	24.69
First Quarter	27.69	23.40

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$29.78	$24.57
Third Quarter	30.75	25.78
Second Quarter	25.80	17.71
First Quarter(1)	19.23	15.24

(1)

On February 28, 2013, the Company affected a one-for-four reverse stock split of its issued and outstanding common stock. The table provides the actual high and low sales prices for our common stock on The NASDAQ Global Select MarketSM as adjusted to give retroactive effect to the one-for-four reverse stock split.

Dividends

For the years ended December 31, 2014 and 2013, our Board of Directors has not authorized and we have not declared or paid any cash dividends on our common stock.

Share Repurchases

During 2014 we repurchased 2.4 million shares of our common stock at a weighted average share price of $26.92 per share, for a total cost of $64.1 million. Included in these share repurchases were 1.2 million shares repurchased in open market transactions at a weighted average share price of $25.76 per share and a total cost of $30.4 million and 1.2 million shares repurchased pursuant to a modified “Dutch auction” tender offer at a weighted average share price of $28.06 and a total cost of $33.7 million. The following table provides information on the Company’s share repurchases during the fourth quarter of 2014:

			Total Number of Shares		Maximum Number of
			Purchased as Part of		Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced		Purchased Under the
	Shares Purchased	per Share	Plans or Programs	(1)	Plans or Programs	(1)
October 1 to October 31, 2014	14,704	$24.49	14,704		938,950
November 1 to November 30, 2014	285,653	24.88	285,653		653,297
December 1 to December 31, 2014	216,238	25.74	216,238		437,059
Total	516,595	25.23	516,595		437,059

(1)	On February 10, 2015, the Board of Directors of the Company approved an increase in the Company’s repurchase authorization to one million shares.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$103,902	$186,516	$84,144	$42,862	$98,768
Advisory	11,353	9,697	6,525	15,284	19,505
Institutional brokerage	56,182	53,738	52,472	78,457	100,091
Net investment income (loss)	17,774	6,920	4,906	(9,664)	9,162
Interest	13,067	1,790	2,765	3,319	2,220
Dividends and other	1,030	1,160	680	1,969	2,659
Total revenues	203,308	259,821	151,492	132,227	232,405
Interest expense	21,183	—	—	—	—
Revenue, net of interest expense	182,125	259,821	151,492	132,227	232,405
Non-interest expenses:
Compensation and benefits	103,811	144,720	82,672	99,808	174,967
Professional services	13,259	12,326	12,839	11,629	18,054
Business development	11,689	9,602	9,394	10,753	14,007
Clearing and brokerage fees	4,757	4,922	7,490	11,928	13,129
Occupancy and equipment	13,480	12,271	15,755	19,034	24,797
Communications	11,514	11,101	12,553	16,402	19,423
Impairment of goodwill	—	—	—	5,882	—
Other operating expenses	6,255	7,609	6,861	8,119	9,618
Total non-interest expenses	164,765	202,551	147,564	183,555	273,995
Income (loss) from continuing operations before income taxes	17,360	57,270	3,928	(51,328)	(41,590)
Income tax provision (benefit)	341	(27,483)	(1,078)	(243)	(4,097)
Income (loss) from continuing operations, net of taxes	17,019	84,753	5,006	(51,085)	(37,493)
Income (loss) from discontinued operations, net of taxes	—	8,159	24,685	1,436	(65)
Net income (loss)	$17,019	$92,912	$29,691	$(49,649)	$(37,558)
Basic income (loss) per share(1):
Income (loss) from continuing operations, net of taxes	$1.66	$7.09	$0.38	$(3.36)	$(2.36)
Income (loss) from discontinued operations, net of taxes	—	0.68	1.86	0.10	—
Basic income (loss) per share	$1.66	$7.77	$2.24	$(3.26)	$(2.36)
Diluted income (loss) per share(1):
Income (loss) from continuing operations, net of taxes	$1.48	$6.54	$0.36	$(3.36)	$(2.36)
Income from discontinued operations, net of taxes	—	0.63	1.79	0.10	—
Diluted income (loss) per share	$1.48	$7.17	$2.15	$(3.26)	$(2.36)
Weighted-average shares (in thousands):
Basic(1)	10,283	11,963	13,274	15,210	15,886
Diluted(1)	11,465	12,960	13,798	15,210	15,886

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$108,962	$207,973	$174,925	$135,792	$236,077
Securities borrowed	594,674	—	—	—	—
Financial instruments owned, at fair value	166,047	144,743	121,404	100,634	86,400
Other investments, at cost	7,000	7,681	8,388	25,744	45,224
Due from brokers, dealers, and clearing organizations	94,489	4,949	4,670	6,048	15,463
Other	63,925	45,226	24,057	29,865	48,303
Total assets	$1,035,097	$410,572	$333,444	$298,083	$431,467
Liabilities:
Securities loaned	$595,717	$—	$—	$—	$—
Securities sold but not yet purchased, at fair value	121,310	42,241	56,929	35,496	55,444
Accrued compensation, accounts payable, accrued expenses and other liabilities	34,571	68,853	32,953	31,040	77,209
Due to brokers, dealers, and clearing organizations	23,093	8,701	3,698	6,250	7,323
Total liabilities	774,691	119,795	93,580	72,786	139,976
Shareholders’ equity	260,406	290,777	239,864	225,297	291,491
Total liabilities and shareholders’ equity	$1,035,097	$410,572	$333,444	$298,083	$431,467

	Year ended December 31,
	2014	2013	2012	2011	2010
Statistical Data:
Total employees(2)	300	302	256	295	501
Net revenue per employee(3)	$609	$952	$591	$362	$450
Compensation and benefits expense as a percentage of net revenues	57%	56%	55%	72%	74%

(1)

On February 28, 2013, the Company affected a one-for-four reverse stock split of its issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, and resulted in the reclassification of certain previously reported amounts in the consolidated financial statements, these changes and reclassifications had no effect on the Company’s total shareholders’ equity.

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

Overview

FBR & Co. is a full-service investment banking and institutional brokerage firm with a deep expertise and focus on the equity capital markets. Since the founding of certain predecessor companies, we have grown from a boutique investment bank with primary expertise in financial institutions into a full-service U.S. investment bank for middle-market companies.

Through our principal operating subsidiary, FBRCM, an SEC-registered broker-dealer, we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;
•	financial advisory services, including M&A advisory, restructuring, liability management, recapitalization and strategic alternative analysis;
•	institutional sales and trading services focused on equities, equity-linked securities, listed options, high-yield bonds, senior debt and bank loans, as well as securities lending activities; and
•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and TMT. Approximately 71% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus. We also make principal investments, including merchant banking investments, with our own capital.

In October 2012, we completed the sale of the assets related to the management of our mutual fund business. As a result, we are no longer engaged in the asset management business and now report the results of our asset management operations as discontinued operations. See Note 14 to our consolidated financial statements included in this Form 10-K.

In June 2007 we became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBRC). We are a Virginia corporation headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Irvine, New York and San Francisco. The address of our principal executive offices is 1300 North Seventeenth Street, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Our business is comprised of two separate segments: capital markets, which includes investment banking and institutional brokerage and research; and principal investing.

Business Environment

U.S. equity markets reached new highs in 2014 following very strong performance in 2013. Equity capital markets activity was strong for most of the year with a particularly active biotech new issue market. The steep decline in oil prices in the second half of the year, combined with concerns over global growth rates, caused volatility to increase late in the year, resulting in a slowed pace of capital markets activity late in the year. During 2014 there were 237 IPOs completed in the U.S., an increase of more than 18% compared to 2013. Total domestic equity issuance was $212.0 billion, compared to $232.6 billion last year.

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

While capital markets conditions remain generally favorable, volatility has returned to the equity and high-yield markets as a combination of falling oil prices, a strengthening dollar and the conclusion of quantitative easing have caused investors to reevaluate their near-term expectation for growth and interest rates. While the Federal Reserve has ended its bond purchase programs, the market continues to benefit from historically low interest rates. We have observed a more cautious stance from equity investors over the last six months as a result of the increased volatility and concerns around how the easing cycle will end.

Executive Summary

For the year ended December 31, 2014, our net income was $17.0 million compared to net income of $92.9 million in 2013 and $29.7 million in 2012. Our total revenues in 2014 were $182.1 million, our pre-tax income was $17.4 million, and our net income from continuing operations was $17.0 million. These results compare to total revenues in 2013 of $259.8 million, pre-tax income of $57.3 million, and net income from continuing operations, reflecting a $27.5 million income tax benefit, of $84.8 million. Total revenues in 2012 were $151.5 million, pre-tax income was $3.9 million and net income from continuing operations was $5.0 million. Net income in 2013 and 2012 included income from discontinued operations of $8.2 million and $24.7 million, respectively. There were no comparable discontinued operations results in 2014.

The decrease in our net results in 2014 compared to 2013 was primarily due to an $80.9 million decrease in investment banking revenue in 2014 compared to 2013 as well as a $27.5 million tax benefit recognized in 2013 compared to a $0.3 million tax provision in 2014. The reduction in investment banking revenues in 2014 compared to 2013 reflects the differences in the nature and size of the capital raising transactions completed in these periods. Specifically, while we completed six sole-managed private placements in both 2014 and 2013, the average size of the transactions completed in 2014 was $206 million compared to $352 million in 2013. The improvement in our net results in both 2014 and 2013 compared to 2012 is due to increased investment banking revenues and reduced non-compensation fixed costs in these periods, and with respect to 2013 the $27.5 million tax benefit recognized. Regarding expenses, our non-compensation fixed expenses were $43.9 million, $43.6 million and $45.1 million in 2014, 2013 and 2012, respectively. Additionally, our compensation and benefits expense as a percentage of net revenues ranged from 55% to 57% during these periods.

In 2014 we recognized a tax provision of $0.3 million and our effective tax rate was 2%. Our 2014 effective tax rate differed from statutory tax rates due to our use of previously reserved tax assets related to capital loss carryforwards. Our net income from continuing operations in 2013 included a $27.5 million income tax benefit reflecting the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 taxable income. The valuation allowance reversal was recognized in the second quarter of 2013 based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance.

Regarding 2012 and 2013 results from discontinued operations, the $24.7 million of net income from discontinued operations in 2012 was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and which was received in November 2013. The increase in value during 2013 was due primarily to asset inflows to the funds and market appreciation of the funds during the period subsequent to the sale.

During 2014, we repurchased 2.4 million shares of our common stock at a weighted average price of $26.92 per share and a total cost of $64.1 million. In total, for the three years ended December 31, 2014, we have repurchased 6.6 million shares of our common stock at a weighted average price of $21.22 per share and a total cost of approximately $140.5 million. We ended 2014 with $260.4 million of total equity, $109.0 million in cash and no debt.

The following is an analysis of our operating results by segment for the years ended December 31, 2014, 2013 and 2012.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT sectors. Additionally, beginning in August 2014, we provide securities lending services to a broad group of banks and broker-dealers. These services include facilitating the sourcing, borrowing and lending of equity and fixed income securities. By their nature, our capital markets business activities are highly competitive and are subject to market conditions as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period.

The following table provides a summary of our results within the capital markets segment (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenues, net of interest expense:
Investment banking	$115,255	$196,213	$90,669
Institutional brokerage	56,182	53,738	52,472
Interest	12,945	1,050	2,364
Dividends and other	549	432	(219)
Total revenues	184,931	251,433	145,286
Interest expense	9,505	—	—
Revenues, net of interest expense	175,426	251,433	145,286
Operating expenses:
Variable	59,500	103,755	45,977
Fixed	102,426	96,121	98,919
Total(1)	161,926	199,876	144,896
Pre-tax income	$13,500	$51,557	$390

(1)	For the years ended December 31, 2014, 2013, and 2012, total operating expenses includes an allocation of corporate overhead costs of $23,171, $25,563, and $25,226, respectively.

The pre-tax income from our capital markets segment was $13.5 million in 2014 compared to $51.6 million in 2013. The decrease in our pre-tax income was primarily attributable to an $80.9 million decrease in investment banking revenues in 2014 compared to 2013. The impact of the decreased revenues was offset partially by a $44.3 million decrease in variable expenses and increases in institutional brokerage revenue and interest. Specifically, variable expenses, including $42.4 million of variable compensation, decreased to $59.5 million in 2014 from $103.8 million in 2013 as a result of the decrease in revenues. Our total compensation as a percentage of net revenues in this segment was 58% in 2014 compared to 57% in 2013. Fixed expenses increased $6.3 million, or 6.6%, in 2014 as a result of an increase in fixed compensation due to an increase in our average headcount during 2014 compared to 2013.

On August 4, 2014, we completed the purchase of a securities lending business. Pursuant to the terms of the transaction agreement related to this acquisition, we made an initial cash payment of $1 million at closing and are obligated to make additional payments that are contingent on the performance of the securities lending business over the 18 month period from the closing. As of December 31, 2014, we have estimated these aggregate contingent payments to be $4.1 million.

As a result of this acquisition, we have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another. The securities lending business is included with our institutional sales, trading and research operations in our capital markets segment. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender. With respect to securities loaned, we receive collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. In 2014, we generated net revenue of $2.6 million from securities lending.

Investment banking revenues decreased $80.9 million to $115.3 million during 2014 from $196.2 million during 2013. Our investment banking revenues in 2014 were generated from 55 client transactions representing $11 billion in transaction value. Included in those transactions and representing $80.4 million of our capital raising revenue were six sole-managed institutional private placements. Our investment banking revenues in 2013 were generated from 66 client transactions representing $16 billion in transaction value. Included in those transactions and representing $134.0 million of our capital raising revenue were six sole-managed institutional private placements. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013. The reduction in investment banking revenues in 2014 compared to 2013 principally reflects the differences in the nature and size of the capital raising transactions completed in these periods. Specifically, while we completed six sole-managed private placements in both 2014 and 2013, the average size of the transactions completed in 2014 was $207 million compared to $352 million in 2013.

The pre-tax income from our capital markets segment was $51.6 million in 2013 compared to $0.4 million in 2012. This improvement in our pre-tax income was primarily attributable to a $105.5 million increase in our investment banking revenue in 2013 compared to 2012.

Variable expenses increased $57.8 million to $103.8 million in 2013 from $46.0 million in 2012 as a result of the increase in our revenues. Our 2013 variable costs reflect a $63.4 million increase in variable compensation that is attributable to the increase in revenues and our improved performance. Our total compensation as a percentage of revenues in this segment was 57% in 2013 compared to 56% in 2012. The increase in variable compensation was partially offset by a $5.6 million decrease in non-compensation variable costs. The decrease in non-compensation variable costs was due to a $2.6 million reduction in clearing and brokerage fees as well as a $2.3 million decrease in investment banking transaction costs and other fees. Investment banking transaction costs decreased in 2013 compared to 2012 despite the increase in revenues due to differences in the nature of the transactions in the two periods.

Investment banking revenues increased $105.5 million to $196.2 million from $90.7 million in 2012. These 2013 revenues result from the completion of 66 transactions representing a total of $16 billion in transaction volume. Our 2013 results included $134.0 million of capital raising fees earned from six sole-managed private placement transactions. Our 2012 results include $70.4 million of capital raising fees earned from six sole-managed private placement transactions that were completed during the year. The increased revenue in 2013 is due to the larger size of transactions completed in 2013 compared to 2012.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Agency commissions	$30,077	$29,503	$29,384
Principal transactions	22,509	21,373	19,353
Commissions for equity research	3,596	2,862	3,735
Total	$56,182	$53,738	$52,472

Our institutional brokerage revenues increased $2.5 million to $56.2 million in 2014 from $53.7 million in 2013. This increase in 2014 partially reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Our institutional brokerage revenues increased $1.2 million to $53.7 million in 2013 from $52.5 million in 2012. This increase was primarily a result of the addition of new client relationships and gains in market share from existing clients. The increase is also due to factors such as the increase in capital raising transactions in 2013 and our investment in research.

Principal Investing

As of December 31, 2014, our principal investing activity consists of investments in non-registered investment funds that are managed by third parties, marketable equity securities, non-public equity securities and U.S. Treasury securities. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenues, net of interest expense:
Net investment income	$17,774	$6,920	$4,906
Interest	122	$740	$400
Dividends and other	481	728	899
Total revenues	18,377	8,388	6,205
Interest expense	11,678	—	—
Revenues, net of interest expense	6,699	8,388	6,205
Operating expenses:
Variable	316	1,179	761
Fixed	2,523	1,496	434
Total(1)	2,839	2,675	1,195
Pre-tax income	$3,860	$5,713	$5,010

(1)	For the years ended December 31, 2014, 2013, and 2012, total operating expenses includes an allocation of corporate overhead costs of $449, $495, and $319, respectively.

The pre-tax income from our principal investing segment was $3.9 million in 2014 compared to $5.7 million in 2013. The decrease in our pre-tax income was due to decreased investment revenues, net of interest expense in 2014 compared to 2013. This decrease was due to diminished returns from investment funds in 2014, and the net effects of increased gains on trading securities, gains from short sales of U.S. Treasury securities and interest expense related to these short positions. Net investment income in 2014 included $10.5 million of realized and unrealized gains from short-sales of U.S. Treasury securities, $2.7 million of net realized and unrealized gains from investment funds and $4.6 million of net realized and unrealized gains from trading securities held for investment purposes. These 2014 revenues were offset partially by $11.7 million of interest expense related to short U.S. Treasury securities. Net investment income in 2013 included $4.3 million of net unrealized gains from investment funds, $2.5 million of net realized and unrealized gains from trading securities held for investment purposes and a $0.5 million impairment loss related to an available-for-sale investment security.

The pre-tax income from our principal investing segment was $5.7 million in 2013 compared to $5.0 million in 2012. The increase in our pre-tax income was primarily attributable to an increase in net investment income in 2013, partially offset by increased direct as well as allocated costs. The increase in net investment income was primarily due to higher average investment balances during 2013 and the net effects of increased returns from investment funds as a result of the additional investments and a reduction in income from trading securities. Net investment income of $6.9 million in 2013 included net realized and unrealized gains on trading securities and investment funds held during the year and an impairment loss related to an available-for-sale investment security. Our net investment income of $4.9 million in 2012 included $0.7 million of net unrealized gains from investment funds and $4.2 million of net realized and unrealized gains from trading securities held for investment purposes.

Our interest income decreased $0.6 million during 2014 compared to 2013 due to the maturity and repayment of a corporate debt investment in the first quarter of 2014.  Dividends and other income decreased $0.2 million during 2014 primarily due to a reduction in trading securities held for investment purposes compared to 2013. Our net interest, dividends and other income increased $0.2 million during 2013 compared to 2012 due to increases in investment positions in 2013.

Investments

The total value of our principal investments was $115.3 million as of December 31, 2014. Of this total, $104.9 million was held in non-registered investment funds that primarily invest in fixed income securities, $3.5 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $7.0 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of December 31, 2014 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$104,888
Marketable and non-public equity securities and warrants, at fair value	3,461
Total investments, at fair value	108,349
Investments, at cost:	7,000
Total investments	$115,349

As of December 31, 2014, the $104.9 million of investment funds reflects investments in 19 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. The Company classifies these investments within Level 2 or Level 3 of the fair value hierarchy depending on the redemption provisions of our investment. The underlying securities held by these investment companies are primarily corporate and asset-back fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

In addition to these assets, during 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S. Treasury security. The Company closed the two $100 million face value positions during the fourth quarter 2014 and the $75 million face value position was open at year end and is included in securities sold but not yet purchased on the Company’s consolidated balance sheets as of December 31, 2014. This security matures in May 2016. Proceeds from this short-sale, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s consolidated balance sheets at December 31, 2014. The Company is obligated to fund the fixed-rate coupon interest on this security while the short-position is outstanding.

Discontinued Operations

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its asset management operations as discontinued operations. As described below, the Company received the final proceeds from this sale in 2013, and accordingly had no activity related to discontinued operations in 2014. The results related to our asset management operations reflected in the consolidated statements of operations are presented in the following table (dollars in thousands):

	For Year Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$14,275
Gain on sale of assets	—	8,944	24,189
Expenses	—	170	12,514
Income from discontinued operations before income taxes	—	8,774	25,950
Income tax provision	—	615	1,265
Income from discontinued operations, net of taxes	$—	$8,159	$24,685

For the year ended December 31, 2013, we generated $8.2 million of net income from discontinued operations compared to $24.7 million in 2012. The $24.7 million of net income from discontinued operations in 2012 was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to asset inflows to the funds and market appreciation of the funds during the period subsequent to the sale. The tax provisions recognized in 2013 and 2012 relate primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

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

Our 2012 net income from discontinued operations was primarily derived from the gain recorded on the asset sale. The $24.2 million gain recorded on the asset sale in 2012 included an estimate of the contingent payment to be received in 2013. Specifically, as of December 31, 2012, we valued this contingent payment at $9.8 million. This value reflected an approximate 25% discount to the assets under management at closing and was recorded as a receivable on our consolidated balance sheets. The value recorded was based on our consideration of various factors outside of our control that could have had a significant effect on the value of prospective assets under management. As discussed above, based primarily on market appreciation during 2013, the Company received $19.3 million representing the remaining 40% of the sales price in the fourth quarter of 2013.

Costs related to the sale were expensed as incurred during 2012 and were comprised primarily of professional fees, including costs for advisory services, legal services and costs associated with the fund shareholder proxy. In addition, upon the close of the sale, we recognized in expense our remaining management contract intangible assets with a value of $1.9 million at that time. During 2013, we incurred additional costs related to the sale of $0.5 million. These costs were directly related to the increase in value of the assets under management and the related amount of contingent proceeds received by the Company.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses in institutional brokerage; interest income from securities lending; and with respect to principal investing activities, net investment income, including realized gains or losses, and dividends from merchant banking investments, earnings from investment funds, and interest income from principal investing activities.

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

Investment Banking

Capital raising revenue consists of placement fees, underwriting discounts, selling concessions, management fees and reimbursed expenses associated with private placements and underwriting activities of equity and debt. We act in varying capacities in our capital raising activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as a book-running manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co- or lead-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Advisory revenue consists primarily of advisory fees and reimbursed expenses associated with such activities. Advisory fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Institutional Brokerage

Institutional brokerage revenues consist of commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses. Gains and losses result primarily from market price fluctuations that occur while holding positions in our trading security inventory. Revenues generated from securities transactions and related commission income and expense are recorded on the trade date. Institutional brokerage revenues also include direct payments received by the Company for equity research.

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

Interest

Interest income includes amounts earned from the Company’s securities lending activities and from security positions held on our trading desk and from treasury management investments, which includes interest-bearing accounts and securities.

Dividends & Other Income

Dividends and other income include dividends from merchant banking and other equity investments and other miscellaneous fees generated from non-core business activities.

Expenses

Interest expense includes costs related to the Company’s securities lending activities as well as the costs associated with outstanding short sales of fixed income securities.

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

The following table sets forth financial data related to our continuing operations as a percentage of revenues, net of interest expense:

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
Investment banking:
Capital raising	57.0%	71.8%	55.5%
Advisory	6.2%	3.7%	4.3%
Subtotal	63.2%	75.5%	59.8%
Institutional brokerage	30.8%	20.7%	34.7%
Net investment income	9.8%	2.7%	3.2%
Interest	7.2%	0.7%	1.8%
Dividends and other	0.6%	0.4%	0.5%
Total revenues	111.6%	100.0%	100.0%
Interest expense	11.6%	0.0%	0.0%
Revenues, net of interest expense	100.0%	100.0%	100.0%
Non-interest expenses:
Compensation and benefits	57.0%	55.7%	54.6%
Professional services	7.3%	4.7%	8.5%
Business development	6.4%	3.7%	6.2%
Clearing and brokerage fees	2.6%	1.9%	4.9%
Occupancy and equipment	7.4%	4.7%	10.4%
Communications	6.3%	4.3%	8.3%
Other operating expenses	3.5%	3.0%	4.5%
Total non-interest expenses	90.5%	78.0%	97.4%
Income before income taxes	9.5%	22.0%	2.6%

Comparison of the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, our net income was $17.0 million compared to net income of $92.9 million in 2013. This decrease in net income was primarily the result of an $80.9 million decrease in investment banking revenue in 2014 compared to 2013, a tax benefit of $27.5 million recognized in 2013 compared to a $0.3 million tax provision in 2014, and an $8.2 million decrease in net income from discontinued operations. The tax benefit recognized in 2013 reflects the reversal of a significant component of the valuation allowance that had been recorded against our deferred tax assets.

Our pre-tax income from continuing operations was $17.4 million in 2014 compared to $57.3 million in 2013. The decrease in our operating results in 2014 compared to 2013 was primarily due to the $80.9 million decrease in investment banking revenue in 2014 compared to 2013.

The pre-tax income from our capital markets segment was $13.5 million in 2014 as compared to $51.6 million in 2013. The decrease in these pre-tax results was primarily attributable to the decrease in investment banking revenue discussed above. The pre-tax income from our principal investing segment was $3.9 million in 2014 as compared to $5.7 million in 2013. The decrease in our principal investing results was primarily attributable to the decrease in investment revenues, net of interest expense in 2014 compared to the prior year.

Revenues, Net of Interest Expense

Our revenues, net of interest expense, decreased 29.9% to $182.1 million during 2014 from $259.8 million during 2013 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 44.3% to $103.9 million in 2014 from $186.5 million in 2013. During 2014 we completed 41 client engagements including six sole-managed equity private placements that generated $80.4 million of our capital raising revenue in the period. Our revenues from public equity and debt transactions were $15.9 million in 2014. During 2013 we completed 51 client engagements including six sole-managed equity private placements that generated $134.0 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013. Our revenues from public equity and debt transactions were $46.4 million in 2013. The reduction in investment banking revenues in 2014 compared to 2013 principally reflects the differences in the nature and size of the capital raising transactions completed in these periods. Specifically, while we completed six sole-managed private placements in both 2014 and 2013, the average size of the transactions completed in 2014 was $206 million compared to $352 million in 2013.

Advisory revenues increased 17.5% in 2014 to $11.4 million from $9.7 million in 2013 due to an increase in revenue generated from M&A engagements. While we completed a comparable number of transactions in both years, the M&A transactions completed in 2014 resulted in increased revenues due to differences in the fee arrangements on these engagements.

Institutional brokerage revenues increased 4.7% to $56.2 million in 2014 from $53.7 million in 2013. This increase was primarily a result of new client relationships and gains in market share from existing clients. The increase in revenue in 2014 reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our continued investment in research.

Net investment income increased 158.0% to $17.8 million in 2014 compared to $6.9 million in 2013. The increase was primarily due to realized and unrealized gains from short-sales of U.S. Treasury securities during 2014. Net investment income in 2014 included $10.5 million of realized and unrealized gains from short-sales of U.S. Treasury securities, $2.7 million of net realized and unrealized gains from investment funds and $4.6 million of net realized and unrealized gains from trading securities held for investment purposes. Our net investment income for 2013 included $4.3 million of net unrealized gains from investment funds, $2.5 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security.

Interest income increased $11.3 million to $13.1 million in 2014 from $1.8 million in 2013.  The increase in interest income was due to our purchase of a securities lending business in August 2014. As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another.

Dividends and other revenues of $1.0 million in 2014 decreased slightly from $1.2 million in 2013. These revenues primarily included dividends generated from our investing activities.

During 2014, we incurred total interest expense of $21.2 million, including $11.7 million of interest expense related to two short-sales of $100 million face value each, 4.50% U.S. Treasury securities and one short-sale of a $75 million face value, 7.25% U.S.

Treasury security that were outstanding during the year, and $9.5 million related to securities lending activities. The Company did not incur any interest expense during 2013.

Non-Interest Expenses

Total non-interest expenses decreased 18.7% to $164.8 million in 2014 from $202.6 million in 2013. This decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 28.3% to $103.8 million in 2014 from $144.7 million in 2013 as a result of a $48.0 million decrease in variable compensation. The decrease in variable compensation during 2014 was due to the decrease in investment banking revenue in 2014 compared to 2013. This decrease was partially offset by a $7.1 million increase in fixed compensation during 2014. The Company’s compensation and benefits expenses were 57% of revenue, net of interest expense during 2014 compared to 56% during 2013.

Professional services expenses increased 8.1% to $13.3 million in 2014 from $12.3 million in 2013 primarily due to increased costs related to investment banking transactions. Despite the decrease in investment banking revenue, our transaction related costs increased in 2014 compared to 2013 due to an increase in costs incurred in 2014 related to investment banking transactions that were not completed.

Business development expenses increased 21.9% to $11.7 million in 2014 from $9.6 million in 2013. This increase was the result of increased travel and business promotion costs related to business development activities and investment banking transactions. Despite the decrease in investment banking revenue, our travel related costs increased in 2014 compared to 2013 due to an increase in costs incurred in 2014 related to investment banking transactions that were not completed.

Clearing and brokerage fees decreased 2.0% to $4.8 million in 2014 from $4.9 million in 2013. The decrease in these costs was due to the impact of cost reduction initiatives directed at reducing our variable transaction costs, these decreases more than offset higher activity levels in 2014.

Occupancy and equipment expenses increased 9.8% to $13.5 million in 2014 from $12.3 million in 2013. The increase in occupancy costs was primarily the result of costs related to our move to a new corporate headquarters in Arlington, Virginia in the fourth quarter of 2014. Specifically, the Company incurred $1.1 million of non-recurring costs related to this office move, such costs included additional rent, moving expenses and various other expenses associated with our former corporate offices.

Communications expenses increased 3.6% to $11.5 million in 2014 from $11.1 million in 2013. The increase in these expenses was primarily due to an increase in our average headcount in 2014 and increased costs related to market data and customer trading services.

Other operating expenses decreased 17.1% to $6.3 million in 2014 from $7.6 million in 2013. The decrease in these expenses was primarily due to costs incurred for an arbitration settlement in 2013 as well as costs incurred for other legal and regulatory matters in 2013 for which we did not incur comparable costs in 2014.

We recognized a tax provision of $0.3 million in 2014 compared to a tax benefit of $27.5 million in 2013. As described below, our 2013 tax benefit reflects the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against taxable income.

The Company’s effective tax rate in 2014 was 2.0% compared to (48.0%) in 2013. Our 2014 effective tax rate differed from statutory tax rates primarily due to the Company’s use of previously reserved tax assets related to capital loss carryforwards. Our 2013 effective tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal recognized in the second quarter of 2013.

Following the criteria in ASC 740, “Income Taxes” (“ASC 740”) the Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of December 31, 2014, the Company determined that a valuation allowance of $3.5 million related to its $5.4 million of capital loss carryforwards was appropriate. We will continue to assess the need to maintain this valuation allowance at each reporting date. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains. At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were offset by a valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future.

Discontinued Operations

During 2013, our net income from discontinued operations was $8.2 million.  As a result of our receipt of the final proceeds from the sale of the FBR Funds in 2013, there was no comparable income from discontinued operations during 2014.

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

Our pre-tax income from continuing operations was $57.3 million in 2013 compared to $3.9 million in 2012. The improvement in our operating results in 2013 compared to 2012 was primarily due to the $105.5 million increase in investment banking revenue in 2013 compared to 2012.

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

Capital raising revenues increased 121.8% to $186.5 million in 2013 from $84.1 million in 2012. The increase was attributable to completing more and larger sole-managed transactions in 2013 compared to 2012. During 2013 we completed 51 client engagements including six sole-managed equity private placements that generated $134.0 million of our capital raising revenue in the period. One of these private placements, representing $38.3 million of that revenue, was executed in the second quarter of 2012; however, the issuer did not receive the required regulatory approvals necessary for us to recognize this revenue until the first quarter of 2013. Our revenues from public equity and debt transactions were $46.4 million in 2013. Our revenues from private placements during 2012 were $70.4 million and related almost entirely to six sole-managed equity private placements, however, the average size of these transactions completed in 2012 was $183 million while the average size of the transactions completed in 2013 was $352 million. Our revenues from public equity and debt transactions were $13.7 million in 2012.

Advisory revenues increased 49.2% in 2013 to $9.7 million from $6.5 million in 2012 due to an increase in revenue generated from M&A engagements. The increase in M&A revenue was primarily attributable to increase in number and size of transactions completed in 2013 compared to 2012.

Institutional brokerage revenues increased 2.3% to $53.7 million in 2013 from $52.5 million in 2012. This increase was primarily a result of the addition of new client relationships and gains in market share from existing clients. The increase is also due to factors such as the increase in capital raising transactions in 2013 and the Company’s continued investment in research.

Net investment income increased 40.8% to $6.9 million in 2013 compared to $4.9 million in 2012. This increase was primarily due to higher average investment balances during 2013 and the net effects of increased returns from investment funds as a result of the additional investments and a reduction in income from trading securities. Net investment income in 2013 included $4.3 million of net unrealized gains from investment funds, $2.5 million of net realized and unrealized gains from trading securities held for investment purposes, and a $0.5 million impairment loss related to an available-for-sale investment security. Our net investment income for 2012 included net realized and unrealized gains of $4.2 million on trading securities held for investment purposes, including net gains of $3.8 million on such trading securities sold during the period.

Interest income decreased $1.0 million to $1.8 million in 2013 from $2.8 million in 2012.  These revenues included interest from convertible and fixed income securities held on our trading desks as well as interest generated from our investment activities. The decrease was primarily attributable to changes in our trading and investment positions during 2013 compared to 2012.

Dividends and other revenues of $1.2 million in 2013 increased from $0.7 million in 2012. These revenues primarily include dividends generated from our investing activities.

Expenses

Total expenses increased 37.3% to $202.6 million in 2013 from $147.6 million in 2012. This increase was caused by the changes in expenses discussed below.

Compensation and benefits expenses increased 75.0% to $144.7 million in 2013 from $82.7 million in 2012 as a result of a $63.8 million increase in variable compensation. The increase in variable compensation during 2013 was due to the significant increase in investment banking revenue in 2013 compared to 2012. This increase was partially offset by a $1.7 million decrease in fixed compensation during 2013. The Company’s compensation and benefits expenses were 56% of total revenue during 2013 compared to 55% during 2012.

Professional services expenses decreased 3.9% to $12.3 million in 2013 from $12.8 million in 2012. The decrease in these costs reflects a reduction in costs related to investment banking transactions partially offset by an increase in recruiting costs. Despite the increase in investment banking revenue during 2013 compared to 2012, related transaction costs were lower due primarily to a higher level of costs incurred in 2012 related to investment banking transactions that were not completed.

Business development expenses increased 2.1% to $9.6 million in 2013 from $9.4 million in 2012. The increase in these costs was primarily due to increased corporate travel and business promotion costs partially offset by reductions in travel costs related to investment banking transactions. Despite the increase in investment banking revenue, related travel costs decreased compared to 2012 due to a higher level of costs incurred in 2012 related to investment banking transactions that were not completed.

Clearing and brokerage fees decreased 34.7% to $4.9 million in 2013 from $7.5 million in 2012. The decrease in these costs was due to the impact of cost reduction initiatives directed at reducing our variable transaction costs as well as a lower volume of trading activity in equity-linked products.

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

Other operating expenses increased 10.1% to $7.6 million in 2013 from $6.9 million in 2012. The increase in these expenses was primarily due to costs related to an arbitration settlement as well as increased costs for other legal and regulatory matters in 2013, increased SIPC charges in 2013 as a result of increased revenues partially offset by the recognition of bad debt expenses in 2012 that are not comparable to 2013.

We recognized a tax benefit of $27.5 million in 2013 compared to a tax benefit of $1.1 million in 2012. As described below, our 2013 tax benefit from continuing operations reflected the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 taxable income. The tax benefit from continuing operations during 2012 included the recognition of $1.2 million of previously unrecognized tax benefits.

The Company’s effective tax rate in 2013 was (48.0%) compared to (27.4%) in 2012. Our 2013 effective tax rate differed from statutory tax rates primarily due to the effects of the valuation allowance reversal recognized in the second quarter of 2013. Our 2012 effective rate differed from statutory tax rates primarily due to the effects of previously unrecognized tax benefits that were recognized in 2012 as well as changes in the valuation allowance during the year.

As of December 31, 2012 and March 31, 2013, the Company provided a full valuation allowance against its net deferred tax assets since, based on the application of the criteria in ASC 740, it concluded that it was more likely than not that the benefits of these assets would not be realized in the future. Pursuant to the criteria in ASC 740, the Company reviews its valuation allowance on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on its assessment as of June 30, 2013, the Company determined that the release of a significant component of this valuation allowance was appropriate. This conclusion was based on management’s consideration of various factors, including the Company’s improved operating performance, its cumulative operating results over the prior twelve quarters and the outlook regarding the Company’s prospective operating performance. As of December 31, 2013, our net deferred tax assets totaled $49.2 million and were offset by an $18.3 million valuation allowance. The Company’s valuation allowance at December 31, 2013 related to capital loss carryforwards and net unrealized losses on investments. This valuation allowance was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future.

Discontinued Operations

Income from discontinued operations, net of taxes decreased to $8.2 million in 2013 compared to $24.7 million in 2012. The $24.7 million of net income from discontinued operations in 2012 was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to asset inflows to the funds and market appreciation of the funds during the period subsequent to the sale. The tax provisions recognized in 2013 and 2012 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

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

Cash Flows

As of December 31, 2014, our cash and cash equivalents totaled $109.0 million representing a net decrease of $99.0 million for the year ended December 31, 2014. The decrease is attributable to $62.3 million of cash used by financing activities, $20.7 million of cash used by operating activities, and $16.0 million of cash used in investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $20.7 million during 2014 compares to $95.4 million of cash provided by operating activities during 2013. This cash used by operating activities in 2014 reflects our net operating income for the year, offset by a decrease in our accrued compensation as well as a decrease in our net due to brokers, dealers and clearing organizations. The cash provided by operating activities in 2013 reflects our net operating income for the year, a significant increase in our accrued compensation as well as an increase in our net due to brokers, dealers and clearing organizations.

Net cash used in investing activities of $16.0 million during 2014 compares to $12.3 million used in investing activities during 2013. The $16.0 million used in 2014 reflects principal investments purchased during the period, including $51.7 million of investment funds and $22.7 million of trading securities, as well as $9.5 million related the purchase of furniture, equipment, software and leasehold improvements. These items were offset by $60.7 million of proceeds from securities sold during 2014, and net proceeds of $8.3 million from activity related to short sales of U.S. Treasury securities. The net cash used in investing activities in 2013 reflects the net purchases of principal investments during the year, primarily non-registered investment funds, offset by the $19.3 million of cash received from the sale of the FBR Funds.

Net cash used in financing activities of $62.3 million during 2014 compares to net cash used in financing activities of $50.1 million during 2013. The activity primarily represents the repurchase of 2.4 million shares of our common stock in both 2014 and 2013. The 2.4 million of shares repurchased during 2014 were acquired for a total cost of $64.1 million and the 2.4 million shares repurchased during 2013 were acquired for a total cost of $55.5 million.

As of December 31, 2013, our cash and cash equivalents totaled $208.0 million representing a net increase of $33.0 million for the year ended December 31, 2013. The increase is attributable to $95.4 million of cash provided by operating activities, $12.3 million of cash used by investing activities, and $50.1 million of cash used in financing activities.

Net cash provided by our operating activities of $95.4 million during 2013 compares to $38.0 million of cash provided by operating activities during 2012. The cash provided by operating activities in 2013 reflects our net operating income for the year, a significant increase in our accrued compensation as well as an increase in our net due to brokers, dealers and clearing organizations. For 2012, the cash provided by operating activities reflected our net operating income for the year, a decrease in our capital invested in net long positions on our trading desks, and a net increase in our accrued compensation.

Net cash used in investing activities of $12.3 million during 2013 compares to net cash provided by investing activities of $21.2 million during 2012. The net cash used in investing activities in 2013 reflects the net purchases of principal investments during the year, primarily non-registered investment funds, offset by the $19.3 million of cash received from the sale of the FBR Funds. The cash provided by investing activities in 2012 includes $19.7 million of cash provided by the sale of the FBR Funds as well as net sales of principal investments. During 2012, our net investment sales reflect the sale of equity securities and the purchase of interests in non-registered investment funds.

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

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $109.0 million at December 31, 2014) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2014, we had no outstanding borrowings.

Assets

As of December 31, 2014, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables, and investments carried at cost. As of December 31, 2014 and December 31, 2013, our liquid assets consisted primarily of cash and cash equivalents of $109.0 million and $208.0 million, respectively.

The increase in our total assets to $1.0 billion as of December 31, 2014 compared to $410.6 million as of December 31, 2013, was primarily the result of the purchase of a security lending business in the third quarter of 2014 and the related $594.7 million securities borrowed balance as of December 31, 2014.  In addition, the increase reflects an $89.6 million increase in due from brokers, dealers and clearing organizations, and a $21.3 million increase in financial instruments owned, at fair value. These increases were offset by the $99.0 million decrease in cash and cash equivalents noted above.

Regarding securities lending, the Company completed the acquisition of a securities lending business in the third quarter of 2014 and as a result of this acquisition, the Company has an active business in which it borrows securities from one party and lends them to another. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate.

Regarding our due from brokers, dealers and clearing organizations balance, during 2014, as part of the Company’s investing activities, the Company entered into short-sales of U.S. Treasury securities. Proceeds from a short-sale position, as well as related margin requirements, totaling $84.1 million, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s consolidated balance sheets at December 31, 2014. This balance also includes cash collateral received for securities loaned less cash collateral for securities borrowed. The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading platform and also includes unsettled equity, option and convertible securities trades. Such credit transactions include corporate bond and syndicated loan trades. There were no outstanding unsettled trade receivables or payables related to these instruments as of December 31, 2014 compared to a $4.9 million receivable and a $4.7 million payable as of December 31, 2013. Due to the extended settlement nature of most par and distressed bank loan transactions, we are subject to certain market and counterparty credit risks when these trades are outstanding. See our discussion related to these risks included in the “Quantitative and Qualitative Disclosures about Market Risk” section.

As of December 31, 2014, our $115.3 million of investments primarily consists of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2014, FBRCM had total regulatory net capital of $60.8 million, which exceeded its required net capital of $3.8 million by $57.0 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During 2014 we repurchased 2.4 million shares of our common stock at a weighted average share price of $26.92 per share, for a total cost of $64.1 million. Included in these share repurchases were 1.2 million shares repurchased in open market transactions at a weighted average share price of $25.76 per share and a total cost of $30.4 million and 1.2 million shares repurchased pursuant to a modified “Dutch auction” tender offer at a weighted average share price of $28.06 and a total cost of $33.7 million. As of December 31, 2014, the Company had a remaining authority to repurchase up to 0.4 million additional shares.

In February 2015, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to 1 million shares.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to an investment partnership that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Minimum rental commitments(1)	$2,709	$4,952	$4,562	$3,649	$3,241	$20,845	$39,958
Capital commitments(2)	—	—	—	—	—	—	—
Total Contractual Obligations	$2,709	$4,952	$4,562	$3,649	$3,241	$20,845	$39,958

(1)	These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases.
(2)

The table above excludes $2.6 million of uncalled capital commitments to investment partnerships that may be called over the next two years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Quantitative and Qualitative Disclosures about Market Risk

Overall Risk Management

The audit committee of our board of directors has oversight of our risk management framework, and reports to the full board on a quarterly basis regarding our risk management profile. The audit committee regularly meets with our director of risk management to review our risk profile, our policies regarding market and credit risk limits and operations, and our risk tolerance levels and capital limits. Our board of directors has established risk limits applicable to our trading and investment businesses that we monitor daily. In the event risk levels approach the limits, management is required to notify the audit committee, and audit committee approval is required to make any change to the limit levels. The audit committee also regularly meets with our general counsel to discuss legal and regulatory risk issues. In addition, the compensation committee of our board of directors considers the risk associated with overall compensation and how effective our compensation policies are in linking pay to performance and aligning the interest of our executives and shareholders.

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, institutional brokerage, and principal investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the transactional and reputational risks associated with our investment banking and principal investing activities by review and approval of transactions by our management-level commitment committee and investment committee, respectively, prior to accepting an engagement or pursuing a material investment transaction. Our management risk committee oversees our institutional brokerage and investment risk management practices, including identifying risk that could expose us to loss, approving risk limits and policies to control for those risks. As a management oversight and monitoring tool, our management risk committee has set more extensive and lower risk limits applicable to our trading activities than the board-level limits discussed above. These management risk limits cannot be exceeded without obtaining exception approval by senior management.

Our risk management function is designed to monitor and understand the risk profile of each of our trading areas and of our principal investing activities, to consolidate risk and liquidity monitoring company-wide, to assist in implementing effective hedging strategies, and to ensure accurate fair values of our financial instruments. In addition, the risk management function is responsible for bringing elevated-risk situations to the attention of senior management, such as the initiation of a large trading position, the granting of exceptions to position or market access limits, or significant changes in the level of our value at risk exposure.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from our trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. The table below presents the Company’s 95%/one-day VaR for the year ended December 31, 2014 and 2013 (dollars in thousands):

95% / One-Day VaR
For the Year Ended December 31,
2014				2013
Period End	Average	High	Low	Period End	Average	High	Low

$204	$226	$371	$157	$198	$211	$351	$124

The Company’s VaR of $204 thousand at December 31, 2014 is .08% of our shareholder equity as of that date and the change in period end VaR from year to year shows an increase of $6 thousand. The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with securities sold but not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $0.1 million at December 31, 2014. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the section Equity Price Risk.

The primary method used to test the reasonableness of the VaR measure is to compare actual daily trading revenue fluctuations with the daily VaR estimate. If the lowest 5th percentile of daily trading revenues in the revenue fluctuations analysis are less than the loss predicted by the 95th percentile VaR estimate, then the VaR estimate is considered a reasonable predictor of actual trading results. In performing this comparison, the Company’s definition of trading revenues and losses includes commissions, sales credits, net interest income, and gains and losses from intraday trading in the Company’s market-making trading businesses. It does not include the activities of investments in equity that are described in detail in the section Equity Price Risk below.

The following table provides the actual daily trading revenue fluctuations during the year ended December 31, 2014. Over this twelve-month period, the lowest 5th percentile of all trading days is represented by the first, second and third columns from the left in the table below, which reflect the thirteen lowest days of daily trading revenue. Although not specifically shown in the table, during this thirteen-day period, the average daily trading revenues were net gains of $60 thousand and the lowest one-day revenue was a net gain of $34 thousand. As evidenced by these results, during the year ended December 31, 2014 we did not incur losses that were in excess of our average one-day VaR.

Trading Revenues
Daily P&L Histogram
Year Ended December 31, 2014
$ in Thousands
Number of Trading Days
60
50
40
30
20
10
-
< $0
$0 - $40
$41 - $80
$81 - $120
$121-$160
$161 - $200
$201-$240
$241-$280
$281-$320
$321-$360
$361-$400
$401-$440
$441-$480
$481-$520

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2014. The fair value of the $14.8 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $16.3 million and $13.3 million, respectively, and the fair value of the $2.5 million of other equity investments would increase or decrease to $2.7 million and $2.3 million, respectively.

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

Credit Risk. Our broker-dealer subsidiary clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At December 31, 2014 and December 31, 2013, we have recorded no liabilities with regard to this right. During the twelve months ended December 31, 2014 and 2013, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

Our due from and to brokers, dealers and clearing organizations balances include unsettled trades associated with our credit sales and trading platform. These transactions include corporate bonds and syndicated loan trades. As part of this activity, we incur market and counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed bank loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, we are at risk if one of our counterparties defaults on a trade obligation and we have to meet this obligation at market prices that are adverse relative to the original trade. We manage this exposure by calculating the current and potential default exposure on each trade and maintaining risk limits for each counterparty with whom we have outstanding bank loan trades.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and follow general practices within the industry in which we operate. The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, market information, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices from an exchange are used to value these securities. Non-public equity securities, which primarily include securities where the Company acted as a placement agent in an offering of equity securities and where the Company facilitates over-the-counter trading activity for the securities, are classified within Level 3 of the fair value hierarchy. In determining the fair value of these securities, the Company considers enterprise value and analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. Non-exchange traded warrants to purchase equity securities are classified as Level 3 as a Black-Scholes valuation model is used to value these securities.

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S. government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from one independent broker dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments. The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided; such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (private equity, debt funds and fund of funds), the Company classifies these investments within Level 2 or Level 3 depending on the redemption attributes of our investment. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

As of December 31, 2014, our financial instruments, valued at fair value, classified as Level 1, Level 2, and Level 3 were $15.1 million, $101.1 million, and $49.8 million, respectively. As of December 31, 2014, financial instruments measured and reported at fair value on a recurring basis and classified within Level 3 were 4.8% of our total assets.

Securities and Principal Investments

Trading securities and investments owned by our broker-dealer subsidiary and securities sold but not yet purchased are recorded on the trade-date and carried at fair value. Realized and unrealized gains and losses from trading desk securities are reflected in institutional brokerage revenue in the consolidated statements of operations. Realized and unrealized gains and losses from investment portfolio positions are reflected in net investment income in the statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are recorded on the trade date and designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations. Investments in equity securities of non-

public companies that are held in non-broker-dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825, “Financial Instruments” (“ASC 825”), to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

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

As of December 31, 2014, we held $2.3 million of investments in marketable and non-public equity securities accounted for as trading under ASC 320 or at fair value under ASC 825, and $7.0 million of non-public equity securities held in a non-broker-dealer subsidiary that are carried at cost. As of December 31, 2014, we evaluated our portfolio of investments in securities of non-public companies carried at cost for other-than-temporary impairments. Based on our evaluation of these investments we concluded that none of these investments was in an unrealized loss position as of December 31, 2014. Regarding our available-for sale securities, as of December 31, 2014, we held no marketable equity securities that were in unrealized loss positions.

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

The Company’s investments in proprietary investment funds have included non-registered investment companies as well as open-ended registered investment companies, or mutual funds. As of December 31, 2014, these investments total $104.9 million and are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the consolidated statements of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

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

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the guidance in ASC 740, it is more likely than not that they will not be realized. As of December 31, 2014 our net deferred tax assets totaled $32.2 million and were offset by a $3.5 million valuation allowance.

Following the criteria in ASC 740, the Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. At December 31, 2013, the Company’s net deferred tax assets totaled $49.2 million and were offset by a valuation allowance of $18.3 million. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of December 31, 2014, the Company determined that a valuation allowance of $3.5 million related to its $5.4 million of capital loss carryforwards was appropriate. We will continue to assess the need to maintain this valuation allowance at each reporting date. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2014, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

BDO USA, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears on F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report on Form 10-K:

1. Financial Statements. The audited consolidated financial statements of FBR & Co. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this report on Form 10-K, including the notes thereto and the reports of, the independent registered public accounting firms, BDO USA, LLP and PricewaterhouseCoopers LLP, thereon.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 25, 2014).

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

Exhibit Number	Description

10.13	FBR & Co. Retention and Incentive Plan (“RI Plan I”) (Effective February 8, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2012).†

10.14	Form of Retention and Incentive Plan Award Letter under RI Plan I (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 14, 2012). †

10.15	Form of RSU Award Letter under RI Plan I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 14, 2012). †

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

10.19	2013 Performance Share Unit Program (Effective March 11, 2013) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 15, 2013).†

10.20	Form of 2013 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2013). †

10.21	Form of 2013 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 15, 2013).†

10.22	Form of 2014 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2014).†

10.23	Form of 2014 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2014).†

10.24	Form of 2015 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 12, 2015).†

10.25	Form of 2015 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 12, 2015).†

10.26

Deed of Lease, dated November 15, 2013 between FBR Capital Markets & Co., a Delaware corporation and 1300 N. 17th Street, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2013).

10.27

Guaranty of Lease, dated November 15, 2013 between FBR & Co, a Virginia corporation and 1300 N. 17th Street, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 20, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

FBR & CO.

Date: March 16, 2015	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Richard J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 16, 2015
RICHARD J. HENDRIX

/s/ Bradley J. Wright	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 16, 2015
BRADLEY J. WRIGHT

/s/ Robert J. Kiernan	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 16, 2015
ROBERT J. KIERNAN

/s/ Dr. Reena Aggarwal	Director	March 16, 2015
REENA AGGARWAL

/s/ Thomas J. Hynes, Jr.	Director	March 16, 2015
THOMAS J. HYNES, JR.

/s/ Richard A. Kraemer	Director	March 16, 2015
RICHARD A. KRAEMER

/s/ Arthur J. Reimers	Director	March 16, 2015
ARTHUR J. REIMERS

/s/ William F. Strome	Director	March 16, 2015
WILLIAM F. STROME

FBR & Co.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FBR & Co.

Arlington, Virginia

We have audited the accompanying consolidated balance sheet of FBR & Co. as of December 31, 2014 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBR & Co. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBR & Co.'s internal control over financial reporting as of December 31, 2014, based on criteria established Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

Bethesda, Maryland

March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FBR & Co.

Arlington, Virginia

We have audited FBR & Co.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBR & Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FBR & Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FBR & Co. as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

Bethesda, Maryland

March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FBR & Co.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of FBR & Co. and its subsidiaries (the “Company”) at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 14, 2014

FBR & Co.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$108,962	$207,973
Receivables:
Securities borrowed	594,674	—
Due from brokers, dealers and clearing organizations	94,489	4,949
Customers	3,349	4,485
Other	5,227	658
Financial instruments owned, at fair value	166,047	144,743
Other investments, at cost	7,000	7,681
Goodwill and intangible assets	4,921	—
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	15,388	3,286
Deferred tax assets, net of valuation allowance	28,648	30,893
Prepaid expenses and other assets	6,392	5,904
Total assets	$1,035,097	$410,572

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$595,717	$—
Securities sold but not yet purchased, at fair value	121,310	42,241
Accrued compensation and benefits	34,571	58,502
Accounts payable, accrued expenses and other liabilities	23,093	10,351
Due to brokers, dealers and clearing organizations	—	8,701
Total liabilities	774,691	119,795

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 8,388,697 and 10,545,509 shares issued and outstanding, respectively	8	11
Additional paid-in capital	302,720	362,983
Restricted stock units	34,353	21,487
Accumulated other comprehensive income, net of taxes	44	34
Accumulated deficit	(76,719)	(93,738)
Total shareholders’ equity	260,406	290,777
Total liabilities and shareholders’ equity	$1,035,097	$410,572

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Investment banking:
Capital raising	$103,902	$186,516	$84,144
Advisory	11,353	9,697	6,525
Institutional brokerage	56,182	53,738	52,472
Net investment income	17,774	6,920	4,906
Interest	13,067	1,790	2,765
Dividends and other	1,030	1,160	680
Total revenues	203,308	259,821	151,492
Interest expense	21,183	—	—
Revenues, net of interest expense	182,125	259,821	151,492

Non-interest expenses:
Compensation and benefits	103,811	144,720	82,672
Professional services	13,259	12,326	12,839
Business development	11,689	9,602	9,394
Clearing and brokerage fees	4,757	4,922	7,490
Occupancy and equipment	13,480	12,271	15,755
Communications	11,514	11,101	12,553
Other operating expenses	6,255	7,609	6,861
Total non-interest expenses	164,765	202,551	147,564
Income from continuing operations before income taxes	17,360	57,270	3,928
Income tax expense (benefit)	341	(27,483)	(1,078)
Income from continuing operations, net of taxes	17,019	84,753	5,006
Income from discontinued operations, net of taxes	—	8,159	24,685
Net income	$17,019	$92,912	$29,691

Basic income per share:
Income from continuing operations, net of taxes	$1.66	$7.09	$0.38
Income from discontinued operations, net of taxes	—	0.68	1.86
Basic income per share	$1.66	$7.77	$2.24

Diluted income per share:
Income from continuing operations, net of taxes	$1.48	$6.54	$0.36
Income from discontinued operations, net of taxes	—	0.63	1.79
Diluted income per share	$1.48	$7.17	$2.15
Basic weighted average shares outstanding (in thousands)	10,283	11,963	13,274
Diluted weighted average shares outstanding (in thousands)	11,465	12,960	13,798
The accompanying notes are an integral part of these consolidated financial statements.

FBR & CO.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$17,019	$92,912	$29,691
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes of $7, $22, and $0, respectively	10	1,128	(1,113)
Comprehensive income	$17,029	$94,040	$28,578

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2011	13,745	$13	$413,266	$(673)	$29,013	$19	$(216,341)	$225,297
Net income	—	—	—	—	—	—	29,691	29,691
Issuance of common stock, net of forfeitures	342	1	8,371	366	(9,437)	—	—	(699)
Repurchase of common stock	(1,863)	(2)	(20,868)	—	—	—	—	(20,870)
Stock compensation expense for options granted to purchase common stock	—	—	1,899	—	—	—	—	1,899
Issuance of restricted stock units	—	—	—	—	5,659	—	—	5,659
Change in unrealized (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	(1,113)	—	(1,113)
Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864
Net income	—	—	—	—	—	—	92,912	92,912
Issuance of common stock, net of forfeitures	699	1	14,880	307	(13,688)	—	—	1,500
Repurchase of common stock	(2,378)	(2)	(55,539)	—	—	—	—	(55,541)
Stock compensation expense for options granted to purchase common stock	—	—	974	—	—	—	—	974
Issuance of restricted stock units	—	—	—	—	9,940	—	—	9,940
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,128	—	1,128
Balances at December 31, 2013	10,545	$11	$362,983	$—	$21,487	$34	$(93,738)	$290,777
Net income	—	—	—	—	—	—	17,019	17,019
Issuance of common stock, net of forfeitures	224	—	3,624	—	(3,100)	—	—	524
Repurchase of common stock	(2,380)	(3)	(64,091)	—	—	—	—	(64,094)
Stock compensation expense for options granted to purchase common stock	—	—	204	—	—	—	—	204
Issuance of restricted stock units	—	—	—	—	15,966	—	—	15,966
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	—	10	—	10
Balances at December 31, 2014	8,389	$8	$302,720	$—	$34,353	$44	$(76,719)	$260,406

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$17,019	$92,912	$29,691
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,990	1,290	2,391
Deferred income taxes	2,239	(30,915)	—
Net investment income from investments.	(17,774)	(6,920)	(5,035)
Gain on the sale of assets.	—	(8,944)	(24,189)
Stock compensation	9,397	8,457	7,894
Securities received in lieu of cash	—	—	(810)
Other	192	166	2,061
Changes in operating assets
Receivables:
Securities borrowed	(594,674)	—	—
Brokers, dealers and clearing organizations	(5,405)	(279)	1,378
Customers	780	(2,003)	77
Affiliates	(4,022)	(71)	23
Interest, dividends and other	(468)	681	5,434
Trading securities	499	16,029	(1,005)
Prepaid expenses and other assets	(483)	979	3,408
Changes in operating liabilities:
Securities loaned	595,717	—	—
Trading account securities sold but not yet purchased	(2,863)	(14,688)	21,433
Accounts payable, accrued expenses and other liabilities	2,412	(7,796)	(5,519)
Accrued compensation and benefits	(16,614)	41,519	3,312
Brokers, dealers and clearing organizations	(8,702)	5,003	(2,552)
Net cash (used in) provided by operating activities	(20,760)	95,420	37,992
Cash flows from investing activities
Purchases of investment securities and other investments	(74,382)	(68,864)	(48,244)
Proceeds from sales of and distributions from investments	60,681	38,190	50,293
Settlement securities sold but not yet purchased	(208,848)	—	—
Securities sold but not yet purchased	301,230	—	(71)
Due from brokers, dealers and clearing organizations	(84,134)	—	—
Proceeds from sale of assets	—	19,294	19,692
Purchase of securities lending business	(1,000)	—	—
Purchases of furniture, equipment, software, and leasehold improvements	(9,509)	(882)	(460)
Net cash (used in) provided by investing activities	(15,962)	(12,262)	21,210
Cash flows from financing activities
Repurchases of common stock	(64,094)	(55,541)	(20,870)
Proceeds from sales of common stock and repayments of employee stock purchase plan	1,805	5,431	801
Net cash used in financing activities	(62,289)	(50,110)	(20,069)
Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(99,011)	33,048	39,133
Cash and cash equivalents, beginning of period	207,973	174,925	135,792
Cash and cash equivalents, end of period	$108,962	$207,973	$174,925
Supplemental cash flows disclosures
Income tax payments	$3,339	$3,372	$251
Interest payments	$21,775	$—	$—
Non-cash operating activities
Securities received in exchange for services provided, fair value at receipt date	$—	$—	$810
Non-cash investing activities
Leasehold improvement incentives	$4,434	$—	$—
Acquisition of securities lending business - contingent consideration	$4,070	$—	$—

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

FBRCM is an SEC-registered broker-dealer and member of the Financial Industry Regulatory Authority Inc. (“FINRA”). FBRCM acts as an introducing broker and forwards all transactions to clearing brokers on a fully disclosed basis. FBRCM does not hold funds or securities for, nor owe funds or securities to, customers. In addition, FBRCM provides capital raising and advisory services. The Company conducts its syndicated loan trading activity at FBRLT.

FBRPT holds and manages the Company’s portfolio of investments which includes investments in non-registered investment funds, marketable equity securities, non-public equity securities, U.S. government securities and corporate debt investments.

Prior to December 2012, the Company’s subsidiary FBR Fund Advisers, Inc. (“FBRFA”) was an SEC-registered investment adviser and manager of The FBR Funds, a family of mutual funds. In June 2012, the Company entered into a definitive agreement to sell the assets related to the management of the FBR Funds and on October 26, 2012, completed this sale (“sale of the FBR Funds”). As a result of the Company’s decisions, during the second quarter of 2012 the Company began reporting the results of its asset management operations as discontinued operations (see Note 14).

The Company’s subsidiary FBR Investment Services, Inc. (“FBRIS”) was the distributor of The FBR Funds. Subsequent to the sale of the FBR Funds, FBRIS has not conducted any business activity. During the year ended December 31, 2013, FBRIS terminated its registration with the SEC as a broker-dealer and was liquidated.

Nature of Operations

The Company’s principal business activities, including capital raising, financial advisory, institutional sales and trading, differentiated securities research and securities lending are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the following industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate, and technology, media and telecommunications. Additionally, beginning in August 2014 the Company provides securities lending services to a broad group of banks and broker-dealers.  These services include facilitating the sourcing, borrowing and lending of equity and fixed income securities (see Note 4). By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues may vary significantly from quarter-to-quarter and year-to-year.

Concentration of Revenue

A substantial portion of the Company’s investment banking revenues may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2014, 2013 and 2012 investment banking revenue accounted for 63%, 76%, and 60%, respectively, of the Company’s revenues, net of interest expense. For the years ended December 31, 2014, 2013, and 2012, 74%, 89%, and 86%, respectively, of the Company’s investment banking revenues were related to the financial and real estate sectors. In addition, 46% of 2014 revenues in these sectors were derived from three transactions, 41% of 2013 revenues in these sectors were derived from two transactions, and 54% of 2012 revenues in these sectors were derived from two transactions.

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

On February 28, 2013, the Company affected a one-for-four reverse stock split of the Company’s issued and outstanding common stock. While this reverse stock split reduced the number of issued and outstanding common shares, it had no effect on the Company’s total shareholders’ equity. Pursuant to the requirements of the FBR & Co. Long Term Incentive Plan and the provisions of the reverse stock split, all outstanding stock awards under the plan have been adjusted. These adjustments reduced the number of outstanding awards and, in addition for options to purchase common stock, the applicable exercise price, but had no effect on the unrecognized compensation expense applicable to these awards.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business. As of December 31, 2014 and 2013, approximately 92% and 87%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities directly or indirectly guaranteed by the U.S. government. The Company holds cash in financial institutions in excess of FDIC insured limits, and the Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments.

Securities Borrowed and Securities Loaned

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

The Company accounts for securities lending transactions in accordance with Accounting Standards Update (“ASU”) 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” requiring companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the consolidated balance sheets.

Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from or payable to the clearing brokers represents the net of proceeds from unsettled securities sold, the Company’s clearing deposit and amounts receivable for commissions less amounts payable for unsettled securities purchased by the Company and amounts payable for clearing costs and other settlement charges. This amount also includes the cash collateral received for securities loaned less cash collateral for securities borrowed. The amounts payable are fully collateralized by all of the securities owned by the Company and held on deposit at the clearing broker. In addition, these balances include unsettled trades associated with our credit sales and trading platform. These transactions include trades in certain sectors of the corporate bond and syndicated loan markets.

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

The Company determines fair values for the following assets and liabilities:

Equity securities, listed options and warrants—The Company classifies marketable equity securities and listed options within Level 1 of the fair value hierarchy because quoted market prices from an exchange are used to value these securities. Non-public equity securities, which primarily include securities where the Company acted as a placement agent in an offering of equity securities and where the Company facilitates over-the-counter trading activity for the securities, are classified within Level 3 of the fair value hierarchy. In determining the fair value of these securities, the Company considers enterprise value and analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. Non-exchange traded warrants to purchase equity securities are classified as Level 3 as a Black-Scholes valuation model is used to value these securities.

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S. government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from one independent broker dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments. The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided; such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. For investments in non-registered investment companies (hedge funds and private equity funds), the Company classifies these investments within Level 2 or Level 3 depending on the redemption attributes of the Company’s investment. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.

The estimated fair values of the Company’s financial instrument assets and liabilities which are not measured at fair value on the consolidated balance sheets are as follows:

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$108,962	$108,962	$—	$—	$108,962
Due from broker, dealers and clearing organizations	94,489	—	94,489	—	94,489
Non-interest bearing receivables	103,065	—	103,065	—	103,065
Other investments, at cost	7,000	—	—	7,395	7,395
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	23,093	—	23,093	—	23,093

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$207,973	$207,973	$—	$—	$207,973
Due from brokers, dealers and clearing organizations	4,949	—	4,949	—	4,949
Non-interest bearing receivables	5,143	—	5,143	—	5,143
Other investments, at cost	7,681	—	—	7,828	7,828
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	10,351	—	10,351	—	10,351
Due to brokers, dealers and clearing organizations	8,701	—	8,701	—	8,701

The carrying amounts noted above for cash and cash equivalents, due from brokers, dealers and clearing organizations, non-interest bearing receivables, accounts payable, accrued expenses and other liabilities and due to brokers, dealers and clearing organizations approximate fair value due to the short term nature of these items and/or minimal credit risk. The fair value of other investments, at cost is determined based on the Company’s assessment of enterprise values as discussed above.

Securities and Principal Investments

Trading securities and investments owned by the Company’s broker-dealer subsidiary and securities sold but not yet purchased are recorded on the trade-date and carried at fair value. Realized and unrealized gains and losses from trading desk securities are reflected in institutional brokerage revenue in the consolidated statements of operations. Realized and unrealized gains and losses from investment portfolio positions are reflected in net investment income in the consolidated statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are recorded on the trade date and designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Investments in equity securities of non-public companies that are held in non-broker-dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825, “Financial Instruments” (“ASC 825”), to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

The Company evaluates available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of the Company’s investments in marketable equity securities designated as available-for-sale can fluctuate significantly. The value of the Company’s investments in securities of non-public companies can also fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions of the Company and consideration of the liquidity and size of the Company’s position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income in the consolidated statements of operations.

For unrealized losses that are determined to be temporary, the Company continues to evaluate these at each reporting date. If the Company determines at a future date that an impairment of a marketable equity security is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recognized as an other-than-temporary impairment loss at the time the determination is made.

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

The Company’s investments in proprietary investment funds have included non-registered investment companies as well as open-ended registered investment companies, or mutual funds. As of December 31, 2014 and 2013, these investments are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the consolidated statements of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

Goodwill and Intangible Assets

The Company’s intangible assets consist of intangible assets with finite useful lives. All of these intangible assets were recognized as a result of a business combination that was completed in August 2014 (see Note 4).  Goodwill is not amortized but is tested annually for impairment (during the third quarter) or more frequently if an adverse event occurs that may indicate impairment.  The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

Furniture, Equipment, Software and Leasehold Improvements

Furniture, equipment, software and leasehold improvements are stated at cost less accumulated depreciation and amortization. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of three to five years. Amortization of purchased software is recorded over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term.

Leases

The Company leases its corporate headquarters and other offices under non-cancelable leases. The terms of the Company’s lease agreements range up to 11 years and may contain renewal options, escalation clauses, rent-free periods and operating cost adjustments.

For leases that contain escalation clauses or rent-free periods, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes possession of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of accounts payable and accrued expenses and other liabilities. Lease incentives received upon entering into certain leases are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property or receives the incentive to the end of the initial lease term. The Company records the unamortized portion of lease incentives as part of accounts payable, accrued expenses and other liabilities.

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

Institutional Brokerage Revenues

Institutional brokerage revenues consist of commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses. Revenues generated from securities transactions and related commission income and expense are recorded on the trade date. Institutional brokerage revenues also include direct payments received by the Company for equity research.

Compensation and Benefits

Compensation and benefits includes base salaries, incentive compensation, stock-based compensation, employee benefit costs, and employer taxes. Incentive compensation is a significant component of compensation expense and is accrued based on the Company’s performance and the contribution of key business units, and in certain limited cases, using pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis. The Company recognizes stock-based compensation expense in the consolidated statements of operations based on the grant-date fair value of awards of equity instruments issued to employees. The grant-date fair value is based on the closing price of FBR & Co.’s common stock on the date of grant. The expense is recognized over the period during which employees are required to provide service. The expense is recorded net of an estimated forfeiture rate for awards on the date of grant.

Income Taxes

The Company files a consolidated U.S. federal income tax return. The Company is also subject to income tax in various states and municipalities in which it operates. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation and our consideration of the criteria in ASC 740, “Income Taxes” (“ASC 740”), it is more likely than not that they will not be realized. Tax liabilities for uncertain tax positions are recorded in accordance with ASC 740. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of other operating expenses in the consolidated statements of operations.

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

Income Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to include the dilutive effect of unvested RSUs and shares of restricted stock that are subject forfeiture and the conversion of all potentially dilutive options to purchase common stock.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same- jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carry-forwards that are created by the unrecognized tax benefits. This standard is effective for the Company beginning on January 1, 2014. The Company’s adoption of this guidance did not have a significant effect on its disclosures, financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company does not anticipate that the adoption of ASU 2014-15 will have a material impact on its consolidated financial statements.

Note 3. Investments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of December 31, 2014 and 2013, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2014	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$14,832	$14,758	$—	$74
Listed options	2	2	—	—
Convertible and fixed income debt instruments	42,864	—	42,864	—
	57,698	14,760	42,864	74
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	2,325	175	—	2,150
Warrants	964	—	—	964
Designated as available-for-sale:
Marketable equity securities	172	172	—	—
	3,461	347	—	3,114
Investment funds	104,888	—	58,292	46,596
Total	$166,047	$15,107	$101,156	$49,784
Securities sold but not yet purchased, at fair value:
U.S. Treasury securities	$84,950	$84,950	$—	$—
Marketable and non-public equity securities	34,043	34,043	—	—
Convertible and fixed income debt instruments	2,317	—	2,317	—
Total	$121,310	$118,993	$2,317	$—

As of December 31, 2014, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $49,784 or 4.8% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2014:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$2,224	Over-the-counter trading activity	$0 - $34.00/share	$11.56
Black-Scholes—assets	$964	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.1%	2.1%

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

The table above excludes $46,596 of investments in 10 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

As of December 31, 2013, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $72,732 or 17.7% of the Company’s total assets at that date. As of December 31, 2013, financial liabilities measured and reported at fair value on a recurring basis and classified within Level 3 were $1,499 or 1.3% of the Company’s total liabilities at the date. Regarding these Level 3 financial assets and financial liabilities, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2013:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$9,539	Over-the-counter trading activity	$ 0.77 - $19.00/share	$13.44
Market approach—liabilities	$1,499	Over-the-counter trading activity	$65.15/share	$65.15
Black-Scholes—assets	$1,996	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.9%	2.9%

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets:

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2014	$11,535	$(1,499)	$61,197	$71,233
Total net gains (losses) (realized/unrealized)
Included in earnings	(254)	(122)	2,825	2,449
Included in other comprehensive income	—	—	—	—
Purchases	124,223	6,043	51,696	181,962
Sales/Distributions	(126,067)	(4,422)	(10,830)	(141,319)
Transfers out of Level 3	(6,249)	—	(58,292)	(64,541)
Ending balance, December 31, 2014	$3,188	$—	$46,596	$49,784
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$266	$—	$2,376	$2,642

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2013	$2,615	$—	$17,600	$20,215
Total net gains (losses) (realized/unrealized)
Included in earnings	4,095	275	4,269	8,639
Included in other comprehensive income	—	—	—	—
Purchases	427,110	—	39,671	466,781
Sales/Distributions	(421,116)	(1,774)	(343)	(423,233)
Transfers out of Level 3	(1,169)	—	—	(1,169)
Ending balance, December 31, 2013	$11,535	$(1,499)	$61,197	$71,233
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$2,714	$275	$4,273	$7,262

     During the years ended December 31, 2014 and 2013, transfers were made out of Level 3 and into Level 1 for equity securities that were previously non-public equity securities and during the periods became publicly traded. Additionally, transfers were made out of Level 3 and into Level 2 during the year ended December 31, 2014 for nine investment funds based on the redemption provisions of the funds. There were no transfers of securities into, or out of, Level 2 financial assets during the year ended December 31, 2013.

Gains and losses from Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2014, 2013, and 2012, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
Total gains and losses included in earnings for the period:
Institutional brokerage	$38	$1,722	$187
Net investment income	2,410	6,917	1,033
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	(38)	438	50
Net investment income	2,680	6,824	910

Items Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets and liabilities and other assets at fair value on a non-recurring basis including items such as intangibles, fixed assets and estimated contingent consideration payable. Adjustments to the fair value of these assets and liabilities usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets.  Adjustments to the fair value of contingent consideration payable would result from differences between the underlying forecasted securities lending results and actual results (see Note 4). Due to the nature of these assets, unobservable inputs are used to value these assets and liabilities. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets and liabilities are classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2014, there were no assets or liabilities measured at fair value for which there was a change in carrying value. During the year ended December 31, 2013, other than the recognition of an other-than-temporary impairment loss of $545 related to a marketable equity security, there were no assets measured at fair value on a non-recurring basis for which there was a change in carrying value. During the year ended December 31, 2012, other than the recognition of a $9,846 receivable related to the sale of the FBR Funds (see Note 14), there were no assets measured at fair value on a non-recurring basis for which there was a change in carrying value.

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2014, and during the years ended December 31, 2014 and 2013, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiary that were classified as trading securities. In addition, as of December 31, 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiary that were classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the consolidated statements of operations. In addition, pursuant to ASC 825, from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the consolidated statements of operations. During 2014, the Company elected to account for two non-public equity securities, purchased at a cost of $6,148, at fair value. During 2013, the Company elected to account for one non-public equity security, purchased at a cost of $3,854, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Year Ended December 31,
	2014	2013	2012
Net gains recognized on trading securities	$3,630	$1,213	$3,722
Less: Net gains recognized on trading securities sold during the period	(3,732)	(261)	(3,665)
Unrealized (losses) gains recognized on trading securities still held at the reporting date	$(102)	$952	$57

As part of the Company’s investing activities, during 2014 the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security and two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. These securities mature in May 2016, November 2015 and February 2016, respectively. The Company closed the two $100,000 face value positions during the fourth quarter of 2014. The $75,000 face value position was open at December 31, 2014 and is included in securities sold but not yet purchased on the Company’s consolidated balances sheet. During the year ended December 31, 2014, the Company recognized realized and unrealized gains of $10,451 related to these short sales. Proceeds from open short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s balance sheet. Such amounts are not available for withdrawal and are subject to closure of the open short positions. During the year ended December 31, 2014, the Company incurred $11,678 of interest expense related to these transactions. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Fair Value of the Investments Valued at NAV

As of December 31, 2014 and 2013, the Company has $104,888 and $61,197, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$57,532	$—	$44,789	$—
Multi-strategy	37,890	—	15,439	—
Private equity funds	9,466	2,586	969	400
Total	$104,888	$2,586	$61,197	$400

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates. As of December 31, 2014, 56% of the fair value of the Company’s fund investments, or $58,292 of the hedge funds, was redeemable on either a monthly or quarterly basis with notice periods of 60 days or less, 25% of the fair value, or $26,059 of the hedge funds, was redeemable on a quarterly basis with notice periods of between 90 days and 180 days. In addition, 11% of the fair value, or $11,071 of the hedge funds was subject to lockup provisions 46% of which will expire during 2015.

The Company’s fixed income and credit-related hedge fund investments include funds that primarily employ long-short or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. The Company’s multi-strategy fund investments include funds that pursue a variety of fixed income, credit and asset-backed strategies to realize short and long term gains. Management of these hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities.

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2014 it was estimated that these funds will be liquidated in the next three years.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2014 and 2013, the Company has certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated were as follows:

	December 31, 2014
		Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable equity securities	$100	$72	$—	$172

	December 31, 2013
		Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable equity securities	$108	$48	$—	$156

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$34	$(1,094)	$19
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	10	619	(1,113)
Reclassification adjustment for recognized losses included in net income, net of taxes	—	509	—
Ending balance	$44	$34	$(1,094)

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its statement of operations. During the years ended December 31, 2014, 2013 and 2012, the Company recorded other-than-temporary impairment losses of $-0-, $545 and $-0-, respectively, in the consolidated statements of operations relating to marketable equity securities.

The Company did not hold any marketable equity securities that were in unrealized loss positions as of December 31, 2014 and 2013. During the year ended December 31, 2013, the Company recognized a $545 other-than-temporary impairment loss related to a company in the financial services industry. The Company recognized this impairment loss as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during 2013 specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257.

There were no sales of marketable equity securities designated as available-for-sale during the year ended December 31, 2014. During the year ended December 31, 2013, the Company received $25,431 from sales of marketable equity securities designated as available-for-sale resulting in gross gains of $698 and gross losses of $32. There were no sales of marketable equity securities designated as available-for-sale during the year ended December 31, 2012.

Other Comprehensive Income (Loss)

The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component for the period indicated along with detail regarding reclassifications from other comprehensive income (loss). All such reclassifications from other comprehensive income (loss) are included in net investment income in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2014	2013
Accumulated other comprehensive income (loss), Beginning balance	$34	$(1,094)
Other comprehensive income before reclassifications	10	619
Amounts reclassified from other comprehensive loss	—	509
Accumulated other comprehensive income, at period end	$44	$34

	Year Ended December 31,
	2014	2013
Reclassifications from other comprehensive income (loss)
Other-than-temporary impairment loss	$—	$545
Realized gains on sale of securities	—	(36)
Total	$—	$509

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	December 31,
	2014	2013
Non-public equity securities	$7,000	$2,681
Corporate debt investments	—	5,000
	$7,000	$7,681

The Company evaluates its portfolio of other investments, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective underlying companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the years ended December 31, 2014, 2013, and 2012.

During the year ended December 31, 2014, the Company received proceeds of $1,428 from the sale of a non-public equity security resulting in a gross gain of $1,176, and the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment. In addition, during the year ended December 31, 2014, a non-public equity security carried at cost with a basis of $428 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded. There were no sales of, or distributions from, non-public equity securities during 2013. The Company received $317 from the maturity of a note receivable that was carried at cost during 2013. In addition, during 2013 a non-public equity security carried at cost with a basis of $2,390 became publicly traded. The Company designated this security as trading at the time it became publicly traded. There were no sales of, or distribution from, non-public equity securities during 2012.

Note 4. Securities Lending:

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBRCM agreed to purchase LCM’s securities lending business (the “Transaction Agreement”) and on August 4, 2014, the Company completed its purchase of this business. As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The Company believes that this acquisition will be accretive to its overall revenue per employee and operating margin. Pursuant to the terms of the Transaction Agreement, the Company made an initial cash payment of $1,000 at closing and is obligated to make additional payments that are contingent on the performance of the business over the next 18 months. As described below, as of December 31, 2014, the Company has estimated these aggregate contingent payments to be $4,070 and has included this in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Company will continue to assess the value of this contingent consideration at each reporting date until its obligations are satisfied. As a result of this purchase, the Company recorded goodwill of $2,570 and a finite-lived intangible asset related to acquired customer relationships of $2,500.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2014:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offset ing upon counterparty default (2)	Net amounts
Securities borrowed	$594,674	$—	$594,674	$594,674	$—
Securities loaned	$595,717	$—	$595,717	$595,717	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

The Company accounted for its acquisition of LCM’s securities lending business in accordance with ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The Company’s estimate of contingent consideration and estimates of fair value included in the financial statements, in conformity with ASC 820, represent the Company’s best estimates and valuations. These estimates and underlying assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in its valuations will be realized, and actual results could vary materially. The table below summarizes the preliminary estimates of contingent consideration, and the fair value of the assets acquired and liabilities assumed as of the acquisition date. The Company incurred $379 of transaction costs related to this acquisition that are included in professional services expense in the consolidated statements of operations:

Purchase Price:
Cash paid	$1,000
Estimated contingent consideration	4,070
Total	$5,070
Fair Value of Assets Acquired:
Securities borrowed	675,709
Due from brokers, dealers and clearing organizations	357
Total	$676,066
Fair Value of Liabilities Assumed:
Securities loaned	$676,066

Purchase price allocated to goodwill	$2,570
Purchase price allocated to intangible assets	2,500
Total purchase price	$5,070

The goodwill and intangible asset balances are included in the Company’s capital markets segment and these balances are expected to be deductible for tax purposes. The customer relationship intangible assets will be amortized over their estimated useful life of seven years on a straight-line basis. During the year ended December 31, 2014, the Company recorded $149 of amortization expense related to this intangible asset that is included in other operating expenses in the Company’s statement of operations.  The Company expects to recognize $358 of comparable amortization expense annually over the next five years.

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2014	2013
Leasehold improvements	$17,340	$16,277
Furniture and equipment	10,776	13,001
Software	7,303	8,192
	35,419	37,470
Less: Accumulated depreciation and amortization	(20,031)	(34,184)
	$15,388	$3,286

For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $1,841, $1,290, and $2,160, respectively. For the year ended December 31, 2014, the Company incurred losses of $26 related to the write-off of retired fixed assets. For the year ended December 31, 2013, the Company did not incur any losses related to fixed assets, and during the year ended December 31, 2012 the Company incurred losses of $769 related to the write-off of leasehold improvements as a result of lease terminations.

Note 6. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Federal	$(2,030)	$3,010	$(1,122)
State and local	126	317	44
	$(1,904)	$3,327	$(1,078)

Current	$(1,904)	$3,327	$(1,078)
Deferred	2,245	(30,810)	—
	$341	$(27,483)	$(1,078)

Deferred tax assets and liabilities consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets
Stock-based and other compensation	$23,105	$22,775
Capital loss carry forward	5,383	17,593
Net operating loss, Domestic	4,574	4,115
AMT credit carry forward	1,666	—
Depreciation and amortization	367	5,670
Other, net	556	1,083
Total deferred tax assets	35,651	51,236
Deferred tax liabilities
Partnership income	(2,077)	(2,071)
Deferred expenses	(1,391)	—
Net deferred tax assets	32,183	49,165
Valuation allowance	(3,535)	(18,272)
Net deferred tax asset	$28,648	$30,893

Following the criteria in ASC 740, the Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis by assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. At December 31, 2013, the Company’s net deferred tax assets totaled $49,165 and were offset by a valuation allowance of $18,272. This valuation allowance related to capital loss carryforwards and net unrealized losses on investments and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of December 31, 2014, the Company determined that a valuation allowance of $3,535 related to its $5,383 of capital loss carryforwards was appropriate.  The Company will continue to assess the need to maintain this valuation allowance at each reporting date. Recognition of these deferred tax assets will be dependent on the Company’s ability to generate capital gains.

As of December 31, 2014, the Company has $1,580 of domestic federal net operating loss carryforwards. The Company has state and local net operating loss carryforwards of $6,185 on a tax-effected basis, excluding the federal tax benefit. The state and local net operating losses include no tax benefit related to windfalls from the vesting of equity compensation. The state and local net operating loss carryforwards begin to expire in 2028.

As of December 31, 2014, the Company has pre-tax capital loss carryforwards for federal tax purposes of $13,012 which will expire in 2015 if not utilized. As of December 31, 2014, the Company has pre-tax capital loss carryforwards for state tax purposes of $11,512 and $9,783 which will expire in years 2015 and 2017, respectively.

The Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012 was 2.0%, (48.0%) and (27.5%), respectively. The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company’s reported amount of income tax provision (benefit) attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	Year Ended December 31,
	2014	2013	2012
Federal income tax provision, at statutory rate	$6,076	$20,045	$1,375
State and local income taxes benefit, net of federal benefit	1,322	2,693	113
Nondeductible expenses	281	7	259
Effect of stock-based compensation	87	82	2
Other, net	(622)	1,047	633
Uncertain tax positions	—	—	(1,165)
Valuation allowance	(6,803)	(51,357)	(2,295)
Effective income tax provision (benefit)	$341	$(27,483)	$(1,078)

  The Components of income before income taxes were as follows:

	For the Year Ended December 31,
	2014	2013	2012
United States	$17,360	$57,368	$4,140
United Kingdom	—	(98)	(212)
	$17,360	$57,270	$3,928

As of December 31, 2014 and 2013, the Company had no liability for uncertain tax positions and during the years ended December 31, 2014 and 2013 did not recognize any uncertain tax benefits. The Company had no accrued interest related to uncertain tax positions as of December 31, 2014 and 2013. During the year ended December 31, 2012, the statute of limitations related to the Company’s uncertain tax positions expired. As such, the Company recognized a tax benefit of $1,247 in 2012 upon the release of its liability for uncertain tax positions. The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The Company did not recognize any interest or penalties related to tax uncertainties in the statements of operations for the years ended December 31, 2014, 2013 and 2012.

The Company is not currently under audit related to its federal tax returns. As of December 31, 2014, tax years subsequent to December 31, 2010 remain open under the federal statute of limitations and for the Company’s significant state jurisdictions. The Company is currently under audit in New York State for tax years 2011 through 2013.

Note 7. Regulatory Capital Requirements:

FBRCM is registered with the SEC and is a member of FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2014 and 2013, FBRCM had net capital of $60,761 and $108,983, respectively, that was $56,994 and $104,006, respectively, in excess of its required net capital of $3,767 and $4,977, respectively.

Note 8. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as an uncalled capital commitment to an investment partnership that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year:

	2015	2016	2017	2018	2019	Thereafter	Total
Minimum rental commitments(1)	$2,709	$4,952	$4,562	$3,649	$3,241	$20,845	$39,958
Capital commitments(2)	—	—	—	—	—	—	—
Total Contractual Obligations	$2,709	$4,952	$4,562	$3,649	$3,241	$20,845	$39,958

(1)

These commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2014, 2013 and 2012 was $5,351, $5,353 and $8,478, respectively.

(2)

The table above excludes $2,586 of uncalled capital commitments to investment partnerships that may be called over the next two years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Clearing Brokers

The Company’s broker-dealer subsidiary clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and its respective clearing brokers, the clearing brokers have the right to charge our broker-dealer subsidiary for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge our broker-dealer subsidiary has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2014 and 2013, the Company has recorded no liabilities, and during the years ended December 31, 2014, 2013 and 2012, the Company did not incur any significant costs, with regard to this right.

Litigation

As of December 31, 2014, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York. The amended complaint, filed on November 24, 2014 (the “Amended Complaint”), names FBRCM as a co-managing underwriter of offerings in September 2013 and December 2013.  Plaintiffs allege that the Registration Statement and Prospectus used in connection with these offerings were negligently prepared and, as a result, contained untrue statements of material fact and omitted to state other facts necessary to make the statements made not misleading. The Amended Complaint asserts claims against all the underwriters under Sections 11 and 12 of the Securities Act.  Regional Management has agreed to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement. In response to the defendants’ motions to dismiss, filed on January 23, 2015, the putative class plaintiffs filed a second amended complaint (the ”Second Amended Complaint”), which shall serve as the operative complaint.  The defendants have until April 28, 2015 to file a motion to dismiss the Second Amended Complaint.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter was not probable and estimable as of December 31, 2014.

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

Other

In February 2012, pursuant to a compensation plan, the Company granted certain employees an interest in a pool of assets valued at $3,000. The individual awards are subject to a 4-year cliff vesting requirement based on continued service. The terms of the compensation plan provide that any forfeited awards be reallocated to remaining award recipients and that the total value of the asset pool at the date of vesting be distributed. The specific assets in the pool may change over the vesting period and the Company may settle the awards in cash. The value of the asset pool was $3,937 as of December 31, 2014. During the years ended December 31, 2014, 2013 and 2012 the Company recorded expense of $1,267, $879 and $728, respectively, related to this plan. These amounts are included in compensation and benefits in the consolidated statements of operations.

Note 9. Shareholders’ Equity:

Share Repurchases

During the year ended December 31, 2014, the Company repurchased 2,380,504 shares of its common stock at a weighted average share price of $26.92 per share for a total cost of $64,094. Included in these share repurchases were 1,178,607 shares repurchased in open market transactions at a weighted average share price of $25.76 per share for a total cost $30,362 and 1,201,897 shares repurchased pursuant to a modified “Dutch auction” tender offer at a weighted average share price of $28.06 per share and a total cost, including transaction costs, of $33,732. As of December 31, 2014, the Company had remaining authority to repurchase 437,059 additional shares. In February 2015, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to 1,000,000 shares.

During the year ended December 31, 2013, the Company repurchased 2,377,583 shares of its common stock in privately negotiated or open market transactions at a weighted average share price of $23.36 per share for a total cost of $55,541. During the year ended December 31, 2012, the Company repurchased 1,863,140 shares of its common stock at a weighted average share price of $11.20 per share for a total cost of $20,870. Included in these 2012 share repurchases were two tender offers to repurchase shares pursuant to a modified “Dutch auction” tender offer where the Company repurchased 1,325,167 shares of its common stock at a weighted average share price of $11.32 per share for a total cost, including transaction costs, of $14,983.

FBR & Co. Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense of $247, $220 and $133, respectively, related to the Purchase Plan.

Partner Leveraged Stock Purchase Program

The Company initiated the Partner Leveraged Stock Purchase Program (“PLSPP”) in December 2009. Under the PLSPP, non-executive officer employees who are members of the Company’s Partnership Group as well as the Company’s Chief Financial Officer and General Counsel were granted the right to purchase shares of the Company’s common stock on four specific offering dates during the fourth quarter of 2009 and the first half of 2010. Each participant was initially granted the right to purchase up to either 6,250 shares or 12,500 shares. The Company offered to provide a full recourse loan at market rates and terms to each non-executive officer participant for up to 50% of the aggregate purchase price, collateralized by the shares purchased, bearing interest at market rates, and maturing three years from the date of issuance. For each share purchased by the participant, the Company would grant two options (three options in the case of each of the Company’s Chief Financial Officer and General Counsel) to purchase the Company’s common stock under the FBR & Co. Long-Term Incentive Plan (described below) that are subject to a 3-year cliff vesting requirement. For the years ended December 31, 2010 and 2009, participants purchased 66,134 and 52,625, respectively, for an aggregate purchase price of $1,286 and $1,431, respectively. As of December 31, 2014 and 2013 all loans had been repaid and there were no loans outstanding. The employee stock loan receivable balance was included in shareholders’ equity on the consolidated balance sheets prior to the loans being repaid.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified performance conditions. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Stock Options	$(44)	$484	$1,526
Restricted shares	296	146	148
RSUs	8,897	7,589	5,489

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2014
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$7	$136	$11,355
Unvested awards	36,418	12,218	1,988,912
Weighted average vesting period	0.08 years	0.42 years	1.17 years

Stock Options

A summary of option activity under the FBR & Co. Long Term Incentive Plan as of December 31, 2014, and changes during the years ended December 31, 2014, 2013, and 2012 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2011	1,767,301	$30.84	3.50
Granted	—	—
Forfeitures/Expirations	(479,274)	$55.40
Share Balance as of December 31, 2012	1,288,027	$21.72	2.12
Granted	—	—
Forfeitures/Expirations	(102,802)	24.14
Option Exercised	(118,422)	20.34
Share Balance as of December 31, 2013	1,066,803	$21.63	0.13
Granted	—	—
Forfeitures/Expirations	(13,334)	22.44
Option Exercised	(63,368)	16.87
Share Balance as of December 31, 2014	990,101	$21.92	0.08
Options Exercisable as of December 31, 2014	953,683	$21.89	1.70

The Company did not grant any options during the years ended December 2014, 2013 and 2012.

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2014, and changes during the years ended December 31, 2014, 2013, and 2012 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2011	66,319	$56.36	0.60
Granted	—	—
Vestings	(54,045)	62.28
Forfeitures	(6,022)	35.92
Share Balance as of December 31, 2012	6,252	$25.04	0.15
Granted	10,421	24.23	0.43
Vestings	(6,252)	26.13
Forfeitures	—	—
Share Balance as of December 31, 2013	10,421	$24.23	0.43
Granted	12,218	26.19	0.42
Vestings	(10,421)	24.23
Forfeitures	—	—
Share Balance as of December 31, 2014	12,218	26.19	0.42

RSUs

A summary of unvested restricted stock units as of December 31, 2014, and changes during the years ended December 31, 2014, 2013, and 2012 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2011	1,382,000	$20.16	2.10
Granted	799,590	10.00
Vestings	(342,879)	21.24
Forfeitures	(171,300)	14.36
Share Balance as of December 31, 2012	1,667,411	$15.72	2.10
Granted	827,562	18.94
Vestings	(501,307)	22.11
Forfeitures	(90,332)	14.58
Share Balance as of December 31, 2013	1,903,334	$15.69	1.88
Granted	374,939	24.71
Vestings	(162,993)	18.81
Forfeitures	(126,368)	16.82
Share Balance as of December 31, 2014	1,988,912	$17.06	1.17

Included in the RSUs granted during the year ended December 31, 2014 were 277,405 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For awards granted in 2014, the performance goal will be met at (1) a 50% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2014 (the “2014 performance period”); (2) a 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the 2014 performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the 2014 performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the 2014 performance period, no performance share units will be earned and the award will be forfeited. During the year ended December 31 2014, compensation expense was recognized based on the Company’s assessment that the awards would vest at a 50% rate.

Included in the RSUs granted during the year ended December 31, 2013 were 375,000 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For awards granted in 2013, the performance goal will be met at (1) a 100% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 7% compound annual growth rate over the three year period beginning on April 1, 2013 (the “2013 performance period”); (2) a 50% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 4% compound annual growth over the 2013 performance period; and (3) a proportional rate between 50% and 100% in the event that the combined net worth of the Company, measured on a per share basis has increased by an amount between 4% and 7% compound annual growth over the 2013 performance period. During the years ended December 31, 2014 and 2013, compensation expense was recognized based on the Company’s assessment that the awards would vest at a 100% rate.

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the years ended December 31, 2014, 2013, and 2012, the Company granted such stock-based awards with an aggregate fair value upon grant date of $3,219, $2,099 and $0, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2014, and changes during the years ended December 31, 2014, 2013, and 2012 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2011	25,239	$39.56	0.60
Granted	—	—
Vestings	(19,338)	40.60
Share Balance as of December 31, 2012	5,901	$19.60	0.64
Granted	—	—
Vestings	(4,399)	16.15
Share Balance as of December 31, 2013	1,502	$13.51	0.46
Granted	—	—
Vestings	(1,225)	14.40
Share Balance as of December 31, 2014	277	$9.56	1.10

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2014, and changes during the years ended December 31, 2014, 2013, and 2012 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2011	342,444	$19.24	1.30
Granted	—	—
Vestings	(157,104)	17.60
Share Balance as of December 31, 2012	185,340	$18.68	1.48
Granted	127,977	16.40
Vestings	(77,953)	19.45
Share Balance as of December 31, 2013	235,364	$18.09	1.92
Granted	294,843	24.82
Vestings	(34,737)	15.43
Share Balance as of December 31, 2014	495,470	$20.79	1.68

Note 10. Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including RSUs that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, and unvested shares of restricted stock and RSUs that are subject to forfeiture. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	10,283	10,283	11,963	11,963	13,274	13,274
Stock options, unvested restricted stock and RSUs (in thousands)	—	1,182	—	997	—	524
Weighted average common and common equivalent shares outstanding (in thousands)	10,283	11,465	11,963	12,960	13,274	13,798
Net income applicable to common stock	$17,019	$17,019	$92,912	$92,912	$29,691	$29,691
Net income per common share	$1.66	$1.48	$7.77	$7.17	$2.24	$2.15

The following table presents the number of antidilutive stock options, unvested restricted stock and RSUs outstanding for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock Options—Employees and directors	731	840	1,288
Stock Options—Non-employee	27	32	265
Restricted Stock, unvested	12	8	2
Restricted Stock Units, unvested	1,074	1,136	1,150
Total	1,844	2,016	2,705

Note 11. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities, convertible debt securities, corporate debt securities, bank loans, and listed equity options that are primarily traded in United States markets. The Company also invests in non-registered investment funds that trade and invest in public and non-public debt and equity securities. As of December 31, 2014 and 2013, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

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

Credit Risk

The Company’s broker-dealer subsidiary clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiary and its clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge our broker-dealer subsidiary has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2014 and 2013, the Company has recorded no liabilities, and during the years ended December 31, 2014, 2013 and 2012, the Company did not incur any significant costs, with regard to this right. In addition, the Company has the right to pursue collection from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and all counterparties with which it conducts business. The Company attempts to limit its credit spread risk by offsetting long or short positions in various related securities.

The due from and to brokers, dealers, and clearing organizations balance may include unsettled trades associated with the Company’s credit sales and trading platform. These transactions include corporate bonds and syndicated loan trades. As part of this activity, the Company incurs counterparty credit risk due to the extended settlement nature of most par and distressed bank loan transactions. Par loan and distressed loan trades have extended settlement periods due to the administrative and legal requirements associated with transferring title of such instruments. During this period whereby a trade has been executed but not settled, the Company is at risk if one of its counterparties defaults on a trade obligation and the Company has to meet this obligation at market prices that are adverse relative to the original trade. The Company manages this exposure by calculating the current and potential default exposure on each trade and by maintaining risk limits for each counterparty with whom it has outstanding bank loan trades.

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

Credit risk from the Company’s securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrow transaction and the cash or securities the Company is holding is insufficient to cover the amount they owe the Company for that receivable. The Company assigns credit limits and collateral posting thresholds for each counterparty and these limits and thresholds are reviewed periodically.

The Company’s equity and debt securities held for trading and investment purposes include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

Note 12. Related-Party Transactions:

Professional Services Agreement

During the years ended December 31, 2013 and 2012, under a professional services agreement, as amended, with Crestview Partners, L.P. (“Crestview”), a party that prior to 2014 had designated for election two members of the Company’s Board of Directors, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continued to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. If elected, stock options would be issued with a strike price equal to the prevailing market price per share as of the grant date and with an expiration of 4 years. Based on Crestview’s elections, in June 2013 and 2012, the Company issued 32,432 and 61,225, respectively, such options to Crestview Advisors, L.L.C. valued at issuance at $270 and $240, respectively. The remainders of the respective annual strategic advisory fees were paid in cash. During the years ended December 31, 2013 and 2012, the Company recognized $905 and $1,000, respectively, of expense associated with this agreement.

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

Note 13. Employee Benefits:

Employees of the Company are eligible to participate in the FBR & Co 401(k) Plan (the “401(k) Plan”), a defined contribution plan sponsored by FBR & Co. Participants may contribute to the Plan up to the limits set by the United States Internal Revenue Service. The Company may make discretionary contributions to the 401(k) Plan for the benefit of eligible employees contingent upon achieving certain annual Company goals. Employee contributions and discretionary Company matches paid by the Company are 100% vested when made. During the year ended December 31, 2014 the Company contributed $717, to the 401(k) Plan for the benefit of eligible employees. The Company did not make any comparable contributions during the years ended December 31, 2013 and 2012.

Note 14. Discontinued Operations:

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its asset management operations as discontinued operations. As described below, the Company received the final proceeds from this sale in 2013, and accordingly has no activity related to discontinued operations in 2014. The results related to the asset management operations reflected in the consolidated statements of operations are presented in the following table.

	Year Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$14,275
Gain on sale of assets	—	8,944	24,189
Expenses	—	170	12,514
Income from discontinued operations before income taxes	—	8,774	25,950
Income tax provision	—	615	1,265
Income from discontinued operations, net of taxes	$—	$8,159	$24,685

For the year ended December 31, 2014, the Company did not generate any income from discontinued operations. For the year ended December 31, 2013, the Company generated $8,159 of net income from discontinued operations compared to $24,685 in 2012. The Company’s 2012 net income from discontinued operations was primarily derived from the gain recorded on the October 2012 sale of the assets related to our former mutual funds business. The Company’s 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provisions recognized in 2013 and 2012 relate primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

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

The Company’s 2012 net income from discontinued operations was primarily derived from the gain recorded on the asset sale. The 2012 results from discontinued operations during the period prior to the sale reflect the activities of our former fee-based asset management operations. The $24,189 gain recorded on the asset sale in 2012 included an estimate of the contingent payment to be received in 2013. Specifically, as of December 31, 2012, the Company valued this contingent payment at $9,846. This value reflected an approximate 25% discount to the assets under management at closing and was recorded as a receivable on the Company’s consolidated balance sheets. The value recorded was based on the Company’s consideration of various factors outside of our control that could have had a significant effect on the value of prospective assets under management. As discussed above, based primarily on market appreciation during 2013, the Company received $19,294 representing the remaining 40% of the sales price in the fourth quarter of 2013.

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

Note 15. Segment Information:

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

The increase in the capital markets segment’s total assets as of December 31, 2014 compared to December 31, 2013 that is specified in the tables below was due primarily to the purchase of a securities lending business resulting in an increase in securities borrowed, an asset, of $594,674 which was offset by securities loaned, a liability, of $595,717 (see Note 4). The increase in the principal investing segment’s total assets as of December 31, 2014 compared to December 31, 2013 was a result of investing activities during the year ended December 31, 2014, in particular a short-sale of a $75,000 face value, 7.25% U.S. Treasury security that was outstanding at December 31, 2014, and net additions to the Company’s long positions in investment funds and other securities. The increase in the capital markets segment’s total assets as of December 31, 2013 compared to December 31, 2012 is due to both the pre-tax income recognized during 2013 as well as the release during 2013 of a significant portion of the valuation allowance that had been recorded against the Company’s deferred tax assets (see Note 6).

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Year Ended December 31, 2014
	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$115,255	$—	$115,255
Institutional brokerage	56,182	—	56,182
Net investment income	—	17,774	17,774
Interest	12,945	122	13,067
Dividends and other	549	481	1,030
Total revenues	184,931	18,377	203,308
Interest expense	9,505	11,678	21,183
Revenues, net of interest expense	175,426	6,699	182,125
Operating expenses:
Variable	59,500	316	59,816
Fixed	102,426	2,523	104,949
Total	161,926	2,839	164,765
Pre-tax income	$13,500	$3,860	$17,360
Compensation and benefits:
Variable	$42,408	$305	$42,713
Fixed	59,639	1,459	61,098
Total	$102,047	$1,764	$103,811
Total assets	$830,938	$204,159	$1,035,097
Total net assets	$177,826	$82,580	$260,406

	Year Ended December 31, 2013
	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$196,213	$—	$196,213
Institutional brokerage	53,738	—	53,738
Net investment income	—	6,920	6,920
Interest	1,050	740	1,790
Dividends and other	432	728	1,160
Total revenues	251,433	8,388	259,821
Interest expense	—	—	—
Revenues, net of interest expense	251,433	8,388	259,821
Operating expenses:
Variable	103,755	1,179	104,934
Fixed	96,121	1,496	97,617
Total	199,876	2,675	202,551
Pre-tax income	$51,557	$5,713	$57,270
Compensation and benefits:
Variable	$89,574	$1,172	$90,746
Fixed	53,013	961	53,974
Total	$142,587	$2,133	$144,720
Total assets	$308,870	$101,702	$410,572
Total net assets	$183,779	$106,998	$290,777

	Year Ended December 31, 2012
	Capital Markets	Principal Investing	Other (1)	Total
Revenues, net of interest expense:
Investment banking	$90,669	$—	$—	$90,669
Institutional brokerage	52,472	—	—	52,472
Net investment income	—	4,906	—	4,906
Interest	2,364	400	1	2,765
Dividends and other	(219)	899	—	680
Total revenues	145,286	6,205	1	151,492
Interest expense	—	—	—	—
Revenues, net of interest expense	145,286	6,205	1	151,492
Operating expenses:
Variable	45,977	761	27	46,765
Fixed	98,919	434	1,446	100,799
Total	144,896	1,195	1,473	147,564
Pre-tax income	$390	$5,010	$(1,472)	$3,928
Compensation and benefits:
Variable	$26,183	$758	$12	$26,953
Fixed	54,814	163	742	55,719
Total	$80,997	$921	$754	$82,672
Total assets	$214,290	$104,253	$14,901	$333,444
Total net assets	$129,671	$102,135	$8,058	$239,864

(1)	Included in “Other” are net revenues and operating expenses related to the Company’s continuing operations that are allocated to the previous Asset Management segment.

Note 16. Subsequent Events:

The Company has evaluated and determined that no events or transactions occurred after December 31, 2014 that would require recognition or disclosure in these financial statements.

Note 17. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2014 and 2013. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods:

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Revenues, net of interest expense	Net income (loss) before income taxes	Net income from discontinued operations, net of taxes	Net income		Basic earnings per share		Diluted earnings per share
2014
First Quarter	$54,358	$9,015	$—	$5,610		$0.51		$0.46
Second Quarter	57,098	8,975	—	6,976		0.65		0.58
Third Quarter	42,097	3,308	—	3,501		0.34		0.31
Fourth Quarter	28,572	(3,938)	—	932		0.10		0.09
Total Year	$182,125	$17,360	$—	$17,019		$1.66		$1.48
2013
First Quarter	$117,926	$35,907	$806	$35,254		$2.87		$2.65
Second Quarter	67,242	14,632	2,316	42,648	(1)	3.51	(1)	3.23	(1)
Third Quarter	34,056	3,150	3,622	6,411		0.53		0.48
Fourth Quarter	40,597	3,581	1,415	8,599		0.76		0.69
Total Year	$259,821	$57,270	$8,159	$92,912		$7.77		$7.17

(1)

During the fourth quarter of 2013, the Company identified an error with respect to certain amounts that were included in the Company’s second quarter 2013 tax benefit and valuation allowance reversal. The Company evaluated the impact of this error in accordance with the SEC’s Staff Accounting Bulletin No. 99 and concluded that the error was not material to its June 30, 2013 financial statements. However, because the correction would be material to the three month period ended December 31, 2013, the Company revised its June 30, 2013 and year to date September 30, 2013 financial statements when they were filed in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014. In addition, the Company has reflected the revision in this quarterly table to reduce previously reported second quarter 2013 net income by $3,891, basic earnings per share by $0.32 and diluted earnings per share by $0.29.