Form 10-Q
period 2015-03-31
FBR & Co.
filed 2015-05-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 30, 2015 was 7,588,727 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$74,047	$108,962
Receivables:
Securities borrowed	748,070	594,674
Due from brokers, dealers and clearing organizations	311,584	94,489
Customers	2,224	3,349
Other	5,486	5,227
Financial instruments owned, at fair value	149,045	166,047
Other investments, at cost	7,000	7,000
Goodwill and intangible assets	4,832	4,921
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	15,657	15,388
Deferred tax assets, net of valuation allowance	29,997	28,648
Prepaid expenses and other assets	6,457	6,392
Total assets	$1,354,399	$1,035,097

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$752,909	$595,717
Securities sold but not yet purchased, at fair value	329,765	121,310
Accrued compensation and benefits	12,093	34,571
Accounts payable, accrued expenses and other liabilities	24,167	23,093
Total liabilities	1,118,934	774,691

Commitments and Contingencies (Note 7)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,580,611 and 8,388,697 shares issued and outstanding, respectively	8	8
Additional paid-in capital	281,568	302,720
Restricted stock units	33,130	34,353
Accumulated other comprehensive income, net of taxes	—	44
Accumulated deficit	(79,241)	(76,719)
Total shareholders’ equity	235,465	260,406
Total liabilities and shareholders’ equity	$1,354,399	$1,035,097

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Investment banking:
Capital raising	$9,284	$33,316
Advisory	3,391	3,323
Institutional brokerage	12,243	15,091
Net investment income	3,350	3,834
Interest	6,985	284
Dividends and other	271	187
Total revenues	35,524	56,035
Interest expense	8,429	1,677
Revenues, net of interest expense	27,095	54,358

Non-interest expenses:
Compensation and benefits	17,955	31,300
Professional services	2,373	2,938
Business development	1,888	2,368
Clearing and brokerage fees	1,223	1,224
Occupancy and equipment	3,058	3,152
Communications	3,011	2,892
Other operating expenses	1,430	1,469
Total non-interest expenses	30,938	45,343
(Loss) income before income taxes	(3,843)	9,015
Income tax (benefit) expense	(1,321)	3,405
Net (loss) income	$(2,522)	$5,610

(Loss) income per share:
Basic (loss) income per share	$(0.29)	$0.51
Diluted (loss) income per share	$(0.29)	$0.46

Basic weighted average shares outstanding (in thousands)	8,827	10,968
Diluted weighted average shares outstanding (in thousands)	8,827	12,087

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(2,522)	$5,610
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investment securities, net of taxes of $28, and $34, respectively	(44)	19
Comprehensive (loss) income	$(2,566)	$5,629

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2013	10,545	$11	$362,983	$21,487	$34	$(93,738)	$290,777
Net income	—	—	—	—	—	17,019	17,019
Issuance of common stock, net of forfeitures	295	—	5,447	(3,100)	—	—	2,347
Repurchase of common stock	(2,380)	(3)	(64,091)	—	—	—	(64,094)
Repurchase of common stock for employee tax withholding	(71)	—	(1,823)	—	—	—	(1,823)
Stock compensation expense for options granted to purchase common stock	—	—	204	—	—	—	204
Issuance of restricted stock units	—	—	—	15,966	—	—	15,966
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	10	—	10
Balances at December 31, 2014	8,389	$8	$302,720	$34,353	$44	$(76,719)	$260,406
Net loss	—	—	—	—	—	(2,522)	(2,522)
Issuance of common stock, net of forfeitures	238	—	4,608	(3,992)	—	—	616
Repurchase of common stock	(956)	—	(23,749)	—	—	—	(23,749)
Repurchase of common stock for employee tax withholding	(90)	—	(2,100)	—	—	—	(2,100)
Stock compensation expense for options granted to purchase common stock	—	—	89	—	—	—	89
Issuance of restricted stock units	—	—	—	2,769	—	—	2,769
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	(44)	—	(44)
Balances at March 31, 2015	7,581	$8	$281,568	$33,130	$-	$(79,241)	$235,465

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(2,522)	$5,610
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	778	351
Deferred income taxes	(1,321)	2,228
Net investment income from investments.	(3,350)	(3,834)
Stock compensation	2,309	2,173
Excess tax benefit from share-based award activity	(904)	—
Other	118	(38)
Changes in operating assets:
Receivables:
Securities borrowed	(153,397)	—
Brokers, dealers and clearing organizations	3,847	(9,653)
Customers	998	1,294
Other	(59)	(1,162)
Trading securities	13,066	845
Prepaid expenses and other assets	(93)	398
Changes in operating liabilities:
Securities loaned	157,192	—
Trading account securities sold but not yet purchased	(4,010)	1,216
Accounts payable, accrued expenses and other liabilities	2,489	(993)
Accrued compensation and benefits	(21,848)	(17,926)
Brokers, dealers and clearing organizations	—	2,359
Net cash used in operating activities	(6,707)	(17,132)
Cash flows from investing activities
Purchases of investment securities and other investments	(750)	(17,617)
Proceeds from sales of and distributions from investments	5,283	10,754
Securities sold but not yet purchased	215,074	218,286
Due from brokers, dealers and clearing organizations	(220,942)	(223,178)
Purchase of securities lending business	(1,101)	—
Purchases of furniture, equipment, software, and leasehold improvements	(957)	(716)
Net cash used in investing activities	(3,393)	(12,471)
Cash flows from financing activities
Repurchases of common stock	(25,849)	(8,204)
Proceeds from sales of common stock	130	—
Excess tax benefit from share-based award activity	904	—
Net cash used in financing activities	(24,815)	(8,204)
Cash and cash equivalents
Net decrease in cash and cash equivalents	(34,915)	(37,807)
Cash and cash equivalents, beginning of period	108,962	207,973
Cash and cash equivalents, end of period	$74,047	$170,166
Supplemental cash flows disclosures
Income tax payments	$—	$2,148
Interest payments	$4,974	$2,250

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of March 31, 2015 and December 31, 2014. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2015	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$12,556	$12,511	$—	$45
Convertible and fixed income debt instruments	32,076	—	32,076	—
	$44,632	$12,511	$32,076	$45
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	2,208	—	—	2,208
Warrants	603	—	—	603
	2,811	—	—	2,811
Investment funds	101,602	—	50,674	50,928
Total	$149,045	$12,511	$82,750	$53,784
Securities sold but not yet purchased, at fair value:
U.S. Treasury securities	$294,397	$294,397	$—	$—
Marketable and non-public equity securities	21,119	21,119
Convertible and fixed income debt instruments	14,249	—	14,249	—
Total	$329,765	$315,516	$14,249	$—

As of March 31, 2015, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $53,784 or 4.0% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of March 31, 2015:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$2,253	Over-the-counter trading activity	$ 0 - $17.00/share	$15.00
Black-Scholes	$603	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.8%	1.8%

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

The table above excludes $50,928 of investments in 11 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$2,224	Over-the-counter trading activity	$0 - $34.00/share	$11.56
Black-Scholes	$964	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.1%	2.1%

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Investment Funds	Total
Beginning balance, January 1, 2015	$3,188	$46,596	$49,784
Total net gains (losses) (realized/unrealized)
Included in earnings	(303)	384	81
Included in other comprehensive income	—	—	—
Purchases	13,420	750	14,170
Sales/Distributions	(13,420)	(47)	(13,467)
Transfers (out of) into Level 3	(29)	3,245	3,216
Ending balance, March 31, 2015	$2,856	$50,928	$53,784
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(303)	$384	$81

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2014	$11,535	$(1,499)	$61,197	$71,233
Total net gains (losses) (realized/unrealized)
Included in earnings	(80)	(122)	1,691	1,489
Included in other comprehensive income	—	—	—	—
Purchases	13,842	6,043	15,000	34,885
Sales/Distributions	(15,197)	(4,422)	(34)	(19,653)
Transfers out of Level 3	(6,216)	—	—	(6,216)
Ending balance, March 31, 2014	$3,884	$—	$77,854	$81,738
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(377)	$—	$1,609	$1,232

There was one transfer out of Level 2 financial assets and into Level 3 and no transfers into Level 2 during the three months ended March 31, 2015.  There were no transfers into, or out of Level 2 financial assets during the three months ended March 31, 2014. One transfer in each period was made out of Level 3 and into Level 1 during the three months ended March 31, 2015 and 2014, in both cases for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three months ended March 31, 2015 and 2014, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
	2015	2014
Total gains and losses included in earnings for the period:
Institutional brokerage	$1	$(39)
Net investment income	80	1,528
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$1	$(214)
Net investment income	80	1,446

Items Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets and liabilities and other assets at fair value on a non-recurring basis including items such as intangibles, fixed assets and estimated contingent consideration payable. Adjustments to the fair value of these assets and liabilities usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets.  Adjustments to the fair value of contingent consideration payable would result from differences between the underlying forecasted securities lending results and actual results (see Note 3). Due to the nature of these assets, unobservable inputs are used to value these assets and liabilities. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets and liabilities are classified within Level 3 of the fair value hierarchy.

During the three months ended March 31, 2015, except for the impact of the scheduled partial payment of contingent consideration payable, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value. During the year ended December 31, 2014, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2015, and during the year ended December 31, 2014, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. In addition, as of March 31, 2015 and December 31, 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations. In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations. During the three months ended March 31, 2015, the Company did not make any such fair value elections. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net gains recognized on trading securities	$2,691	$2,385
Less: Net gains recognized on trading securities sold during the period	(24)	(237)
Unrealized gains recognized on trading securities still held at the reporting date	$2,667	$2,148

As part of the Company’s investing activities, during the three months ended March 31, 2015, the Company entered into two short sales, totaling $200,000 face value, of 4.625% U.S. Treasury securities.  These securities mature in November 2016. During the three months ended March 31, 2014, as part of the Company’s investing activities, the Company entered into two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. These two securities which mature in November 2015 and February 2016, respectively, were settled in the fourth quarter of 2014. These positions are included in securities sold but not yet purchased on the Company’s consolidated balance sheets. Proceeds from open short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s consolidated balance sheets. Such amounts are not available for withdrawal and are subject to closure of the open short positions. During the three months ended March 31, 2015 and 2014, the Company incurred $3,197 and $1,677, respectively, of interest expense related to these transactions. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Fair Value of the Investments Valued at NAV

As of March 31, 2015 and December 31, 2014, the Company had $101,602 and $104,888, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$54,544	$—	$57,532	$—
Multi-strategy	36,684	—	37,890	—
Private equity funds	10,374	1,841	9,466	2,586
Total	$101,602	$1,841	$104,888	$2,586

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates. As of March 31, 2015, 50% of the fair value of the Company’s fund investments, or $50,674 of the hedge funds, was redeemable on either a monthly or quarterly basis with notice periods of 60 days or less, 26% of the fair value, or $26,570 of the hedge funds, was redeemable on a quarterly basis with notice periods of between 90 days and 180 days. In addition, 14% of the fair value, or $13,985 of the hedge funds was subject to lockup provisions 57% of which will expire during 2015.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2015 it was estimated that these funds will be liquidated in the next three years.

Financial Instruments Held for Investment—Designated as Available-for-Sale

From time-to-time, the Company may have investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. As of March 31, 2015, the Company did not have any marketable equity securities classified as available-for-sale. Gross unrealized gains and losses on available-for-sale securities as of December 31, 2014 were as follows:

	December 31, 2014
		Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable equity securities	$100	$72	$—	$172

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its consolidated statement of operations. The Company did not recognize any other-than-temporary impairment losses during the three months ended March 31, 2015 and 2014. As of March 31, 2014, the Company did not hold any marketable equity securities that were in an unrealized loss position.

During the three months ended March 31, 2015, the Company sold its remaining marketable equity security classified as available-for-sale and received proceeds of $191 resulting in a gross gain of $91. There were no sales of marketable equity securities during the three months ended March 31, 2014.

Other Comprehensive Income (Loss)

The following tables set forth the changes in the Company’s accumulated other comprehensive income (loss) by component for the period indicated along with detail regarding reclassifications from other comprehensive income. All such reclassifications from other comprehensive income (loss) are included in net investment income in the Company’s consolidated statements of operations.

	Three Months Ended March 31,
	2015	2014
Accumulated other comprehensive income, beginning balance	$44	$34
Other comprehensive income before reclassifications	—	19
Amounts reclassified from other comprehensive income	(44)	—
Accumulated other comprehensive income, at period end	$—	$53

	Three Months Ended March 31,
	2015	2014
Reclassifications from other comprehensive income:
Realized gains on sale of securities	$44	$—

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	March 31, 2015	December 31, 2014
Non-public equity securities	$7,000	$7,000

The Company evaluates its non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, there were no sales of investments carried at cost. During the three months ended March 31, 2014, the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment that was carried at cost.

3. Securities Lending

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBR Capital Markets & Co. (“FBRCM”) agreed to purchase LCM’s securities lending business (the “Transaction Agreement”) and on August 4, 2014, the Company completed its purchase of this business. As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The Company believes that this acquisition will be accretive to its overall revenue per employee and operating margin. Pursuant to the terms of the Transaction Agreement, the Company made an initial cash payment of $1,000 at closing and is obligated to make additional payments that are contingent on the performance of the business over the 18 month period subsequent to the closing. During the three months ended March 31, 2015, the Company made such an additional payment of $1,101 and as of March 31, 2015, the Company has estimated its aggregate remaining contingent payments to be $2,969. This estimated contingent obligation is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Company will continue to assess the value of this contingent consideration at each reporting date until its obligations are satisfied.

As a result of this purchase, the Company recorded goodwill of $2,570 and a finite-lived intangible asset related to acquired customer relationships initially valued at $2,500. The goodwill and intangible asset balances are included in the Company’s capital markets segment and these balances are expected to be deductible for tax purposes. The customer relationship intangible assets will be amortized over their estimated useful life of seven years on a straight-line basis. During the three months ended March 31, 2015, the Company recorded $89 of amortization expense related to this intangible asset that is included in other operating expenses in the Company’s consolidated statements of operations.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
Securities borrowed	$748,070	$—	$748,070	$748,070	$—
Securities loaned	$752,909	$—	$752,909	$752,909	$—

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
Securities borrowed	$594,674	$—	$594,674	$594,674	$—
Securities loaned	$595,717	$—	$595,717	$595,717	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

4. Income Taxes:

During the three months ended March 31, 2015 and 2014, the Company recorded a tax benefit of $1,321 and a tax provision of $3,405, respectively. The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were 34.4% and 37.8%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized in the respective years.

At December 31, 2014, the Company’s net deferred tax assets totaled $32,183 and were partially offset by valuation allowance of $3,535. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of March 31, 2015, the Company determined that it was more likely than not that the capital loss carryforwards subject to the valuation allowance would be utilized in 2015. The Company’s projected utilization of the capital loss carryforward deferred tax asset and corresponding release of the remaining valuation allowance is reflected in the calculation of the Company’s estimated annual effective tax rate.

5. Regulatory Capital Requirements:

FBRCM, the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2015, FBRCM had net capital of $43,957, which was $41,963 in excess of its required net capital of $1,994.

6. (Loss) Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and RSUs, that are subject to forfeiture. Due to the Company’s reported net loss for the three months ended March 31, 2015 all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for this period. The following table presents the computations of basic and diluted (loss) income per share for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	8,827	8,827	10,968	10,968
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	1,119
Weighted average common and common equivalent shares outstanding (in thousands)	8,827	8,827	10,968	12,087
Net (loss) income applicable to common stock	$(2,522)	$(2,522)	$5,610	$5,610
Net (loss) income per common share	$(0.29)	$(0.29)	$0.51	$0.46

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock Options—Employees and directors	851	783
Stock Options—Non-employee	32	27
Restricted Stock, unvested	12	4
Restricted Stock Units, unvested	2,015	1,219
Total	2,910	2,033

7. Commitments and Contingencies:

Litigation

As of March 31, 2015, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York. The amended complaint, filed on November 24, 2014 (the “Amended Complaint”), names FBRCM as a co-managing underwriter of offerings in September 2013 and December 2013.  Plaintiffs allege that the Registration Statement and Prospectus used in connection with these offerings were negligently prepared and, as a result, contained untrue statements of material fact and omitted to state other facts necessary to make the statements made not misleading. The Amended Complaint asserts claims against all the underwriters under Sections 11 and 12 of the Securities Act.  Regional Management has agreed to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement. In response to the defendants’ motions to dismiss, filed on January 23, 2015, the putative class plaintiffs filed a second amended complaint (the ”Second Amended Complaint”), which shall serve as the operative complaint.  On April 28, 2015 the underwriter defendants filed a motion to dismiss the Second Amended Complaint.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter was not probable and estimable as of March 31, 2015.

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

8. Shareholders’ Equity:

Share Repurchases

During the three months ended March 31, 2015, the Company repurchased 955,796 shares of its common stock in open market or privately negotiated transactions at a weighted average share price of $24.85 per share for a total cost of $23,749. During the three months ended March 31, 2014, the Company repurchased 261,817 shares of its common stock in open market transactions at a weighted average share price of $26.16 per share for a total cost of $6,849.  As of March 31, 2015, the Company had remaining authority to repurchase 44,204 additional shares. On April 21, 2015, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to 750,000 shares.

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three months ended March 31, 2015, the Company purchased 90,000 shares of common stock at a weighted average share price of $23.33 per share for a total cost of $2,100 for this purpose. During the year ended December 31, 2014, the Company purchased 71,000 shares of common stock at a weighted average share price of $25.68 per share for a total cost of $1,823 for this purpose.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2015 and 2014, the Company recognized compensation expense of $83 and $149, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Stock Options	$7	$(112)
Restricted shares	80	63
RSUs	2,139	2,073

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended March 31, 2015
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	310,717
Grant date fair value per share	$—	$—	$23.70

Included in the RSUs granted during the three months ended March 31, 2015 were 230,258 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For awards granted in 2015, the performance goal will be met at (1) a 50% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2015 (the “2015 performance period”); (2) a 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the 2015 performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the 2015 performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the 2015 performance period, no performance share units will be earned and the award will be forfeited. During the three months ended March 31, 2015, compensation expense was recognized based on the Company’s assessment that the awards would vest at a 50% rate.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2015
	Stock Options	Restricted Shares	RSUs
Unrecognized compensation	$—	$56	$12,960
Unvested awards	—	12,218	2,014,801
Weighted average vesting period	—	0.18 years	1.31 years

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the three months ended March 31, 2015, the Company granted 26,549 such RSUs with an aggregate fair value upon grant date of $630. For the three months ended March 31, 2014, the Company granted 294,843 comparable RSUs with an aggregate fair value upon grant date of $7,317.

9. Segment Information:

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

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended
	March 31, 2015			March 31, 2014
	Capital Markets	Principal Investing	Total	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$12,675	$—	$12,675	$36,639	$—	$36,639
Institutional brokerage	12,243	—	12,243	15,091	—	15,091
Net investment income	—	3,350	3,350	—	3,834	3,834
Interest	6,983	2	6,985	187	97	284
Dividends and other	147	124	271	61	126	187
Total revenues	32,048	3,476	35,524	51,978	4,057	56,035
Interest expense	5,232	3,197	8,429	—	1,677	1,677
Revenues, net of interest expense	26,816	279	27,095	51,978	2,380	54,358
Operating expenses:
Variable	5,391	23	5,414	19,544	219	19,763
Fixed	24,791	733	25,524	24,808	772	25,580
Total	30,182	756	30,938	44,352	991	45,343
Pre-tax (loss) income	$(3,366)	$(477)	$(3,843)	$7,626	$1,389	$9,015
Compensation and benefits:
Variable	$2,489	$20	$2,509	$16,103	$217	$16,320
Fixed	15,058	388	15,446	14,636	344	14,980
Total	$17,547	$408	$17,955	$30,739	$561	$31,300
Total assets	$935,479	$418,920	$1,354,399	$279,257	$332,548	$611,805
Total net assets	$167,249	$68,216	$235,465	$176,136	$121,727	$297,863

The total assets of the Company’s principal investing segment increased to $418,920 as of March 31, 2015 from $204,159 as of December 31, 2014. The increase in these total assets was a result of investing activities during the three months ended March 31, 2015, in particular two short-sales totaling $200,000, face value, of 4.25% U.S. Treasury securities that were outstanding as of March 31, 2015.

The total assets of the Company’s capital markets segment increased to $935,479 as of March 31, 2015 from $830,938 as of December 31, 2014. The increase in these total assets was due primarily to the increase in securities borrowed as a result of securities lending activities during the three months ended March 31, 2015.

10. Recent Accounting Pronouncements:

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company does not anticipate that the adoption of ASU 2014-15 will have a material impact on its consolidated financial statements or disclosures.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”). The main objective of ASU 2015-01 is to eliminate from U.S. GAAP the concept of extraordinary items; however, the requirement to disclose unusual and infrequent items still exists. Under this guidance, an entity will no longer segregate extraordinary items from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU affects the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. ASU 2015-01 is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2015. Early adoption is permitted if guidance is applied as of the beginning of the annual period of adoption. The Company does not anticipate that the adoption of ASU 2015-01 will have a material impact on its consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”). This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not anticipate that the adoption of ASU 2015-05 will have a material impact on its consolidated financial statements.

11. Subsequent Events:

The Company has evaluated and determined that no events or transactions occurred after March 31, 2015 that would require recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year fiscal ended December 31, 2014.

Business Environment

U.S. equity markets reached new highs in early 2015.  Despite this performance from the market overall, during the first three months of 2015 there were 32 IPOs completed in the U.S. raising just under $6 billion compared to 65 IPOs for $11.5 billion in the first quarter of 2014, a decrease of 51% by number and 48% by dollar volume. Total domestic equity issuance was $71.4 billion in the first three months of 2015, compared to $49.6 billion in the first three months of last year.

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

While capital markets conditions remain generally favorable, new issue activity has been narrow with healthcare and technology making up a high percentage of IPO deal volume in the first quarter of 2015. While the Federal Reserve has ended its bond purchase programs, the market continues to benefit from historically low interest rates. We have observed a more cautious stance from equity investors as a result of somewhat higher volatility, elevated market multiples, revenue headwinds from the impact of the increasing value of the dollar, and concerns around the anticipated impact of the Fed beginning a tightening cycle.

Executive Summary

For the first quarter of 2015 our revenues, net of interest expense, were $27.1 million, our pre-tax loss was $3.8 million and our net loss was $2.5 million. This compares to first quarter 2014 revenues, net of interest expense, of $54.4 million, pre-tax income $9.0 million, and net income of $5.6 million.

The difference in our first quarter 2015 operating results compared to 2014 is primarily due to a $27.3 million reduction in revenues, net of interest expense, compared to 2014. In particular, as a result of diminished market activity, specifically IPOs and 144A equity private placements in our areas of historic strength, our first quarter 2015 investment banking revenue was $12.7 million compared to $36.6 million in 2014. Additionally, our first quarter 2015 institutional brokerage revenue decreased to $12.2 million from $15.1 million in 2014 and our net revenues from principal investing in the first quarter of 2015 decreased to $0.3 million from $2.4 million in 2014.

Regarding expenses, as a result of the reduction in revenues noted above, our total expenses in the first quarter of 2015 were $30.9 million compared to $45.3 million in 2014. Within our total expenses, non-compensation fixed expenses were $10.1 million in the first quarter of 2015 compared to $10.6 million in 2014. In addition, as a result of lower revenue in the first quarter of 2015, our compensation and benefits expense as a percentage of net revenues was 66.3% compared to 57.6% in the first quarter of 2014.

The following is an analysis of our operating results by segment for the first quarters of 2015 and 2014:

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT sectors. Additionally, beginning in August 2014, we provide securities lending services to a broad group of banks and broker-dealers. These services include facilitating the sourcing, borrowing and lending of equity and fixed income securities. By their nature, our capital markets business activities are highly competitive and are subject to market conditions as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits are subject to significant volatility from period to period.  The following table provides a summary of results within the capital markets segment (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues, net of interest expense:
Investment banking	$12,675	$36,639
Institutional brokerage	12,243	15,091
Interest	6,983	187
Dividends and other	147	61
Total revenues	32,048	51,978
Interest expense	5,232	—
Revenues, net of interest expense	26,816	51,978
Operating expenses:
Variable	5,391	19,544
Fixed	24,791	24,808
Total(1)	30,182	44,352
Pre-tax (loss) income	$(3,366)	$7,626

(1)	For the three months ended March 31, 2015 and 2014, total operating expenses includes the allocation of corporate overhead costs of $5,434 and $5,502, respectively.

Our capital markets segment had a pre-tax loss of $3.4 million for the first quarter of 2015 compared to pre-tax income of $7.6 million for the first quarter of 2014. The decrease in our pre-tax income was primarily due to a $23.9 million decline in investment banking revenue in the first quarter of 2015 compared to 2014. The impact of the lower revenues was partially offset by a $14.1 million decrease in variable expenses. Specifically, variable expenses decreased to $5.4 million in 2015 from $19.5 million in 2014 as a result of the decrease in revenues. As a result of lower revenue in the first quarter of 2015, our total compensation and benefits costs as a percentage of revenues in this segment was 65.4% in 2015 compared to 59.1% in 2014. Fixed expenses were unchanged at $24.8 million in the first quarters of 2015 and 2014, respectively.

Investment banking revenues decreased $23.9 million to $12.7 million during the first quarter of 2015 from $36.6 million in the first quarter of 2014. Our investment banking revenue in 2015 was generated from 13 client transactions representing $2.5 billion in transaction volume. However, we did not complete any large sole-managed institutional private placements in the first quarter of 2015, and therefore our revenue per transaction is significantly lower than it was in the first quarter of 2014. In comparison, our investment banking revenue in the first quarter of 2014 was generated from 16 client transactions representing $2.6 billion in transaction volume. Included in those transactions and representing $28.0 million of our capital raising revenue were two sole managed institutional private placements.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Agency commissions	$6,208	$7,355
Principal transactions	5,225	6,946
Commissions for equity research	810	790
Total	$12,243	$15,091

Our institutional brokerage revenues decreased $2.9 million to $12.2 million for the first quarter of 2015 from $15.1 million for the first quarter of 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes.

As a result of our August 2014 acquisition of a securities lending business we have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender. With respect to securities loaned, we receive collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. During the first quarter of 2015, we generated net revenue of $1.5 million from securities lending.

Principal Investing

As of March 31, 2015, our principal investing activity consists of investments in non-registered investment funds, marketable equity securities, non-public equity securities and short-sales of U.S. Treasury securities. The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues, net of interest expense:
Net investment income	$3,350	$3,834
Interest	2	$97
Dividends and other	124	126
Total revenues	3,476	4,057
Interest expense	3,197	1,677
Revenues, net of interest expense	279	2,380
Operating expenses:
Variable	23	219
Fixed	733	772
Total(1)	756	991
Pre-tax (loss) income	$(477)	$1,389

(1)	For the three months ended March 31, 2015 and 2014, total operating expenses includes the allocation of corporate overhead costs of $105 and $107, respectively.

Our principal investing segment had a pre-tax loss of $0.5 million for the first quarter of 2015 compared to pre-tax income of $1.4 million in the first quarter of 2014. While the size of our overall investment portfolio was comparable in 2015 and 2014, the decrease in our pre-tax income in 2015 was due to reduced earnings from investment funds and trading securities.

Net investment income for the first quarter of 2015 includes $0.9 million of net unrealized gains from investment funds, $0.1 million of net realized and unrealized losses from equity trading securities held for investment purposes and $2.6 million of unrealized gains from short-sales of U.S. Treasury securities. Total revenues in the first quarter of 2015 were partially offset by $3.2 million of interest expense related to short-sales of U.S. Treasury securities. Net investment income for the first quarter of 2014 includes $1.6 million of net unrealized gains from investment funds, $0.7 million of unrealized gains from equity trading securities held for investment purposes and $1.5 million of unrealized gains from short-sales of U.S. Treasury securities. Total revenues in the first quarter of 2014 were partially offset by $1.7 million of interest expense related to short-sales of U.S. Treasury securities.

Investments

The total value of our principal investments was $111.4 million as of March 31, 2015. Of this total, $101.6 million was held in non-registered investment funds that primarily invest in fixed income securities, $2.8 million was held in marketable and non-public equity securities and warrants, at fair value, and $7.0 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of March 31, 2015 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$101,602
Marketable and non-public equity securities and warrants, at fair value	2,811
Total investments, at fair value	104,413
Investments, at cost:	7,000
Total investments	$111,413

As of March 31, 2015, the $101.6 million of investment funds reflected investments in 19 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. The Company classifies these investments within Level 2 or Level 3 of the fair value hierarchy depending on the redemption provisions of our investment. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

In addition to these assets, during the first quarter of 2015, as part of the Company’s investing activities, the Company entered into two short sales totaling $200 million face value, of 4.625% U.S. Treasury securities. These positions, as well as a short sale of a $75 million face value, 7.25% U.S. Treasury security, are included in securities sold but not yet purchased on the Company’s consolidated balance sheets as of March 31, 2015 and mature in November 2016 and May 2016, respectively. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s consolidated balance sheets at March 31, 2015. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

During the first quarter of 2015, our net loss was $2.5 million compared to net income of $5.6 million in the first quarter of 2014.  This decrease in net income was primarily the result of a $23.9 million decrease in investment banking revenue in 2015 compared to 2014. Our net loss for the first quarter of 2015 includes a $1.3 million tax benefit compared to a $3.4 million tax provision in the first quarter of 2014.

Our capital markets segment had a pre-tax loss of $3.4 million during the first quarter of 2015 compared to pre-tax income of $7.6 million during the first quarter of 2014. This decrease in pre-tax income is due to the decrease in investment banking revenue discussed above. Our principal investing segment had a pre-tax loss of $0.5 million in the first quarter of 2015 compared to pre-tax income of $1.4 million in 2014 as a result of reduced earnings from investment funds and trading securities.

Revenues, net of Interest Expense

Our revenues, net of interest expense, decreased 50.2% to $27.1 million during the first quarter of 2015 from $54.4 million during the first quarter of 2014 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 72.1% to $9.3 million in the first quarter of 2015 from $33.3 million in the first quarter of 2014. In the first quarter of 2015, we completed 9 client transactions, however, we did not complete any large sole-managed institutional private placements in the period, and therefore our first quarter 2015 revenue per transaction is significantly lower than 2014. In the first quarter of 2014, we completed 9 client transactions, including two sole-managed private placements that generated $28.0 million of revenue in the period.

Advisory revenues increased 3.0% to $3.4 million in the first quarter of 2015 from $3.3 million in the first quarter of 2014. We completed four M&A and advisory assignments in the first quarter of 2015 compared to seven assignments in the first quarter of 2014. While we completed fewer transactions in the first quarter of 2015, the increased revenues in 2015 was due to differences in the fee arrangements on these transactions compared to the transactions completed in 2014.

Institutional brokerage revenues decreased 19.2% to $12.2 million in the first quarter of 2015 from $15.1 million in the first quarter of 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes.

Net investment income decreased 10.5% to $3.4 million in the first quarter of 2015 compared to $3.8 million in the first quarter of 2014. Net investment income for the first quarter of 2015 includes $0.9 million of net unrealized gains from investment funds, $0.1 million of net realized and unrealized losses from equity trading securities held for investment purposes and $2.6 million of unrealized gains from short-sales of U.S. Treasury securities. These 2015 revenues were partially offset by $3.2 million of interest expense related to short-sales of U.S. Treasury securities. Net investment income for the first quarter of 2014 includes $1.6 million of net unrealized gains from investment funds, $0.7 million of realized and unrealized gains from equity trading securities held for investment purposes and $1.5 million of unrealized gains from short-sales of U.S. Treasury securities. These 2014 revenues were partially offset by $1.7 million of interest expense related to short-sales of U.S. Treasury securities.

Interest income increased $6.7 million to $7.0 million in the first quarter of 2015 from $0.3 million in the first quarter of 2014.  The increase in interest income is due to our purchase of a securities lending business in August 2014.  Subsequent to this acquisition, the Company has had an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another.

Dividends and other revenues increased $0.1 million to $0.3 million in the first quarter of 2015 from $0.2 million in the first quarter of 2014.  These revenues primarily include dividends generated from our investing activities.

During the first quarter of 2015, we incurred total interest expense of $8.4 million, including $5.2 million related to securities lending and $3.2 million related to short-sales of U.S. Treasury securities. During the first quarter of 2014, we incurred $1.7 million of interest expense related to short-sales of U.S. Treasury securities. The increase in interest expense related to short-sales of U.S. Treasury securities in the first quarter of 2015 was due to maintaining larger average balances in 2015 compared to 2014.

Non-Interest Expenses

Total non-interest expenses decreased 31.8% to $30.9 million in the first quarter of 2015 from $45.3 million in the first quarter of 2014. The decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 42.5% to $18.0 million in the first quarter of 2015 from $31.3 million in the first quarter of 2014 primarily as a result of a $13.8 million decrease in variable compensation. The reduction in variable compensation is due to the $27.3 million reduction in revenues, net of interest expense, in 2015 compared to the prior year. This decrease was partially offset by a $0.5 million increase in fixed compensation in 2015 compared to 2014.

Professional services expenses decreased 17.2% to $2.4 million in the first quarter of 2015 from $2.9 million in the first quarter of 2014. This decrease is primarily due to a decrease in legal and consulting costs associated with investment banking activity.

Business development expenses decreased 20.8% to $1.9 million in the first quarter of 2015 from $2.4 million in the first quarter of 2014. This decrease is primarily due to a decrease in travel costs related to business promotion and investment banking transactions.

Clearing and brokerage fees were $1.2 million in both the first quarter of 2015 and 2014. Our first quarter 2015 clearing and brokerage fees reflect increased costs related to securities lending offset by a reduction in costs related to equity trading.

Occupancy and equipment expenses decreased slightly to $3.1 million in the first quarter of 2015 from $3.2 million in the first quarter of 2014. The decrease in occupancy costs is primarily the result of reductions in rent and operating expenses related to our new corporate headquarters in Arlington, Virginia that we began occupying in the fourth quarter of 2014.

Communications expenses increased slightly to $3.0 million in the first quarter of 2015 from $2.9 million in the first quarter of 2014. The increase in these expenses is primarily due to increased costs related to data network and connectivity costs.

Other operating expenses decreased slightly to $1.4 million in the first quarter of 2015 from $1.5 million in the first quarter of 2014. The decrease in these expenses reflects the net effects of reductions in miscellaneous fees and charges offset partially by amortization expense on intangible assets.

We recognized a tax benefit of $1.3 million in the first quarter of 2015 compared to a $3.4 million tax provision in the first quarter of 2014. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Our effective tax rates for the first quarters of 2015 and 2014 were 34.4% and 37.8%, respectively. Our 2015 and 2014 tax rates differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that were projected to be utilized in the respective years.

At December 31, 2014, the Company’s net deferred tax assets totaled $32.2 million and were partially offset by valuation allowance of $3.5 million. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of March 31, 2015, the Company determined that it was more likely than not that the capital loss carryforwards subject to the valuation allowance would be utilized during 2015. The Company’s projected utilization of the capital loss carryforward deferred tax asset and corresponding release of the remaining valuation allowance is reflected in the calculation of the Company’s estimated annual effective tax rate.

The Company believes there is potential for volatility in its 2015 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in its forecasted earnings and capital gains for the year.

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

Cash Flows

As of March 31, 2015, our cash and cash equivalents totaled $74.0 million representing a net decrease of $34.9 million for the first quarter of 2015. The decrease is attributable to cash used in operating activities of $6.7 million, cash used in investing activities of $3.4 million, and $24.8 million of cash used in financing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $6.7 million during the first quarter of 2015, compares to $17.1 million of cash used in operating activities during the first quarter of 2014. This cash used in operating activities during the first quarter of 2015 reflects our net operating loss for the quarter and $21.8 million of cash used to reduce accrued compensation, offset by a $9.1 million decrease in trading desk positions as well as the impact of changes in other receivables and payables. The cash used in operating activities during the first quarter of 2014 reflects our operating income during the period and a $2.1 million reduction in our trading desk positions, offset by $18.9 million of cash used to reduce accrued compensation and accounts payable and a $7.3 million increase in amounts due from/to brokers, dealers, and clearing organizations.

Net cash used in investing activities of $3.4 million during the first quarter of 2015 compares to net cash used in investing activities of $12.5 million during the first quarter of 2014. The $3.4 million used in 2015 reflects principal investments purchased during the quarter, including $0.8 million of investment funds and $5.9 million related to short-sales of U.S. Treasury securities. In addition, during the first quarter of 2015 we made a $1.1 million payment against the contingent consideration liability for securities lending. These items were partially offset by $5.3 million of proceeds from investments sold during the quarter. The $12.5 million used in 2014 reflects principal investments purchased during the quarter, including $15.0 million of investment funds and $2.6 million of trading securities, as well as $4.9 million related to short-sales of U.S. Treasury securities. These items were partially offset by $10.8 million of proceeds from investments sold during the quarter.

Net cash used in financing activities of $24.8 million during the first quarter of 2015 compares to $8.2 million used during the first quarter of 2014. The 2015 activity reflects the repurchase of 1.0 million shares of our common stock for $25.8 million partially offset by the excess tax benefit from share-based activity and stock options exercised. The 2014 activity reflects the repurchase of 0.3 million shares of our common stock for $8.2 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $74.0 million at March 31, 2015) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of March 31, 2015, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables and investments carried at cost. As of March 31, 2015 and December 31, 2014, our liquid assets consisted primarily of cash and cash equivalents of $74.0 million and $109.0 million, respectively.

The increase in our total assets to $1.4 billion as of March 31, 2015 compared to $1.0 billion as of December 31, 2014, was primarily the result of a $217.1 million increase in due from brokers, dealers and clearing organizations, and a $153.4 million increase in securities borrowed. These increases were partially offset by the $34.9 million decrease in cash noted above, and a $17.0 million decrease in financial instruments owned, at fair value.

Regarding our due from brokers, dealers and clearing organizations balance, during the first quarter of 2015, as part of the Company’s investing activities, the Company entered into two short-sales totaling $200 million face value, of 4.625% U.S. Treasury securities. Proceeds from these 2015 short-sales and a short-sale of a $75 million face value, 7.25% U.S. Treasury security, as well as related margin requirements, totaling $305.1 million, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s consolidated balance sheets at March 31, 2015. The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled trades associated with our credit sales and trading activities and also includes unsettled equity and convertible securities trades.

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

As of March 31, 2015, our $111.4 million of investments primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.

The increase in our total liabilities to $1.1 billion as of March 31, 2015 compared to $774.7 million as of December 31, 2014 was the result of a $208.5 million increase in securities sold but not yet purchased and a $157.2 million increase in securities loaned. This increase was partially offset by a $22.5 million decrease in accrued compensation and benefits. The increase in securities sold but not yet purchased reflects the two short-sales totaling $200 million face value, of 4.625% U.S. Treasury securities noted above. These securities mature in November

2016. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2015, FBRCM had total regulatory net capital of $44.0 million, which exceeded its required net capital of $2.0 million by $42.0 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three months ended March 31, 2015, we repurchased 956 thousand shares of our common stock in open market or privately negotiated transactions at a weighted average share price of $24.85 per share, for a total cost of $23.8 million. As of March 31, 2015, we had a remaining authority to repurchase up to 44 thousand additional shares. On April 21, 2015, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to 750 thousand shares.

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three months ended March 31, 2015, the Company purchased 90 thousand shares of common stock at a weighted average share price of $23.33 per share for a total cost of $2.1 million for this purpose.

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

Market risk in our securities lending business arises when the market value of securities borrowed declines relative to the cash we post as collateral with the lender; and when the market value of the securities we have loaned increases relative to the cash we have received as collateral from the borrower. Market value fluctuations in our securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from out trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount.  The table below presents the Company’s 95%/one-day VaR for the three months ended March 31, 2015 and 2014 (dollars in thousands):

95% / One-Day VaR
For the Three Months Ended March 31,
2015				2014
Period End	Average	High	Low	Period End	Average	High	Low

$171	$225	$270	$171	$325	$259	$328	$194

The Company’s VaR of $171 thousand at March 31, 2015 is .07% of our shareholders’ equity as of that date and the change in period end VaR from year to year shows a decrease of $154 thousand.  The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with securities sold but not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $0.1 million at March 31, 2015. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the section Equity Price Risk.

The primary method used to test the reasonableness of VaR measure is to compare actual daily trading revenue fluctuations with the daily VaR estimate. If the lowest 5th percentile of daily trading revenues in the revenue fluctuations analysis are less than the loss predicted by the 95th percentile VaR estimate, then the VaR estimate is considered a reasonable predictor of actual trading results. In performing this comparison, the Company’s definition of trading revenues and losses includes commissions, sales credits, net interest income, and gains and losses from intraday trading in the Company’s market-making trading businesses. It does not include the activities of investments in equity that are described in detail in the section Equity Price Risk below.

The following table provides the actual daily trading revenue fluctuations during the three months ended March 31, 2015. Over this three month period, the lowest 5 percentile of all trading days is represented by the first, second and third columns from the left in the table below, which reflect the three lowest days of daily trading revenue.  Although not specifically shown in the table, during this three-day period, the average daily trading revenues were net losses of $1 thousand and the lowest one-day trading revenues was a net loss of $175 thousand. As evidenced by these results, during the three months ended March 31, 2015 we did not incur losses that were in excess of our average one-day VaR.

Trading Revenues
Daily P&L Histogram
Three Months Ended March 31, 2015
$ in Thousands
Number of Trading Days
18
16
14
12
10
8
6
4
2
-
< $0
$0 - $50
$51-$94
$95-$150
$151-$200
$201-$250
$251-$300
$301-$350
$351-$400
$401-$450

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2015. The fair value of the $12.6 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $13.8 million and $11.3 million, respectively, and the fair value of the $9.2 million of other equity investments would increase or decrease to $10.1 million and $8.3 million, respectively.

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

Credit Risk. Our broker-dealer subsidiary clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At March 31, 2015 and December 31, 2014, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2015 and 2014, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing brokers and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

Credit risk from our securities lending operations arises if a lender or borrower defaults on an outstanding loan or borrow transaction and the cash or securities we are holding is insufficient to cover the amount they owe us for that receivable. We assign credit limits and collateral posting thresholds for each counterparty and these limits and thresholds are reviewed periodically.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2015, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2015, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2015, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York. The amended complaint, filed on November 24, 2014, (the “Amended Complaint”), names FBRCM as a co-managing underwriter of offerings in September 2013 and December 2013.  Plaintiffs allege that the Registration Statement and Prospectus used in connection with these offerings were negligently prepared and, as a result, contained untrue statements of material fact and omitted to state other facts necessary to make the statements made not misleading. The Amended Complaint asserts claims against all the underwriters under Sections 11 and 12 of the Securities Act.  Regional Management has agreed to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement. In response to the defendants’ motions to dismiss, filed on January 23, 2015, the putative class plaintiffs filed a second amended complaint (the ”Second Amended Complaint”), which shall serve as the operative complaint.  On April 28, 2015 the underwriter defendants filed a motion to dismiss the Second Amended Complaint.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter was not probable and estimable as of March 31, 2015.

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

As of March 31, 2015, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the first quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2015	$—	$—	—	437,059
February 1 to February 28, 2015	96,520	24.87	96,520	903,480
March 1 to March 31, 2015	859,276	24.85	859,276	44,204
Total	955,796	24.85	955,796	44,204

(1)

On February 10, 2015, the Board of Directors of the Company approved an increase in the Company’s repurchase authorization to one million shares.  On April 21, 2015, the Board of Directors of the Company approved an increase in the Company’s repurchase authorization to 750,000 shares.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits
Exhibit Number	Exhibit Title
3.1	Amended and Restated Bylaws of FBR & Co., dated April 21, 2015.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: May 8, 2015	By:	/s/ Bradley j. Wright
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)