Form 10-Q
period 2015-06-30
FBR & Co.
filed 2015-08-10
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 31, 2015 was 7,455,687 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$71,170	$108,962
Receivables:
Securities borrowed	683,269	594,674
Due from brokers, dealers and clearing organizations	323,949	94,489
Customers	2,897	3,349
Other	5,945	5,227
Financial instruments owned, at fair value	120,949	166,047
Other investments, at cost	7,000	7,000
Goodwill and intangible assets	4,742	4,921
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	15,161	15,388
Deferred tax assets, net of valuation allowance	28,497	28,648
Prepaid expenses and other assets	5,390	6,392
Total assets	$1,268,969	$1,035,097

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$685,266	$595,717
Securities sold but not yet purchased, at fair value	300,571	121,310
Accrued compensation and benefits	20,668	34,571
Accounts payable, accrued expenses and other liabilities	27,599	23,093
Total liabilities	1,034,104	774,691

Commitments and Contingencies (Note 7)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,518,603 and 8,388,697 shares issued and outstanding, respectively	8	8
Additional paid-in capital	277,465	302,720
Restricted stock units	33,734	34,353
Accumulated other comprehensive income, net of taxes	—	44
Accumulated deficit	(76,342)	(76,719)
Total shareholders’ equity	234,865	260,406
Total liabilities and shareholders’ equity	$1,268,969	$1,035,097

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Investment banking:
Capital raising	$27,827	$35,312	$37,111	$68,628
Advisory	1,901	472	5,292	3,795
Institutional brokerage	12,441	14,643	24,684	29,734
Net investment income	3,679	9,091	7,029	12,925
Interest	8,008	270	14,993	554
Dividends and other	192	393	463	580
Total revenues	54,048	60,181	89,572	116,216
Interest expense	9,792	3,083	18,221	4,760
Revenues, net of interest expense	44,256	57,098	71,351	111,456

Non-interest expenses:
Compensation and benefits	24,275	32,070	42,230	63,370
Professional services	4,439	4,424	6,812	7,362
Business development	2,642	3,057	4,530	5,425
Clearing and brokerage fees	1,336	1,137	2,559	2,361
Occupancy and equipment	3,103	3,003	6,161	6,155
Communications	2,576	2,856	5,587	5,748
Other operating expenses	1,487	1,576	2,917	3,045
Total non-interest expenses	39,858	48,123	70,796	93,466
Income before income taxes	4,398	8,975	555	17,990
Income tax expense	1,499	1,999	178	5,404
Net income	$2,899	$6,976	$377	$12,586

Income per share:
Basic income per share	$0.36	$0.65	$0.04	$1.15
Diluted income per share	$0.32	$0.58	$0.04	$1.04

Basic weighted average shares outstanding (in thousands)	8,084	10,795	8,453	10,927
Diluted weighted average shares outstanding (in thousands)	9,159	11,965	9,634	12,050
Cash dividends declared per common share	$0.20	$-	$0.20	$-

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$2,899	$6,976	$377	$12,586
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investment securities, net of taxes of $0, $2, $28 and $14, respectively	—	5	(44)	24
Comprehensive income	$2,899	$6,981	$333	$12,610

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2013	10,545	$11	$362,983	$21,487	$34	$(93,738)	$290,777
Net income	—	—	—	—	—	17,019	17,019
Issuance of common stock, net of forfeitures	295	—	5,447	(3,100)	—	—	2,347
Repurchase of common stock	(2,380)	(3)	(64,091)	—	—	—	(64,094)
Repurchase of common stock for employee tax withholding	(71)	—	(1,823)	—	—	—	(1,823)
Stock compensation expense for options granted to purchase common stock	—	—	204	—	—	—	204
Issuance of restricted stock units	—	—	—	15,966	—	—	15,966
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	10	—	10
Balances at December 31, 2014	8,389	$8	$302,720	$34,353	$44	$(76,719)	$260,406
Net income	—	—	—	—	—	377	377
Cash dividends declared - common stock ($0.20 per share)	—	—	(1,934)	—	—	—	(1,934)
Issuance of common stock, net of forfeitures	320	—	5,470	(4,304)	—	—	1,166
Repurchase of common stock	(1,091)	—	(26,636)	—	—	—	(26,636)
Repurchase of common stock for employee tax withholding	(99)	—	(2,300)	—	—	—	(2,300)
Stock compensation expense for options granted to purchase common stock	—	—	145	—	—	—	145
Issuance of restricted stock units	—	—	—	3,685	—	—	3,685
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	(44)	—	(44)
Balance at June 30, 2015	7,519	$8	$277,465	$33,734	$-	$(76,342)	$234,865

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$377	$12,586
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,580	717
Deferred income taxes	178	3,522
Net investment income from investments	(7,029)	(12,925)
Stock compensation	3,353	4,546
Excess tax benefit from share-based award activity	(934)	—
Other	28	(13)
Changes in operating assets:
Receivables:
Securities borrowed	(88,596)	—
Brokers, dealers and clearing organizations	(8,518)	(10,343)
Customers	314	135
Other	(580)	(240)
Trading securities	36,741	(19,744)
Prepaid expenses and other assets	976	(1,357)
Changes in operating liabilities:
Securities loaned	89,550	—
Trading account securities sold but not yet purchased	(29,788)	21,725
Accounts payable, accrued expenses and other liabilities	51	4,898
Accrued compensation and benefits	(13,273)	(1,650)
Brokers, dealers and clearing organizations	—	10,807
Net cash (used in) provided by operating activities	(15,570)	12,664
Cash flows from investing activities
Purchases of investment securities and other investments	(818)	(41,507)
Proceeds from sales of and distributions from investments	14,107	26,610
Securities sold but not yet purchased	215,074	302,006
Due from brokers, dealers and clearing organizations	(220,942)	(311,816)
Purchase of securities lending business	(1,101)	—
Purchases of furniture, equipment, software, and leasehold improvements	(1,175)	(3,257)
Net cash provided by (used in) investing activities	5,145	(27,964)
Cash flows from financing activities
Repurchases of common stock	(28,936)	(17,329)
Proceeds from sales of common stock	635	1,561
Excess tax benefit from share-based award activity	934	—
Net cash used in financing activities	(27,367)	(15,768)
Cash and cash equivalents
Net decrease in cash and cash equivalents	(37,792)	(31,068)
Cash and cash equivalents, beginning of period	108,962	207,973
Cash and cash equivalents, end of period	$71,170	$176,905
Supplemental cash flows disclosures
Income tax payments	$19	$2,781
Interest payments	$18,426	$7,219

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).

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

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S. government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from one independent broker-dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments.  The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided; such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of June 30, 2015 and December 31, 2014. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2015	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$4,022	$1,985	$—	$2,037
Convertible and fixed income debt instruments	16,935	—	16,935	—
	$20,957	$1,985	$16,935	$2,037
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	6,508	—	—	6,508
Warrants	703	—	—	703
	7,211	—	—	7,211
Investment funds	92,781	—	41,576	51,205
Total	$120,949	$1,985	$58,511	$60,453
Securities sold but not yet purchased, at fair value:
U.S. Treasury securities	$290,981	$290,981	$—	$—
Marketable and non-public equity securities	7,847	7,847	—	—
Convertible and fixed income debt instruments	1,743	—	1,743	—
Total	$300,571	$298,828	$1,743	$—

As of June 30, 2015, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $60,453, or 4.8% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of June 30, 2015:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$8,545	Over-the-counter trading activity	$0.41 - $17.50/share	$11.46
Black-Scholes	$703	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.2%	2.2%

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

The table above excludes $51,205 of investments in 11 non-registered investment funds that are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

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

As of December 31, 2014, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $49,784, or 4.8% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2014:

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Trading Securities	Investment Funds	Total
Beginning balance, April 1, 2015	$2,856	$50,928	$53,784
Total net gains (losses) (realized/unrealized)
Included in earnings	538	277	815
Included in other comprehensive income	—	—	—
Purchases	25,677	—	25,677
Sales/Distributions	(19,823)	—	(19,823)
Ending balance, June 30, 2015	$9,248	$51,205	$60,453
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$673	$277	$950

	Trading Securities	Investment Funds	Total
Beginning balance, April 1, 2014	$3,884	$77,854	$81,738
Total net gains (losses) (realized/unrealized)
Included in earnings	168	2,201	2,369
Included in other comprehensive income	—	—	—
Purchases	34,937	13,487	48,424
Sales/Distributions	(29,470)	(252)	(29,722)
Transfers out of Level 3	(33)	—	(33)
Ending balance, June 30, 2014	$9,486	$93,290	$102,776
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$102	$2,201	$2,303

There were no transfers into or out of Level 3 financial assets during the three months ended June 30, 2015.  One transfer was made out of Level 3 and into Level 1 during the three months ended June 30, 2014 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014.

		Trading Securities	Investment Funds	Total
Beginning balance, January 1, 2015		$3,188	$46,596	$49,784
Total net gains (losses) (realized/unrealized)
Included in earnings		235	661	896
Included in other comprehensive income		—	—	—
Purchases		39,097	750	39,847
Sales/Distributions		(33,243)	(47)	(33,290)
Transfers (out of) into Level 3		(29)	3,245	3,216
Ending balance, June 30, 2015		$9,248	$51,205	$60,453
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date		$370	$661	$1,031

	Trading Securities	Trading Securities Sold not yet Purchased	Investment Funds	Total
Beginning balance, January 1, 2014	$11,535	$(1,499)	$61,197	$71,233
Total net gains (losses) (realized/unrealized)
Included in earnings	88	(122)	3,892	3,858
Included in other comprehensive income	—	—	—	—
Purchases	48,779	6,043	28,487	83,309
Sales/Distributions	(44,667)	(4,422)	(286)	(49,375)
Transfers out of Level 3	(6,249)	—	—	(6,249)
Ending balance, June 30, 2014	$9,486	$—	$93,290	$102,776
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(275)	$—	$3,810	$3,535

There was one transfer into Level 3 financial assets and out of Level 2 during the six months ended June 30, 2015 and one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded. Two transfers were made out of Level 3 and into Level 1 during the six months ended June 30, 2014, for equity securities that were previously non-public equity securities and during the applicable period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three and six months ended June 30, 2015 and 2014, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total gains and losses included in earnings for the period:
Institutional brokerage	$136	$42	$137	$3
Net investment income	679	2,327	759	3,855
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$271	$(24)	$272	$(238)
Net investment income	679	2,015	759	3,461

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

During the three and six months ended June 30, 2015, except for the impact of the scheduled partial payment of contingent consideration payable, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value. During the year ended December 31, 2014, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.

Financial Instruments Held for Investment—Designated as Trading

As of June 30, 2015, and December 31, 2014, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiary that are classified as trading securities. In addition, as of June 30, 2015 and December 31, 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiary that are classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations. In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiary as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations. During the three and six months ended June 30, 2015, the Company elected to account for one non-public equity security, purchased at a cost of $3,999, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net gains recognized on trading securities	$3,717	$5,665	$6,408	$8,050
Less: Net gains recognized on trading securities sold during the period	—	(804)	(24)	(931)
Unrealized gains recognized on trading securities still held at the reporting date	$3,717	$4,861	$6,384	$7,119

As part of the Company’s investing activities, during the six months ended June 30, 2015, the Company entered into two short sales, totaling $200,000 face value, of 4.625% U.S. Treasury securities. These securities mature in November 2016. There were no such investing activities in the three months ended June 30, 2015. During the three months ended June 30, 2014, as part of the Company’s investing activities, the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security maturing in May 2016. During the six months ended June 30, 2014, the Company also entered into two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities. These two securities which mature in November 2015 and February 2016, respectively, were settled in the fourth quarter of 2014. These positions are included in securities sold but not yet purchased on the Company’s consolidated balance sheets. Proceeds from open short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations in the Company’s consolidated balance sheets. Such amounts are not available for withdrawal and are subject to closure of the open short positions. During the three months ended June 30, 2015 and 2014, the Company incurred $3,712 and $3,083, respectively, of interest expense related to these transactions. During the six months ended June 30, 2015 and 2014, the Company incurred $6,909 and $4,760, respectively, of interest expense related to these transactions.

The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Fair Value of the Investments Valued at NAV

As of June 30, 2015 and December 31, 2014, the Company had $92,781 and $104,888, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$49,003	$—	$57,532	$—
Multi-strategy	32,835	—	37,890	—
Private equity funds	10,943	1,745	9,466	2,586
Total	$92,781	$1,745	$104,888	$2,586

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates. As of June 30, 2015, 45% of the fair value of the Company’s fund investments, or $41,576 of the hedge funds, was redeemable on either a monthly or quarterly basis with notice periods of 60 days or less, 34% of the fair value, or $31,536 of the hedge funds, was redeemable on a quarterly basis with notice periods of between 90 days and 180 days. In addition, 9% of the fair value, or $8,726 of the hedge funds, was subject to lockup provisions 30% of which will expire during 2015.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2015 it was estimated that these funds will be liquidated in the next three years.

Financial Instruments Held for Investment—Designated as Available-for-Sale

From time-to-time, the Company may have investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that are classified as available-for-sale securities. These investments are designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they are available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. As of June 30, 2015, the Company did not have any marketable equity securities classified as available-for-sale. Gross unrealized gains and losses on available-for-sale securities as of December 31, 2014 were as follows:

	December 31, 2014
		Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable equity securities	$100	$72	$—	$172

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its consolidated statement of operations. The Company did not recognize any other-than-temporary impairment losses during the three and six months ended June 30, 2015 and 2014. As of June 30, 2014, the Company did not hold any marketable equity securities that were in an unrealized loss position.

There were no sales of marketable equity securities classified as available-for-sale during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company sold its remaining marketable equity security classified as available-for-sale and received proceeds of $191 resulting in a gross gain of $91. There were no sales of marketable equity securities during the three and six months ended June 30, 2014.

Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component for the period indicated along with detail regarding reclassifications from other comprehensive income. All such reclassifications from other comprehensive income are included in net investment income in the Company’s consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accumulated other comprehensive income, beginning balance	$—	$53	$44	$34
Other comprehensive income before reclassifications	—	5	—	24
Amounts reclassified from other comprehensive income	—	—	(44)	—
Accumulated other comprehensive income, at period end	$—	$58	$—	$58

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reclassifications from other comprehensive income:
Realized gains on sale of securities	$—	$—	$44	$—

Other Investments, at Cost

Other investments consisted of the following as of the dates indicated:

	June 30, 2015	December 31, 2014
Non-public equity securities	$7,000	$7,000

The Company evaluates its non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and six months ended June 30, 2015 and 2014.

During the three and six months ended June 30, 2015, there were no sales of investments carried at cost. During the three and six months ended June 30, 2014, the Company received proceeds of $1,428  from the sale of a non-public equity security resulting in a gross gain of $1,176. During the six months ended June 30, 2014, the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment that was carried at cost.

3. Securities Lending

On March 27, 2014, the Company entered into a Transaction Agreement with Lazard Capital Markets LLC (“LCM”) pursuant to which FBR Capital Markets & Co. (“FBRCM”) agreed to purchase LCM’s securities lending business (the “Transaction Agreement”) and on August 4, 2014, the Company completed its purchase of this business. As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The Company believes that this acquisition will be accretive to its overall revenue per employee and operating margin. Pursuant to the terms of the Transaction Agreement, the Company made an initial cash payment of $1,000 at closing and is obligated to make additional payments that are contingent on the performance of the business over the 18 month period subsequent to the closing. During the six months ended June 30, 2015, the Company made such an additional payment of $1,101 and as of June 30, 2015, the Company has estimated its aggregate remaining contingent payments to be $2,969. This estimated contingent obligation is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The Company will continue to assess the value of this contingent consideration at each reporting date until its obligations are satisfied.

As a result of this purchase, the Company recorded goodwill of $2,570 and a finite-lived intangible asset related to acquired customer relationships initially valued at $2,500. The goodwill and intangible asset balances are included in the Company’s capital markets segment and these balances are expected to be deductible for tax purposes. The customer relationship intangible assets will be amortized over their estimated useful life of seven years on a straight-line basis. During the three and six months ended June 30, 2015, the Company recorded $89 and $179, respectively, of amortization expense related to this intangible asset that is included in other operating expenses in the Company’s consolidated statements of operations.

The following tables presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
Securities borrowed	$683,269	$—	$683,269	$683,269	$—
Securities loaned	$685,266	$—	$685,266	$685,266	$—

	As of December 31, 2014
	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
Securities borrowed	$594,674	$—	$594,674	$594,674	$—
Securities loaned	$595,717	$—	$595,717	$595,717	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

4. Income Taxes:

During the three and six months ended June 30, 2015, the Company recorded tax provisions of $1,499 and $178, respectively. The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three and six months ended June 30, 2015 were 34.1% and 32.1%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

During the three and six months ended June 30, 2014, the Company recorded tax provisions of $1,999 and $5,404, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2014 were 22.3% and 30.0%, respectively. These tax rates differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

At December 31, 2014, the Company’s net deferred tax assets totaled $32,183 and were partially offset by a valuation allowance of $3,535. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on its assessment as of June 30, 2015, the Company determined that it was more likely than not that the capital loss carryforwards subject to the valuation allowance would be utilized in 2015. The Company’s projected utilization of the capital loss carryforward deferred tax asset and corresponding release of the remaining valuation allowance is reflected in the calculation of the Company’s estimated annual effective tax rate.

5. Regulatory Capital Requirements:

FBRCM, the Company’s broker-dealer subsidiary, is registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, it is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2015, FBRCM had net capital of $52,504, which was $49,826 in excess of its required net capital of $2,678.

6. Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and RSUs, that are subject to forfeiture. The following tables present the computations of basic and diluted income per share for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	8,084	8,084	10,795	10,795
Stock options, unvested restricted stock and RSUs (in thousands)	—	1,075	—	1,170
Weighted average common and common equivalent shares outstanding (in thousands)	8,084	9,159	10,795	11,965
Net income applicable to common stock	$2,899	$2,899	$6,976	$6,976
Net income per common share	$0.36	$0.32	$0.65	$0.58

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	8,453	8,453	10,927	10,927
Stock options, unvested restricted stock and RSUs (in thousands)	—	1,181	—	1,123
Weighted average common and common equivalent shares outstanding (in thousands)	8,453	9,634	10,927	12,050
Net income applicable to common stock	$377	$377	$12,586	$12,586
Net income per common share	$0.04	$0.04	$1.15	$1.04

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options—Employees and directors	680	728	620	730
Stock Options—Non-employee	32	27	32	27
Restricted Stock, unvested	11	6	11	6
Restricted Stock Units, unvested	1,070	1,056	1,024	1,100
Total	1,793	1,817	1,687	1,863

7. Commitments and Contingencies:

Litigation

As of June 30, 2015, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York. The amended complaint, filed on November 24, 2014 (the “Amended Complaint”), names FBRCM as a co-managing underwriter of offerings in September 2013 and December 2013.  Plaintiffs allege that the Registration Statement and Prospectus used in connection with these offerings were negligently prepared and, as a result, contained untrue statements of material fact and omitted to state other facts necessary to make the statements made not misleading. The Amended Complaint asserts claims against all the underwriters under Sections 11 and 12 of the Securities Act.  Regional Management has agreed to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement. In response to the defendants’ motions to dismiss, filed on January 23, 2015, the putative class plaintiffs filed a second amended complaint (the “Second Amended Complaint”), which shall serve as the operative complaint.  On April 28, 2015 the underwriter defendants filed a motion to dismiss the Second Amended Complaint. On June 12, 2015 the plaintiffs filed a motion in opposition to the motion to dismiss, and on July 14, 2015 the underwriter defendants filed their reply brief.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter was not probable and estimable as of June 30, 2015.

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

8. Shareholders’ Equity:

Share Repurchases

During the three and six months ended June 30, 2015, the Company repurchased 134,868 shares and 1,090,664 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $21.40 per share and $24.42 per share, respectively, for a total cost of $2,887 and $26,636, respectively. During the three and six months ended June 30, 2014, the Company repurchased 400,195 shares and 662,012 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $26.19 per share and $26.18 per share, respectively, for a total cost of $10,480 and $17,329, respectively. On April 21, 2015, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to 750,000 shares. As of June 30, 2015, the Company had remaining authority to repurchase 615,132 additional shares.

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three and six months ended June 30, 2015, the Company purchased 9,000 shares and 99,000 shares, respectively, of common stock at weighted average share prices of $22.22 per share and $23.23 per share, respectively, for a total cost of $200 and $2,300, respectively, for this purpose. During the year ended December 31, 2014, the Company purchased 71,000 shares of common stock at a weighted average share price of $25.68 per share for a total cost of $1,823 for this purpose.

Dividends

On June 16, 2015, the Company announced that its Board of Directors approved the declaration of a quarterly cash dividend of $0.20 per common share to be paid on August 28, 2015 to shareholders of record as of the close of business on July 31, 2015.

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of June 30, 2015, the Company had $430 of cash dividends payable related to such unvested RSUs and restricted shares. Note that with respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2015, the Company recognized compensation expense of $55 and $139, respectively, related to the Purchase Plan. For the three and six months ended June 30, 2014, the Company recognized compensation expense of $39 and $188, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options	$—	$27	$7	$(85)
Restricted shares	72	72	152	135
RSUs	916	2,235	3,056	4,308

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	17,184	48,625	—	17,184	359,342
Grant date fair value per share	$—	$22.55	$22.01	$—	$22.55	$23.47

For all RSU awards that vest based on individual service requirements and the Company’s achievement of specified performance goals, the Company assesses the probability of achieving these goals at each reporting date.

Included in the RSUs granted during the six months ended June 30, 2015 were 230,258 RSU awards that will vest based on both individual service requirements and the Company’s achievement of a specified performance goal. For awards granted in 2015, the performance goal will be met at (1) a 50% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2015 (the “2015 performance period”); (2) a 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the 2015 performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the 2015 performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the 2015 performance period, no performance share units will be earned and the award will be forfeited. During the three and six months ended June 30, 2015, compensation expense was recognized based on the Company’s assessment that the awards would vest at a 50% rate.

Regarding 277,405 RSU awards granted in 2014 that include performance goals, the performance goal will be met at (1) a 50% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2014 (the “2014 performance period”); (2) a 100% rate if the tangible book value of the Company, measured on a per share basis, has increased by an amount equal to a 9% compound annual growth rate over the 2014 performance period; and (3) a proportional rate between 50% and 100% in the event the tangible book value of the Company, measured on a per share basis, has increased by an amount between a 6% and a 9% compound annual growth rate over the 2014 performance period. In the event the tangible book value of the Company, measured on a per share basis, has not increased by an amount equal to a 6% compound annual growth rate over the 2014 performance period, no performance share units will be earned and the award will be forfeited. During the three and six months ended June 30, 2015, compensation expense was recognized based on the Company’s assessment that the minimum performance threshold will not be met. As a result of this assessment, $1,042 of stock compensation expense recognized during the year ended December 31, 2014 was reversed during the three months ended June 30, 2015.

Regarding 375,000 RSU awards granted in 2013 that include performance goals, the performance goal will be met at (1) a 100% rate if the combined net worth of the Company, measured on a per share basis has increased by an amount equal to a 7% compound annual growth rate over the three-year period beginning on April 1, 2013 (the “2013 performance period”); (2) a 50% rate if the combined net worth of the Company, measured on a per share basis, has increased by an amount equal to a 4% compound annual growth rate over the 2013 performance period; and (3) a proportional rate between 50% and 100% in the event the net worth of the Company, measured on a per share basis has increased by an amount between a 4% and 7% compound annual growth over the 2013 performance period.  During the three and six months ended June 30, 2015, compensation expense was recognized based on the Company’s assessment that the awards would vest at a 100% rate.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2015
	Stock Options	Restricted Shares	RSUs	Performance Condition RSUs (1)
Unrecognized compensation	$—	$372	$5,441	$3,907
Unvested awards	—	17,184	1,145,331	490,129
Weighted average vesting period	—	0.96 years	0.78 years	1.44 years

(1)

The unvested Performance Condition RSUs and unrecognized compensation amounts specified are based on the Company’s assessment of the rate at which the performance conditions will be met and the related percentage of awards that will vest. The total unvested awards that include a performance condition and related unrecognized compensation are 882,663 and $13,269, respectively. This total compensation would only be recognized if all of the applicable awards with performance conditions vested at a 100% rate.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the six months ended June 30, 2015, the Company granted 26,549 such RSUs with an aggregate fair value upon grant date of $630. For the six months ended June 30, 2014, the Company granted 294,843 comparable RSUs with an aggregate fair value upon grant date of $7,317.

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

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Three Months Ended
	June 30, 2015			June 30, 2014
	Capital Markets	Principal Investing	Total	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$29,728	$—	$29,728	$35,784	$—	$35,784
Institutional brokerage	12,441	—	12,441	14,643	—	14,643
Net investment income	—	3,679	3,679	—	9,091	9,091
Interest	8,008	—	8,008	245	25	270
Dividends and other	64	128	192	240	153	393
Total revenues	50,241	3,807	54,048	50,912	9,269	60,181
Interest expense	6,080	3,712	9,792	—	3,083	3,083
Revenues, net of interest expense	44,161	95	44,256	50,912	6,186	57,098
Operating expenses:
Variable	17,112	(18)	17,094	21,140	1,139	22,279
Fixed	22,277	487	22,764	25,193	651	25,844
Total	39,389	469	39,858	46,333	1,790	48,123
Pre-tax income (loss)	$4,772	$(374)	$4,398	$4,579	$4,396	$8,975
Compensation and benefits:
Variable	$11,120	$(20)	$11,100	$16,018	$1,135	$17,153
Fixed	12,835	340	13,175	14,552	365	14,917
Total	$23,955	$320	$24,275	$30,570	$1,500	$32,070
Total assets	$860,722	$408,247	$1,268,969	$349,082	$397,039	$746,121
Total net assets	$168,299	$66,566	$234,865	$193,877	$104,060	$297,937

	Six Months Ended
	June 30, 2015			June 30, 2014
	Capital Markets	Principal Investing	Total	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$42,403	$—	$42,403	$72,423	$—	$72,423
Institutional brokerage	24,684	—	24,684	29,734	—	29,734
Net investment income	—	7,029	7,029	—	12,925	12,925
Interest	14,991	2	14,993	432	122	554
Dividends and other	211	252	463	301	279	580
Total revenues	82,289	7,283	89,572	102,890	13,326	116,216
Interest expense	11,312	6,909	18,221	—	4,760	4,760
Revenues, net of interest expense	70,977	374	71,351	102,890	8,566	111,456
Operating expenses:
Variable	22,503	5	22,508	40,684	1,358	42,042
Fixed	47,068	1,220	48,288	50,001	1,423	51,424
Total	69,571	1,225	70,796	90,685	2,781	93,466
Pre-tax income (loss)	$1,406	$(851)	$555	$12,205	$5,785	$17,990
Compensation and benefits:
Variable	$13,609	$—	$13,609	$32,121	$1,352	$33,473
Fixed	27,893	728	28,621	29,188	709	29,897
Total	$41,502	$728	$42,230	$61,309	$2,061	$63,370
Total assets	$860,722	$408,247	$1,268,969	$349,082	$397,039	$746,121
Total net assets	$168,299	$66,566	$234,865	$193,877	$104,060	$297,937

The total assets of the Company’s principal investing segment increased to $408,247 as of June 30, 2015 from $204,159 as of December 31, 2014. The increase in these total assets was a result of investing activities during the six months ended June 30, 2015, in particular two short-sales totaling $200,000, face value, of 4.625% U.S. Treasury securities that were outstanding as of June 30, 2015.

10. Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”). This ASU provides guidance for eliminating the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient for fair value.  Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. Although classification within the fair value hierarchy is no longer required, an entity must disclose the amount of investments measured using the NAV in order to permit reconciliation of the fair value of investments in the hierarchy to the corresponding line items in the balance sheet. ASU 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not anticipate that the adoption of ASU 2015-07 will have a material impact on its consolidated financial statements or disclosures.

11. Subsequent Events:

On July 23, 2015, the Company announced that it had entered into an agreement to acquire MLV & Co. LLC, an investment banking and brokerage firm focused on equity capital markets and a leading provider of At-the-Market (“ATM”) offerings. The transaction has been approved by the board of directors of both companies and is expected to close in the third quarter of 2015 subject to customary closing conditions and regulatory approval.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Environment

U.S. equity markets have reached new highs in 2015.  Despite this performance from the market overall, during the first half of 2015 there were 91 IPOs completed in the U.S. raising over $19 billion compared to 134 IPOs for $29.5 billion in the first half of 2014, a decrease of 32% by number and 36% by dollar volume. While IPOs were down in the year over year comparison, the second quarter of 2015 was markedly improved over the first quarter. During the second quarter of 2015 there were 59 IPOs completed raising $13 billion up from 32 IPOs raising $6 billion in the first quarter of this year. Total domestic equity issuance was $132.1 billion in the first six months of 2015, compared to $116.5 billion in the first six months of last year.

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

While capital markets conditions remain generally favorable, new issue activity has been narrow with healthcare and technology making up a high percentage of IPO deal volume in the first half of 2015. While the Federal Reserve has ended its bond purchase programs, the market continues to benefit from historically low interest rates. We have observed a more cautious stance from equity investors as a result of somewhat higher volatility, elevated market multiples, revenue headwinds from the impact of the increasing value of the dollar, and concerns around the anticipated impact of the Fed beginning a tightening cycle.

Executive Summary

For the second quarter of 2015 our revenues, net of interest expense, were $44.3 million, our pre-tax income was $4.4 million and our net income was $2.9 million. This compares to second quarter 2014 revenues, net of interest expense, of $57.1 million, pre-tax income $9.0 million, and net income of $7.0 million.

The difference in our second quarter 2015 operating results compared to 2014 is primarily due to a $12.8 million reduction in revenues, net of interest expense, compared to 2014. In particular, as a result of diminished market activity and our completion of fewer investment banking transactions, our second quarter 2015 investment banking revenue decreased $6.1 million to $29.7 million from $35.8 million in 2014. Additionally, due to reduced returns from our investment fund positions as well as a reduction in gains from equity security investments, our net revenues from principal investing in the second quarter of 2015 decreased $6.1 million to $0.1 million from $6.2 million in 2014. Our second quarter 2015 institutional brokerage and securities lending revenues decreased slightly to $14.3 million from $14.6 million in 2014. The impact of these lower revenues in the second quarter of 2015 was partially offset by decreased expenses in 2015 compared to 2014.

Regarding expenses, as a result of the reduction in revenues noted above, our total expenses in the second quarter of 2015 were $39.9 million compared to $48.1 million in 2014. Within our total expenses, reflecting cost reductions in professional services, and business development and communications, non-compensation fixed expenses were $9.6 million in the second quarter of 2015 compared to $10.9 million in 2014. In addition, our compensation and benefits expense as a percentage of net revenues was 55% in the second quarter of 2015 compared to 56% in the second quarter of 2014.

For the six months ended June 30, 2015 our revenues, net of interest expense, were $71.4 million, our pre-tax income was $0.6 million and our net income was $0.4 million, compared to revenue, net of interest expense, of $111.5 million, pre-tax income of $18.0 million, and net income of $12.6 million for the six months ended June 30, 2014.

The difference in our net income during the six months ended June 30, 2015 compared to 2014 is primarily due to a $40.1 million reduction in revenues, net of interest expense. In particular, as a result of diminished market activity, specifically IPOs and 144A equity private placements in our areas of historic strength, during the six months ended June 30, 2015 investment banking revenue decreased $30.0 million to $42.4 million from $72.4 million in 2014. Additionally, during the first six months of 2015, due to reduced returns from our investment fund positions as well as a reduction in gains from equity security investments, our net revenues from principal investing decreased $8.2 million to $0.4 million from $8.6 million in 2014. Our institutional brokerage and securities lending revenues during the six months ended June 30, 2015 decreased slightly to $28.0 million from $29.7 million in 2014. The impact of these lower revenues in the first half of 2015 was partially offset by decreased expenses in 2015 compared to 2014.

Regarding expenses, as a result of the reduction in revenues noted above, our total expenses during the first six months of 2015 were $70.8 million compared to $93.5 million in 2014. Within our total expenses, non-compensation fixed expenses were $19.7 million during the first six months of 2015 compared to $21.5 million in 2014. In addition, as a result of lower revenue in the first half of 2015, our compensation and benefits expense as a percentage of net revenues was 59% compared to 57% in the first half of 2014.

The following is an analysis of our operating results by segment for the three and six months ended June 30, 2015 and 2014:

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

The following table provides a summary of results within the capital markets segment (dollars in thousands):

	For the Three Months Ended June 30,
	2015	2014
Revenues, net of interest expense:
Investment banking	$29,728	$35,784
Institutional brokerage	12,441	14,643
Interest	8,008	245
Dividends and other	64	240
Total revenues	50,241	50,912
Interest expense	6,080	—
Revenues, net of interest expense	44,161	50,912
Operating expenses:
Variable	17,112	21,140
Fixed	22,277	25,193
Total(1)	39,389	46,333
Pre-tax income	$4,772	$4,579

(1)	For the three months ended June 30, 2015 and 2014, total operating expenses includes the allocation of corporate overhead costs of $4,309 and $6,037, respectively.

Our capital markets segment had pre-tax income of $4.8 million for the second quarter of 2015 compared to pre-tax income of $4.6 million for the second quarter of 2014. Although our total net revenue decreased $6.7 million to $44.2 million during the second quarter of 2015 from $50.9 million in the second quarter of 2014, the slight increase in our pre-tax income in 2015 was due to a $4.0 million decrease in variable expenses and a $2.9 million decrease in fixed expenses. Specifically, variable expenses decreased to $17.1 million in 2015 from $21.1 million in 2014 as a result of the decrease in revenues. In addition, fixed expenses decreased to $22.3 million in the second quarter of 2015 compared to $25.2 million in the second quarter of 2014. The decrease in fixed expenses reflects a reduction in stock compensation as well as cost reductions in professional services, business development and communications expenses. Our total compensation and benefits costs as a percentage of revenues in this segment was 54% in the second quarter of 2015 compared to 60% in 2014.

Investment banking revenues decreased $6.1 million to $29.7 million during the second quarter of 2015 from $35.8 million for the second quarter of 2014. Our investment banking revenue in 2015 was generated from 13 client transactions representing $3.8 billion in transaction volume including one large sole-managed institutional private placement transaction representing $21.3 million in capital raising revenue and $308.5 million in transaction volume. In comparison, our investment banking revenue in the second quarter of 2014 was generated from 15 client transactions representing $4.1 billion in transaction volume. Included in those transactions and representing $26.4 million of our capital raising revenue were two sole-managed institutional private placements.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	For the Three Months Ended June 30,
	2015	2014
Agency commissions	$6,306	$7,330
Principal transactions	5,322	6,270
Commissions for equity research	813	1,043
Total	$12,441	$14,643

Our institutional brokerage revenues decreased $2.2 million to $12.4 million for the second quarter of 2015 from $14.6 million for the second quarter of 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes.

As a result of our August 2014 acquisition of a securities lending business we have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender. With respect to securities loaned, we receive collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. During the second quarter of 2015, we generated net revenue of $1.8 million from securities lending.

The following table provides a summary of our results within the capital markets segment (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Revenues, net of interest expense:
Investment banking	$42,403	$72,423
Institutional brokerage	24,684	29,734
Interest	14,991	432
Dividends and other	211	301
Total revenues	82,289	102,890
Interest expense	11,312	—
Revenues, net of interest expense	70,977	102,890
Operating expenses:
Variable	22,503	40,684
Fixed	47,068	50,001
Total(1)	69,571	90,685
Pre-tax income	$1,406	$12,205

(1)	For the six months ended June 30, 2015 and 2014, total operating expenses includes the allocation of corporate overhead costs of $9,743 and $11,539, respectively.

The pre-tax income from our capital markets segment decreased to $1.4 million for the six months ended June 30, 2015 from $12.2 million for the six months ended June 30, 2014. The decrease in our pre-tax income was primarily due to a $30.0 million decline in investment banking revenues in 2015 compared to 2014. The impact of the lower revenues was partially offset by an $18.2 million decrease in variable expenses and a $2.9 million decrease in fixed expenses. Specifically, variable expenses decreased to $22.5 million in 2015 from $40.7 million in 2014 as a result of the decrease in revenues. The decrease in fixed expenses reflects a reduction in stock compensation as well as cost reductions in professional services, business development and communications expenses. Our total compensation and benefits costs as a percentage of revenues in this segment was 59% in 2015 compared to 60% in 2014.

Investment banking revenues decreased $30.0 million to $42.4 million during the first six months of 2015 from $72.4 million during 2014. Our investment banking revenue in 2015 was generated from 26 client transactions representing $6.3 billion in transaction volume. Included in those transactions and representing $21.3 million of our capital raising revenue was one sole-managed institutional private placement. In comparison, our investment banking revenue in the first half of 2014 was generated from 31 client transactions representing $7.0 billion in transaction volume. Included in those transactions and representing $57.3 million of our capital raising revenue were five sole-managed institutional private placements.

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Agency commissions	$12,514	$14,685
Principal transactions	10,547	13,216
Commissions for equity research	1,623	1,833
Total	$24,684	$29,734

Our institutional brokerage revenues decreased $5.0 million to $24.7 million for the six months ended June 30, 2015 from $29.7 million for the six months ended June 30, 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes.

As noted above, as a result of our August 2014 acquisition of a securities lending business we have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another. During the first half of 2015, we generated net revenue of $3.4 million from securities lending.

Principal Investing

As of June 30, 2015, our principal investing activity consists of investments in non-registered investment funds, marketable equity securities, non-public equity securities and short-sales of U.S. Treasury securities. The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	For the Three Months Ended June 30,
	2015	2014
Revenues, net of interest expense:
Net investment income	$3,679	$9,091
Interest	—	25
Dividends and other	128	153
Total revenues	3,807	9,269
Interest expense	3,712	3,083
Revenues, net of interest expense	95	6,186
Operating expenses:
Variable	(18)	1,139
Fixed	487	651
Total(1)	469	1,790
Pre-tax (loss) income	$(374)	$4,396

(1)	For the three months ended June 30, 2015 and 2014, total operating expenses includes the allocation of corporate overhead costs of $83 and $117, respectively.

Our principal investing segment had a pre-tax loss of $0.4 million for the second quarter of 2015 compared to pre-tax income of $4.4 million in the second quarter of 2014. While the size of our overall investment portfolio was comparable in 2015 and 2014, the decrease in our pre-tax income in 2015 was due to reduced earnings from investment funds and a reduction in gains from equity trading securities.

Net investment income for the second quarter of 2015 includes $3.4 million of unrealized gains from short-sales of U.S. Treasury securities, $0.1 million of net unrealized losses from investment funds, and $0.4 million of net realized and unrealized gains from equity trading securities held for investment purposes. Total revenues in the second quarter of 2015 were offset by $3.7 million of interest expense related to short-sales of U.S. Treasury securities. Net investment income for the second quarter of 2014 includes $2.4 million of unrealized gains from short-sales of U.S. Treasury securities, $2.2 million of net unrealized gains from investment funds, $2.4 million of unrealized gains from equity trading securities held for investment purposes, and $2.1 million of realized gains from sales of investments. Total revenues in the second quarter of 2014 were partially offset by $3.1 million of interest expense related to short-sales of U.S. Treasury securities.

The following table provides a summary of our results within the principal investing segment (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Revenues, net of interest expense:
Net investment income	$7,029	$12,925
Interest	2	122
Dividends and other	252	279
Total revenues	7,283	13,326
Interest expense	6,909	4,760
Revenues, net of interest expense	374	8,566
Operating expenses:
Variable	5	1,358
Fixed	1,220	1,423
Total(1)	1,225	2,781
Pre-tax (loss) income	$(851)	$5,785

(1)	For the six months ended June 30, 2015 and 2014, total operating expenses includes the allocation of corporate overhead costs of $189 and $223, respectively.

Our principal investing segment had a pre-tax loss of $0.9 million for the six months ended June 30, 2015 compared to pre-tax income of $5.8 million in the six months ended June 30, 2014. While the size of our overall investment portfolio was comparable in 2015 and 2014, the decrease in our pre-tax income in 2015 was due to reduced earnings from investment funds and a reduction in gains from trading securities.

Net investment income for the six months ended June 30, 2015 includes $6.0 million of unrealized gains from short-sales of U.S. Treasury securities, $0.7 million of net unrealized gains from investment funds, and $0.3 million of net realized and unrealized gains from equity trading securities held for investment purposes. Total revenues for the six months ended June 30, 2015 were offset by $6.9 million of interest expense related to short-sales of U.S. Treasury securities. Net investment income for the six months ended June 30, 2014 includes $3.9 million of unrealized gains from short-sales of U.S. Treasury securities, $3.8 million of net unrealized gains from investment funds, $2.9 million of unrealized gains from equity trading securities held for investment purposes, and $2.3 million of realized gains from sales of investments. Total revenues for the six months ended June 30, 2014 were partially offset by $4.8 million of interest expense related to short-sales of U.S. Treasury securities.

Investments

The total value of our principal investments was $107.0 million as of June 30, 2015. Of this total, $92.8 million was held in non-registered investment funds that primarily invest in fixed income securities, $7.2 million was held in marketable and non-public equity securities and warrants, at fair value, and $7.0 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of June 30, 2015 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Investment funds, at fair value	$92,781
Marketable and non-public equity securities and warrants, at fair value	7,211
Total investments, at fair value	99,992
Investments, at cost:	7,000
Total investments	$106,992

As of June 30, 2015, the $92.8 million of investment funds reflected investments in 18 non-registered investment funds that are valued at NAV as determined by the fund administrators. The Company classifies these investments within Level 2 or Level 3 of the fair value hierarchy depending on the redemption provisions of our investment. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

In addition to these assets, during the first six months of 2015, as part of the Company’s investing activities, the Company entered into two short sales totaling $200 million face value, of 4.625% U.S. Treasury securities. These positions, as well as a short sale of a $75 million face value, 7.25% U.S. Treasury security, are included in securities sold but not yet purchased on the Company’s consolidated balance sheets as of June 30, 2015 and mature in November 2016 and May 2016, respectively. Proceeds from these short-sales, as well as related margin requirements, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on the Company’s consolidated balance sheets at June 30, 2015. The Company is obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

During the second quarter of 2015, our net income was $2.9 million compared to net income of $7.0 million in the second quarter of 2014.  This decrease in net income was primarily the result of both a $6.7 million decrease in net revenues from capital markets and a $6.1 million decrease in net revenues from principal investing in 2015 compared to 2014. The impact of these lower revenues in the second quarter of 2015 was partially offset by decreased expenses in 2015 compared to 2014. Our net income for the second quarter of 2015 includes a $1.5 million tax provision compared to a $2.0 million tax provision in the second quarter of 2014.

Our capital markets segment had pre-tax income of $4.8 million during the second quarter of 2015 compared to $4.6 million during the second quarter of 2014. Within capital markets the decrease in investment banking revenue was more than offset by decreases in both variable and fixed operating expenses in the second quarter of 2015 compared to 2014. As a result of reduced earnings from investment funds and equity trading securities, our principal investing segment had a pre-tax loss of $0.4 million in the second quarter of 2015 compared to pre-tax income of $4.4 million in 2014.

Revenues, net of Interest Expense

Our revenues, net of interest expense, decreased 22.4% to $44.3 million during the second quarter of 2015 from $57.1 million during the second quarter of 2014 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 21.2% to $27.8 million in the second quarter of 2015 from $35.3 million in the second quarter of 2014. In the second quarter of 2015, we completed nine client transactions, including one sole-managed institutional private placement that generated $21.3 million of revenue in the period. In the second quarter of 2014, we completed 15 client transactions, including two sole-managed private placements that generated $26.4 million of revenue in the period.

Advisory revenues increased to $1.9 million in the second quarter of 2015 from $0.5 million in the second quarter of 2014. We completed four M&A and advisory assignments in the second quarter of 2015, in comparison, we did not complete any significant M&A or advisory assignments in the second quarter of 2014.

Institutional brokerage revenues decreased 15.1% to $12.4 million in the second quarter of 2015 from $14.6 million in the second quarter of 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes.

Net investment income decreased 59.3% to $3.7 million in the second quarter of 2015 compared to $9.1 million in the second quarter of 2014 as a result of reduced earnings from investment funds and equity trading securities. Net investment income for the second quarter of 2015 includes $3.4 million of unrealized gains from short-sales of U.S. Treasury securities, $0.1 million of net unrealized losses from investment funds, and $0.4 million of net realized and unrealized gains from equity trading securities held for investment purposes.  These 2015 revenues were offset by $3.7 million of interest expense related to short-sales of U.S. Treasury securities. Net investment income for the second quarter of 2014 includes $2.4 million of unrealized gains from short-sales of U.S. Treasury securities, $2.2 million of net unrealized gains from investment funds, $2.4 million of unrealized gains from equity trading securities held for investment purposes, and $2.1 million of realized gains from sales of investments. Total revenues in the second quarter of 2014 were partially offset by $3.1 million of interest expense related to short-sales of U.S. Treasury securities.

Interest income increased to $8.0 million in the second quarter of 2015 from $0.3 million in the second quarter of 2014.  The increase in interest income is due to our purchase of a securities lending business in August 2014.  Subsequent to this acquisition, the Company has had an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another.

Dividends and other revenues decreased 50.0% to $0.2 million in the second quarter of 2015 from $0.4 million in the second quarter of 2014.  These revenues primarily include dividends generated from our investing activities.

During the second quarter of 2015, we incurred total interest expense of $9.8 million, including $6.1 million related to securities lending and $3.7 million related to short-sales of U.S. Treasury securities. During the second quarter of 2014, we incurred $3.1 million of interest expense related to short-sales of U.S. Treasury securities. The increase in interest expense related to short-sales of U.S. Treasury securities in the second quarter of 2015 was due to larger average balances in 2015 compared to 2014.

Non-Interest Expenses

Total non-interest expenses decreased 17% to $39.9 million in the second quarter of 2015 from $48.1 million in the second quarter of 2014. The decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 24.3% to $24.3 million in the second quarter of 2015 from $32.1 million in the second quarter of 2014 primarily as a result of a $6.1 million decrease in variable compensation. The reduction in variable compensation was due to the $12.8 million reduction in revenues, net of interest expense, in 2015 compared to the prior year. This decrease was also due to a $1.7 million decrease in fixed compensation in 2015 compared to 2014 reflecting reduced stock compensation and the impact of lower average headcount in 2015 compared to 2014. Our compensation and benefits expense as a percentage of net revenues was 55% in the second quarter of 2015 compared to 56% in the second quarter of 2014.

Professional services expenses were $4.4 million in both the second quarter of 2015 and 2014. Although, there was no overall change in these expenses, second quarter 2015 costs associated with investment banking transactions increased $0.7 million compared to 2014 as a result of a higher level of costs related to transactions that were not completed. These increases were offset by reduced recruiting, legal and consulting costs in the second quarter of 2015 compared to 2014.

Business development expenses decreased 16.1% to $2.6 million in the second quarter of 2015 from $3.1 million in the second quarter of 2014. This decrease was primarily due to a decrease in travel costs related to business promotion and investment banking transactions.

Clearing and brokerage fees increased 18.2% to $1.3 million in the second quarter of 2015 from $1.1 million in the second quarter of 2014. Our second quarter 2015 clearing and brokerage fees reflect increased costs related to securities lending offset by a reduction in costs related to equity trading.

Occupancy and equipment expenses increased 3.3% to $3.1 million in the second quarter of 2015 from $3.0 million in the second quarter of 2014. The increase in occupancy costs was primarily the result of increases in software maintenance and license expenses and depreciation of leasehold improvements and office equipment.  These increases were offset partially by reductions in rent and operating expenses related to our new corporate headquarters in Arlington, Virginia that we began occupying in the fourth quarter of 2014.

Communications expenses decreased 10.3% to $2.6 million in the second quarter of 2015 from $2.9 million in the second quarter of 2014. The decrease in these expenses was primarily due to decreased costs related to data network and connectivity costs.

Other operating expenses decreased 6.3% to $1.5 million in the second quarter of 2015 from $1.6 million in the second quarter of 2014. The decrease in these expenses reflects the net effects of reductions in miscellaneous fees and charges offset partially by amortization expense on intangible assets.

We recognized a tax provision of $1.5 million in the second quarter of 2015 compared to a $2.0 million tax provision in the second quarter of 2014. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Our effective tax rates for the second quarters of 2015 and 2014 were 34.1% and 22.3%, respectively. Our 2015 and 2014 tax rates differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that were projected to be utilized in the respective years.

At December 31, 2014, our net deferred tax assets totaled $32.2 million and were partially offset by a valuation allowance of $3.5 million. This valuation allowance related to capital loss carryforwards and was determined based on our application of the guidance in ASC 740 and our conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on our assessment as of June 30, 2015, we determined that it was more likely than not that the capital loss carryforwards subject to the valuation allowance would be utilized during 2015. Our projected utilization of the capital loss carryforward deferred tax asset and corresponding release of the remaining valuation allowance is reflected in the calculation of our estimated annual effective tax rate.

We believe there is potential for volatility in our 2015 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in our forecasted earnings and capital gains for the year.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

During the first six months of 2015, our net income was $0.4 million compared to net income of $12.6 million in the first six months of 2014.  This decrease in net income was primarily the result of a $30.0 million decrease in investment banking revenue in 2015 compared to 2014. Our net income for the first six months of 2015 includes a $0.2 million tax provision compared to a $5.4 million tax provision in the first six months of 2014.

Our capital markets segment had pre-tax income of $1.4 million during the first six months of 2015 compared to pre-tax income of $12.2 million during the first six months of 2014. This decrease in pre-tax income was due to the decrease in investment banking revenue discussed above. As a result of reduced earnings from investment funds and equity trading securities, our principal investing segment had a pre-tax loss of $0.9 million in the first six months of 2015 compared to pre-tax income of $5.8 million in 2014.

Revenues, net of Interest Expense

Our revenues, net of interest expense, decreased 36.0% to $71.4 million during the first six months of 2015 from $111.5 million during the first quarter of 2014 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 45.9% to $37.1 million in the first six months of 2015 from $68.6 million in the first six months of 2014. In the first six months of 2015, we completed 18 client transactions, including one sole-managed institutional private placement that generated $21.3 million of revenue in the period. In the first six months of 2014, we completed 24 client transactions, including six sole-managed institutional private placements that generated $58.9 million of revenue in the period.

Advisory revenues increased 39.5% to $5.3 million in the first six months of 2015 from $3.8 million in the first six months of 2014. We completed eight M&A and advisory assignments in the first six months of 2015 compared to seven assignments in the first six months of 2014. While we completed only one additional transaction in the first six months of 2015 compared to the same period in 2014, the increased revenues in 2015 was due to differences in the fee arrangements on these transactions compared to the transactions completed in 2014.

Institutional brokerage revenues decreased 16.8% to $24.7 million in the first six months of 2015 from $29.7 million in the first six months of 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes.

Net investment income decreased 45.7% to $7.0 million in the first six months of 2015 compared to $12.9 million in the first six months of 2014 as a result of reduced earnings from investment funds and equity trading securities. Net investment income for the first six months of 2015 includes $6.0 million of unrealized gains from short-sales of U.S. Treasury securities, $0.7 million of net unrealized gains from investment funds, and $0.3 million of net realized and unrealized gains from equity trading securities held for investment purposes. Total revenues in the six months ended June 30, 2015 were offset by $6.9 million of interest expense related to short-sales of U.S. Treasury securities.  Net investment income for the first six months of 2014 includes $3.9 million of unrealized gains from short-sales of U.S. Treasury securities, $3.8 million of net unrealized gains from investment funds, $2.9 million of unrealized gains from equity trading securities held for investment purposes, and $2.3 million of realized gains from sales of investments. Total revenues in the six months ended June 30, 2014 were partially offset by $4.8 million of interest expense related to short-sales of U.S. Treasury securities.

Interest income increased $14.4 million to $15.0 million in the first six months of 2015 from $0.6 million in the first six months of 2014.  The increase in interest income was due to our purchase of a securities lending business in August 2014.  Subsequent to this acquisition, we have an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another.

Dividends and other revenues decreased $0.1 million to $0.5 million in the first six months of 2015 from $0.6 million in the first six months of 2014.  These revenues primarily include dividends generated from our investing activities.

During the first six months of 2015, we incurred total interest expense of $18.2 million, including $11.3 million related to securities lending and $6.9 million related to short-sales of U.S. Treasury securities. During the first six months of 2014, we incurred $4.8 million of interest expense related to short-sales of U.S. Treasury securities. The increase in interest expense related to short-sales of U.S. Treasury securities in the first six months of 2015 was due to maintaining larger average balances in 2015 compared to 2014.

Non-Interest Expenses

Total non-interest expenses decreased 24.3% to $70.8 million in the first six months of 2015 from $93.5 million in the first six months of 2014. The decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 33.4% to $42.2 million in the first six months of 2015 from $63.4 million in the first six months of 2014 primarily as a result of a $19.9 million decrease in variable compensation. The reduction in variable compensation was due to the $40.1 million reduction in revenues, net of interest expense, in 2015 compared to the prior year. This decrease was also due to a $1.3 million decrease in fixed compensation in 2015 compared to 2014 reflecting reduced stock compensation and the impact of lower average headcount in 2015 compared to 2014. Our compensation and benefits expense as a percentage of net revenues was 59% in the first six months of 2015 compared to 57% in the first half of 2014.

Professional services expenses decreased 8.1% to $6.8 million in the first six months of 2015 from $7.4 million in the first six months of 2014. The decrease in these expenses reflect the net effects of a $0.3 million increase in costs related to investment banking transactions offset by a $0.9 million reduction in recruiting, legal and consulting costs in the first six months of 2015 compared to 2014. Although investment banking revenue decreased in 2015, we incurred a higher level of costs related to transactions that were not completed in 2015 compared to 2014.

Business development expenses decreased 16.7% to $4.5 million in the first six months of 2015 from $5.4 million in the first six months of 2014. This decrease is primarily due to a decrease in travel costs related to business promotion and investment banking transactions.

Clearing and brokerage fees increased 8.3% to $2.6 million in the first six months of 2015 from $2.4 million in the first six months of 2014. Our first six months 2015 clearing and brokerage fees reflect increased costs related to securities lending offset by a reduction in costs related to equity trading.

Occupancy and equipment expenses were unchanged at $6.2 million in both the first six months of 2015 and 2014. Increases in software maintenance and license expenses and depreciation of leasehold improvements and office equipment were offset by reductions in rent and operating expenses related to our new corporate headquarters in Arlington, Virginia that we began occupying in the fourth quarter of 2014.

Communications expenses decreased 1.8% to $5.6 million in the first six months of 2015 from $5.7 million in the first six months of 2014. The decrease in these expenses was primarily due to decreased costs related to data network and connectivity costs.

Other operating expenses decreased 3.3% to $2.9 million in the first six months of 2015 from $3.0 million in the first six months of 2014. The decrease in these expenses reflects the net effects of reductions in miscellaneous fees and charges offset partially by amortization expense on intangible assets.

We recognized a tax provision of $0.2 million in the first six months of 2015 compared to a $5.4 million tax provision in the first six months of 2014. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective tax rate based on the forecasted taxable income for the full year. Our effective tax rates for the first six months of 2015 and 2014 were 32.1% and 30.0%, respectively. Our 2015 and 2014 tax rates differed from statutory tax rates primarily due to capital loss carryforwards subject to a valuation allowance that were projected to be utilized in the respective years.

At December 31, 2014, our net deferred tax assets totaled $32.2 million and were partially offset by valuation allowance of $3.5 million. This valuation allowance related to capital loss carryforwards and was determined based on our application of the guidance in ASC 740 and our conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. Based on our assessment as of June 30, 2015, we determined that it was more likely than not that the capital loss carryforwards subject to the valuation allowance would be utilized during 2015. Our projected utilization of the capital loss carryforward deferred tax asset and corresponding release of the remaining valuation allowance is reflected in the calculation of our Company’s estimated annual effective tax rate.

We believe there is potential for volatility in our 2015 effective tax rate from quarter-to-quarter due to the impact of any prospective changes in our forecasted earnings and capital gains for the year.

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

Cash Flows

As of June 30, 2015, our cash and cash equivalents totaled $71.2 million representing a net decrease of $37.8 million for the first six months of 2015. The decrease is attributable to cash used in financing activities of $27.3 million, cash used in operating activities of $15.6 million, offset by $5.1 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $15.6 million during the first six months of 2015, compares to $12.6 million of cash provided by operating activities during the first six months of 2014. The decrease in operating cash flows in the first six months of 2015 compared to 2014 was primarily due to the reductions in net income and accrued compensation and benefits. This cash used in operating activities during the first six months of 2015 primarily reflects our net operating income for the period and $13.3 million of cash used to reduce accrued compensation. The cash provided by operating activities of $12.6 million during the first six months of 2014 resulted primarily from operating income during the period.

Net cash provided by investing activities of $5.1 million during the first six months of 2015 compares to net cash used in investing activities of $27.9 million during the first six months of 2014. The $5.1 million provided in 2015 reflects sales and distributions from principal investments during the period of $14.1 million offset partially by investment purchases, including $0.8 million of investment funds and $5.9 million related to short-sales of U.S. Treasury securities. In addition, during the first quarter of 2015 we made a $1.1 million payment against the contingent consideration liability for the acquisition of the securities lending business. The $27.9 million used in 2014 reflects principal investments purchased during the period, including $28.5 million of investment funds, $13.0 million of trading securities, as well as $9.8 million related to short-sales of U.S. Treasury securities. These items were partially offset by $26.6 million of proceeds from investments sold during the period.

Net cash used in financing activities of $27.3 million during the first six months of 2015 compares to $15.8 million used during the first six months of 2014. The 2015 activity reflects the repurchase of 1.1 million shares of our common stock for $28.9 million partially offset by the excess tax benefit from share-based activity and proceeds from stock options exercised. The 2014 activity primarily reflects the repurchase of 0.7 million shares of our common stock for $17.3 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $71.2 million at June 30, 2015) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of June 30, 2015, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables and investments carried at cost. As of June 30, 2015 and December 31, 2014, our liquid assets consisted primarily of cash and cash equivalents of $71.2 million and $109.0 million, respectively.

The increase in our total assets to $1.3 billion as of June 30, 2015 compared to $1.0 billion as of December 31, 2014, was primarily the result of a $229.4 million increase in due from brokers, dealers and clearing organizations, and an $88.6 million increase in securities borrowed. These increases were partially offset by a $45.1 million decrease in financial instruments owned, at fair value, and the $37.8 million decrease in cash noted above.

Regarding our due from brokers, dealers and clearing organizations balance, during the first six months of 2015, as part of our investing activities, we entered into two short-sales totaling $200 million face value, of 4.625% U.S. Treasury securities. Proceeds from these 2015 short-sales and a short-sale of a $75 million face value, 7.25% U.S. Treasury security, as well as related margin requirements, totaling $298.1 million, are held in a collateral account and are included in due from brokers, dealers and clearing organizations on our consolidated balance sheets at June 30, 2015. The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled banking and securities trades as well as cash on deposit related to securities lending.

Regarding securities lending, we completed the acquisition of a securities lending business in the third quarter of 2014 and as a result of this acquisition, we have an active business in which we borrow securities from one party and lends them to another. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender. With respect to securities loaned, we receive collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate.

As of June 30, 2015, our $107.0 million of investments primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.

The increase in our total liabilities to $1.0 billion as of June 30, 2015 compared to $774.7 million as of December 31, 2014 was the result of a $179.3 million increase in securities sold but not yet purchased and a $89.6 million increase in securities loaned. This increase was partially offset by a $13.9 million decrease in accrued compensation and benefits. The increase in securities sold but not yet purchased reflects the two short-sales totaling $200 million face value, of 4.625% U.S. Treasury securities noted above. These securities mature in November 2016. We are obligated to fund the fixed-rate coupon interest on these securities while the short-positions are outstanding.

Regulatory Capital

FBRCM, our broker-dealer subsidiary, is registered with the SEC and is a member of the FINRA. As such, FBRCM is subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2015, FBRCM had total regulatory net capital of $52.5 million, which exceeded its required net capital of $2.7 million by $49.8 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the six months ended June 30, 2015, we repurchased 1.1 million shares of our common stock in open market or privately negotiated transactions at a weighted average share price of $24.42 per share, for a total cost of $26.6 million. As of June 30, 2015, we had a remaining authority to repurchase up to 615 thousand additional shares.

We also purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the six months ended June 30, 2015, we purchased 99 thousand shares of common stock at a weighted average share price of $23.23 per share for a total cost of $2.3 million for this purpose.

Dividends

On June 16, 2015, we announced that our Board of Directors approved the declaration of a quarterly cash dividend of $0.20 per common share to be paid on August 28, 2015 to shareholders of record as of the close of business on July 31, 2015.

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

Recent Developments

On July 23, 2015, we announced that we have entered into an agreement to acquire MLV & Co. LLC, an investment banking and brokerage firm focused on equity capital markets and a leading provider of At-the-Money (“ATM”) offerings.  The transaction has been approved by the board of directors of both companies and is expected to close in the third quarter of 2015 subject to customary closing conditions and regulatory approval.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from out trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount.  The table below presents the Company’s 95%/one-day VaR for the six months ended June 30, 2015 and 2014 (dollars in thousands):

95% / One-Day VaR
For the Six Months Ended June 30,
2015				2014
Period End	Average	High	Low	Period End	Average	High	Low

$78	$182	$270	$75	$250	$243	$371	$166

The Company’s VaR of $78 thousand at June 30, 2015 is .03% of our shareholders’ equity as of that date and the change in period end VaR from year to year shows a decrease of $172 thousand.  The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with securities sold but not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $2.0 million at June 30, 2015. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the section Equity Price Risk.

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

The following table provides the actual daily trading revenue fluctuations during the six months ended June 30, 2015. Over this six month period, the lowest 5 percentile of all trading days is represented by the first, second and third columns from the left in the table below, which reflect the three lowest days of daily trading revenue.  Although not specifically shown in the table, during this three-day period, the average daily trading revenues were net losses of $13 thousand and the lowest one-day trading revenue was a net loss of $175 thousand. As evidenced by these results, during the six months ended June 30, 2015 we did not incur losses that were in excess of our average one-day VaR.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2015. The fair value of the $4.0 million of trading equity securities held at our broker-dealer subsidiary would increase or decrease to $4.4 million and $3.6 million, respectively, and the fair value of the $13.5 million of other equity investments would increase or decrease to $14.9 million and $12.2 million, respectively.

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

Credit Risk. Our broker-dealer subsidiary clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiary and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At June 30, 2015 and December 31, 2014, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2015 and 2014, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing brokers and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

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

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2015, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2015, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As of June 30, 2015, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

FBRCM has been named a defendant in the putative class action lawsuit Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York. The amended complaint, filed on November 24, 2014, (the “Amended Complaint”), names FBRCM as a co-managing underwriter of offerings in September 2013 and December 2013.  Plaintiffs allege that the Registration Statement and Prospectus used in connection with these offerings were negligently prepared and, as a result, contained untrue statements of material fact and omitted to state other facts necessary to make the statements made not misleading. The Amended Complaint asserts claims against all the underwriters under Sections 11 and 12 of the Securities Act.  Regional Management has agreed to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement. In response to the defendants’ motions to dismiss, filed on January 23, 2015, the putative class plaintiffs filed a second amended complaint (the “Second Amended Complaint”), which shall serve as the operative complaint.  On April 28, 2015 the underwriter defendants filed a motion to dismiss the Second Amended Complaint. On June 12, 2015 the plaintiffs filed a motion in opposition to the motion to dismiss, and on July 14, 2015 the underwriter defendants filed their reply brief.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending case discussed above involving FBRCM is at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for this matter was not probable and estimable as of June 30, 2015.

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

Item 1A.Risk Factors

As of June 30, 2015, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the second quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2015	29,685	$21.51	29,685	720,315
May 1 to May 31, 2015	105,183	21.37	105,183	615,132
June 1 to June 30, 2015	—	—	—	615,132
Total	134,868	$21.40	134,868	615,132

(1)	On April 21, 2015, the Board of Directors of the Company approved an increase in the Company’s repurchase authorization to 750,000 shares.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Exhibit Title
10.1	Amended and Restated Employment Agreement of Richard J. Hendrix dated June 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2015. †

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

†Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: August 10, 2015	By:	/s/ Bradley j. Wright
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2015	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)