Form 10-K
period 2015-12-31
FBR & Co.
filed 2016-03-15
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2015 was approximately $161.0 million based on the closing price of the registrant’s common stock on such date as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On March 1, 2016, there were 7,384,874 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR & Co. 2016 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2016)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance, developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities and our current equity capital levels. Forward-looking statements involve risks and uncertainties. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.  You should not rely upon forward-looking statements as predictions of future events. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks identified under the section captioned “Risk Factors” in this Form 10-K;
•	volatility of the capital markets and in economic conditions generally;
•	substantial fluctuations in our financial results;
•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;
•	our ability to retain our senior professionals;
•	pricing and other competitive pressures;
•	changes in laws and regulations and industry practices that adversely affect our business;
•	incurrence of losses in the future;
•	the singular nature of our capital markets and strategic advisory engagements;
•	competition among financial services firms for business and personnel;
•	larger and more frequent capital commitments in our trading and underwriting businesses;
•	limitations on our access to capital;
•	malfunctioning or failure in our operations and infrastructure;
•	our entry into new business areas, including entry through strategic investments, acquisitions and joint ventures;
•	failure to maintain effective internal controls;
•	declines in the market value and/or net asset value of our principal investments;
•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•	the overall environment for interest rates;
•	changes in our business strategy; and
•	availability, terms and deployment of capital.

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

Through our broker-dealer operating subsidiaries we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;
•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;
•	institutional sales and trading services focused on equities, equity-linked securities, high-yield bonds, senior debt and bank loans, as well as securities lending activities; and
•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate, and technology, media and telecommunications (“TMT”). Approximately 70% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus. We also make principal investments, including merchant banking investments, with our own capital.

In June 2007 we became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBRC). We are a Virginia corporation formed in June 2006 and headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Los Angeles, New York and San Francisco. The address of our principal executive offices is 1300 North Seventeenth Street, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Business Segments

Our business is comprised of two separate segments: capital markets, which includes investment banking, institutional brokerage and research; and principal investing.  During the first quarter of 2016, based on changes in the Company’s business profile since its IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, the Company will revise its segment reporting structure. Beginning with the first quarter of 2016, the Company’s investment activities will be included within its capital markets segment and not as a separate reportable segment. This change is consistent with how the Company’s chief operating decision maker evaluates performance and allocates resources.

Financial information concerning our company for the fiscal years ended December 31, 2015, 2014, and 2013, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations by business segment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Form 10-K and in Note 17 to our consolidated financial statements in Part II, Item 8, of this Form 10-K.

Capital Markets

Our capital markets business is conducted by our investment banking, institutional brokerage and research professionals through our SEC-registered broker-dealer subsidiaries FBR Capital Markets & Co. (“FBRCM”) and MLV & Co. LLC (“MLV”), the latter of which we acquired in September 2015.  These professionals provide investment banking services, including capital raising and financial advisory services, for our corporate issuer clients, and institutional brokerage services including sales, trading, research, and securities lending services to our institutional investor clients. We believe the capital markets transactions sourced by our investment banking professionals create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities offerings, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

Investment Banking

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our investment banking clients and to provide them with capital raising and financial advisory services. We currently provide capital raising services through industry specific investment banking teams that focus on the energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate and TMT industries. These teams work closely with our capital markets personnel in originating and executing capital markets transactions. In addition to our industry specific teams, our financial sponsors group delivers investment banking products and solutions to the private equity community and their portfolio companies, and our financial advisory group delivers a broad range of financial advisory services to our investment banking clients.

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

Capital Raising. We have developed a strong market presence as a leading underwriter of equity securities in the United States. We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections, and other factors, all supported by extensive due diligence. We offer a wide range of financial products and services designed to serve the needs of our investment banking clients, including private, initial public, follow-on, at-the-market (“ATM”), and secondary offerings of common equity, convertible debt offerings, preferred stock offerings and high-yield debt offerings.

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

Institutional Brokerage and Research

Through our institutional brokerage professionals, we provide research, institutional sales and trading services, and securities lending to institutional investors such as mutual funds, insurance companies, hedge funds, banks and broker-dealers, family offices, money managers and pension and profit-sharing plans. Our ability to work across multiple securities classes with clients enhances our overall brokerage relationships with our clients. We currently operate desks that cover the trading of equity securities, convertible securities, high-yield debt securities, and loan products, and the borrowing and lending of equity and fixed income securities. We also provide stock buy-back services to corporate issuer clients.

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

Our securities lending professionals maintain relationships with a broad group of banks and broker-dealers to facilitate the sourcing, borrowing and lending of equity and fixed income securities in a “matched book” securities lending business. We monitor the market value of the securities borrowed and loaned on a daily basis.

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

Principal Investing

Our principal investing activity consists of investments in merchant banking, marketable equity securities, non-public equity securities, corporate debt investments, non-registered investment funds that are managed by third parties, and U.S. Treasury securities. Our merchant banking investments include investments in selected private transactions that our investment banking group underwrites and investments sourced by our investment banking team unrelated to an investment banking transaction. In many cases this strategy involves investing our capital alongside the capital of our institutional clients.

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

Competition

As a full-service investment banking and institutional brokerage firm, all aspects of our business are intensely competitive. Our competitors include large, fully integrated bank holding companies, as well as traditional and other brokerage firms, investment banking firms, merchant banks, financial advisory firms and electronic trading firms. We compete with some firms nationally and with others on a product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. In particular, the ability to provide bank loan financing has become an important advantage for some of our largest competitors. We believe that the principal factors that allow us to compete effectively include the strength and extent of our client relationships, our reputation and track record, the abilities of our professionals, our market focus and the relative quality and price of our services and products.

We have experienced intense price competition in some areas of our capital markets businesses, in particular, within our trading business. The ability to execute trades electronically and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend toward alternative trading systems is likely to continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

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

Insurance

We maintain insurance in types and amounts and with deductibles that management believes are appropriate for our business and customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of December 31, 2015, we had 303 employees in comparison to 300 employees as of December 31, 2014. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

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

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. Each of FBRCM and MLV is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization, and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, FBRCM and MLV are subject to regulation and oversight by the SEC and FINRA, which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBRCM, MLV and their respective registered representatives. State securities regulators also have regulatory or oversight authority over both FBRCM and MLV. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, both FBRCM and MLV are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from FBRCM and MLV, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock. The failure of either FBRCM or MLV to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in FBRCM’s or MLV’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to us and to FBRCM or MLV, as the case may be.

FBRCM and MLV also are subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “material associated persons” (as defined in the Risk Assessment Rules) of the broker-dealer and the activities conducted by such material associated persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

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

Our broker-dealer businesses are also subject to regulation by various foreign governments and regulatory bodies. FBRCM and MLV are registered with and subject to regulation by a number of provincial securities regulators in Canada. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, conflicts of interest, research, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

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

You should carefully consider the following risks and all of the other information contained in this Form 10‑K, including the consolidated financial statements and the notes thereto included in Part II, Item 8, of this Form 10‑K. If any of the risks, uncertainties, events or developments described below occurs, our business, financial condition or results of operation could be negatively impacted. In connection with the forward-looking statements that appear in this Form 10‑K, you should also carefully review the cautionary statements included under the caption “Forward-Looking Statements.”

Risks Related to Our Business

Our businesses have been and may in the future be materially and adversely affected by financial market conditions and economic conditions generally.

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, particularly the equity capital markets, and economic conditions generally. Conditions in the financial markets in 2015 were marked by declines in energy prices, persistent market volatility and a challenging environment for small-cap equity capital raising. Lower levels of liquidity continue to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

We incurred a loss in 2015 and we have incurred losses in certain prior periods; we may incur losses in the future.

We incurred a net loss for the year ended December 31, 2015 of $7.5 million and we have incurred losses in certain prior periods.  We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, we may incur significant expenses in connection with any expansion of our capital markets businesses or in connection with strategic acquisitions and investments.  Specifically, we have invested, and will continue to invest, in our capital markets businesses, including hiring a number of senior professionals to expand our product offerings.  Accordingly, we would need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or if our revenues increase but we are unable to manage our expenses, we may incur losses in future periods.

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

We depend on the efforts, skill, reputations and business contacts of our executive management team, and we believe that our success depends to a significant extent upon the experience of these individuals, whose continued service is not guaranteed.  We have no assurance that the services of our executive management team will continue to be available to the full extent of our needs. If certain members of our executive management team leave our company or are otherwise no longer available to us or are not available to the full extent of our needs, we may not be able to replace them with suitable management and may be unable to execute our business plan.

We encounter intense competition for qualified professionals from other investment banking firms and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds, and our failure to hire qualified professionals and retain our existing professionals may materially impede the success and growth of our business.

Our people are our most valuable resource. Our ability to secure and maintain investment banking engagements and brokerage business depends upon the reputation, judgment, business generation capabilities and project execution skills of our professionals. Our professionals’ reputations and relationships with our clients are a critical element in obtaining and executing client engagements. Generally, we do not have employment or non-competition agreements with our professionals. We encounter intense competition for qualified professionals from other companies in the investment banking industry and from businesses outside the investment banking industry, such as hedge, private equity and venture capital funds. We may experience losses of investment banking, brokerage, research and other professionals and our failure to hire qualified professionals and retain our existing professionals may materially impede our success and growth. While we believe that we will continue to be able to retain and recruit qualified professionals, the departure or other loss of our key professionals who manage substantial client relationships or who possess substantial experience and expertise could impair our ability to secure or successfully complete engagements, which could materially adversely affect our business and results of operations. Any negative financial performance that results in lower compensation levels may exacerbate this risk. In challenging market conditions, as have occurred in recent years, it may be difficult to pay competitive compensation without our ratio of compensation expense to revenues becoming higher.  In addition, if any of our investment bankers or members of our executive management team were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. We may not be able to prevent our key professionals or the members of our executive management team from resigning to join our competitors or from forming a competing company.

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

We are dependent on revenues related to securities issued by companies in specific industry sectors. The real estate, energy and natural resources, industrials, insurance, and financial institutions sectors account for the majority of our investment banking, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

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

Securities and futures transactions are now being conducted electronically and via other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. In addition, industry-wide trading volumes of equity securities have declined in recent years. Any dramatic increase in computer-based or other electronic trading or further declines in trading volumes may adversely affect our institutional brokerage revenues. The NYSE’s adoption of its hybrid market for trading securities may increase pressure on our institutional brokerage business as customers execute more of their NYSE-related trades electronically. Even if we were to develop our own electronic trading systems, we cannot assure you that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades. As a result, our institutional brokerage revenues could decline in the future, which would negatively impact our cash flows and the value of our common stock.

We face strong competition from larger firms, some of which have greater resources and name recognition, which may impede our ability to grow our business.

The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses; in particular, discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

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

FBRCM and MLV, both of which are U.S. registered broker-dealers, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Prior to our acquisition of MLV, MLV self-reported to FINRA that its regulatory net capital levels had temporarily fallen below minimum required levels. FINRA is currently engaged in an inquiry regarding the circumstances of that event.  An adverse finding by FINRA may result in censure, fines, and/or other penalties.  Any other failure by either FBRCM or MLV to comply with its net capital requirements could also impair our ability to conduct our core business as a brokerage firm.

Furthermore, both FBRCM and MLV are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to FBR & Co. As a holding company, we are dependent on dividends, distributions and other payments from our subsidiaries to fund our obligations, including any debt obligations we may incur. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including any debt obligations we may incur.

We are highly dependent on communications, information and other systems and third parties, and any systems failures, malicious attack or unauthorized access could significantly disrupt our business.

Our business is highly dependent on communications, information and other systems, including systems provided by our clearing brokers, and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock. In 2015, we switched our principal clearing brokerage firm from J.P. Morgan Clearing Corp., to Merrill, Lynch, Pierce, Fenner and Smith Incorporated.  In the event that our principal clearing broker was to exit the business, we would be required to enter into alternative clearing arrangements.  There can be no assurance that such arrangements will be available on terms that are not materially less favorable to us, or at all. Any failure to do so could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

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

In September 2015, we acquired MLV.  MLV has been named in two putative class action lawsuits involving underwritten securities offerings in 2013 and 2014. An adverse resolution of any of these matters against us could materially affect our financial condition, operating results and liquidity. See Part I, Item 3, “Legal Proceedings” of this Form 10-K for additional information concerning litigation.

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

Our merchant banking investments are concentrated in relatively few companies and industries and a consequence of this investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly.  As a result, if a significant investment fails to perform as we anticipated our business, financial condition and results of operations could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies and industries.

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

The investments we make in alternative asset classes such as hedge funds are typically subject to restrictions that limit the amount and timing of redemptions.  Such restrictions impair the liquidity of such investments, and these restrictions are likely to increase in periods of market volatility.  For these and other reasons, we may be unable to liquidate assets at times and in amounts of our choosing, which could result in harm to our investment performance and loss of invested capital.

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

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make our principal investments through an affiliate of FBRCM and MLV, registered broker-dealers in the U.S., our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. Our investment and trading activities are regulated by the SEC, FINRA and other governmental authorities. As a result, the rules of the SEC, FINRA, and other governmental authorities and self-regulatory organizations may limit our ability to invest in initial public offerings as well as other offerings of companies whose securities are underwritten or privately placed by FBRCM and MLV.

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

A slowdown or reversal of cash inflows to the mutual fund industry and other pooled investment vehicles could lead to lower capital markets revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public and private offerings underwritten by FBRCM and MLV and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for public or private offerings, our capital markets business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally. In addition, the increased prevalence of lower cost passively-managed funds that are linked to securities indices may lead to lower capital markets revenues for us since many of the securities offerings underwritten by FBRCM and MLV involve securities that are not included in any index.

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

Changes in interest rates could negatively affect the value of investments we make with our capital, which could result in reduced earnings or losses.

We invest our capital from time to time in interest rate sensitive securities. “Long” investments that are sensitive to interest rate fluctuations will decline in value if long-term interest rates increase, and “short” investments that are sensitive to interest rate risk will decline in value if long-term interest rates decrease. Declines in market value may ultimately reduce earnings or result in losses to us. In addition, changes in interest rates may impact some of our fund investments and/or merchant banking investments in companies whose business models are sensitive to interest rates.

We are subject to risks associated with our securities lending business.

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

As part of our securities lending business, we lend securities to banks and broker-dealers on behalf of certain of their clients.  In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums.  Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral.  We must manage this process and are charged with mitigating the associated operational risks.  Our failure to mitigate such operational risks could result in financial losses for counterparties in our securities lending business (separate from the risks of collateral investments).  Additionally, in certain circumstances, we could potentially be held liable for the failure to manage any such risks.

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

Since we are a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to us. Our broker-dealer subsidiaries are subject to various capital adequacy requirements promulgated by regulatory and other authorities. These regulatory rules may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

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

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if our reputation is harmed, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or M&A transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Furthermore, there is no assurance that an investment banking client will be able to satisfy its indemnity or contribution obligations when due. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause us significant reputational harm, which could seriously harm our business and prospects. See Part I, Item 3, “Legal Proceedings” of this Form 10-K for additional information concerning litigation in which we are involved.

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

Risks Related to Our Industry

Significantly expanded corporate governance and public disclosure requirements may result in fewer initial public offerings and deter existing public companies from engaging in capital market transactions which may reduce the number of investment banking opportunities available to pursue.

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

Our principal executive offices are located at Arlington Tower, 1300 North Seventeenth Street, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets and principal investing segments at that location. We occupy leased space on three floors of our headquarters building in Arlington, Virginia pursuant to a lease agreement that expires on December 31, 2025. We also lease office space in the following locations where we conduct certain portions of our capital markets operations: Boston, Massachusetts; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and San Francisco, California. We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2015, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In the past, FBRCM and MLV have been named as a defendant in a small number of securities claims involving their respective investment banking clients as a result of such broker-dealer’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify the underwriters against certain claims or liabilities, including claims or liabilities under the Securities Act, or contribute to payments which the underwriters are required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to us or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

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

In November 2015, MLV was named a defendant in two putative class action lawsuits alleging substantially identical claims against the officers and directors and underwriters of Miller Energy Resources, Inc. (“Miller”). The lawsuits, styled Goldberg v. Miller et al., and Gaynor v. Miller et al., are currently pending in the United States District Court for the Eastern District of Tennessee, and allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with 6 offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. The plaintiffs are currently seeking to remand to Tennessee state court; defendants are vigorously opposing the remand.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of December 31, 2015.

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

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Select MarketSM under the symbol “FBRC.” As of March 1, 2016, there were 7,384,874 shares of our common stock outstanding and approximately 14 holders of record.  On March 1, 2016, the last sales price for our common stock on the NASDAQ Global Select Market was $18.38 per share. Such information was obtained through our registrar and transfer agent. The tables below shows the actual high and low closing sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$25.28	$22.00	$27.69	$23.40
Second Quarter	23.98	20.90	28.04	24.69
Third Quarter	24.53	20.42	29.60	25.30
Fourth Quarter	21.75	19.40	27.19	23.90

Dividends

Since January 1, 2014, our Board of Directors has declared cash dividends on our common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

Share Repurchases

During 2015 we repurchased 1.9 million shares of our common stock in open market transactions at a weighted average share price of $23.20 per share, for a total cost of $45.2 million. The following table provides information on the Company’s share repurchases during the fourth quarter of 2015:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
	Shares Purchased	per Share	Plans or Programs (1)	Plans or Programs (1)
October 1 to October 31, 2015	46,850	$20.02	46,850	953,150
November 1 to November 30, 2015	210,434	$20.43	210,434	742,716
December 1 to December 31, 2015	118,593	$20.84	118,593	624,123
Total	375,877	$20.51	375,877	624,123

(1)

On October 19, 2015, the Board of Directors of the Company approved an increase in the Company’s repurchase authorization to an aggregate of one million shares, of which 624,123 remain authorized for repurchase on December 31, 2015.  On February 10, 2016, the Board of Directors of the Company approved a further increase in the Company’s repurchase authorization to an aggregate of one million shares.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$61,508	$103,902	$186,516	$84,144	$42,862
Advisory	9,583	11,353	9,697	6,525	15,284
Institutional brokerage	45,442	56,182	53,738	52,472	78,457
Net investment income (loss)	5,433	17,774	6,920	4,906	(9,664)
Interest	31,774	13,067	1,790	2,765	3,319
Dividends and other	1,692	1,030	1,160	680	1,969
Total revenues	155,432	203,308	259,821	151,492	132,227
Interest expense	35,037	21,183	—	—	—
Revenue, net of interest expense	120,395	182,125	259,821	151,492	132,227
Non-interest expenses:
Compensation and benefits	77,463	103,811	144,720	82,672	99,808
Professional services	13,287	13,259	12,326	12,839	11,629
Occupancy and equipment	12,680	13,480	12,271	15,755	19,034
Communications	10,865	11,514	11,101	12,553	16,402
Business development	9,819	11,689	9,602	9,394	10,753
Clearing and brokerage fees	5,328	4,757	4,922	7,490	11,928
Impairment of goodwill	—	—	—	—	5,882
Other operating expenses	6,711	6,255	7,609	6,861	8,119
Total non-interest expenses	136,153	164,765	202,551	147,564	183,555
(Loss) income from continuing operations before income taxes	(15,758)	17,360	57,270	3,928	(51,328)
Income tax (benefit) provision	(8,297)	341	(27,483)	(1,078)	(243)
(Loss) income from continuing operations, net of taxes	(7,461)	17,019	84,753	5,006	(51,085)
(Loss) income from discontinued operations, net of taxes	—	—	8,159	24,685	1,436
Net (loss) income	$(7,461)	$17,019	$92,912	$29,691	$(49,649)
Basic (loss) income per share(1):
(Loss) income from continuing operations, net of taxes	$(0.92)	$1.66	$7.09	$0.38	$(3.36)
Income from discontinued operations, net of taxes	—	—	0.68	1.86	0.10
Basic (loss) income per share	$(0.92)	$1.66	$7.77	$2.24	$(3.26)
Diluted (loss) income per share(1):
(Loss) income from continuing operations, net of taxes	$(0.92)	$1.48	$6.54	$0.36	$(3.36)
Income from discontinued operations, net of taxes	—	—	0.63	1.79	0.10
Diluted (loss) income per share	$(0.92)	$1.48	$7.17	$2.15	$(3.26)
Weighted-average shares (in thousands):
Basic(1)	8,069	10,283	11,963	13,274	15,210
Diluted(1)	8,069	11,465	12,960	13,798	15,210
Cash dividends declared per common share	$0.40	$—	$—	$—	$—

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$70,067	$108,962	$207,973	$174,925	$135,792
Securities borrowed	685,037	594,674	—	—	—
Financial instruments owned, at fair value	94,923	166,047	144,743	121,404	100,634
Other investments, at cost	6,539	7,000	7,681	8,388	25,744
Due from brokers, dealers, and clearing organizations	5,513	94,489	4,949	4,670	6,048
Other	71,337	63,925	45,226	24,057	29,865
Total assets	$933,416	$1,035,097	$410,572	$333,444	$298,083
Liabilities:
Securities loaned	$687,443	$595,717	$—	$—	$—
Financial instruments sold, not yet purchased, at fair value	1,934	121,310	42,241	56,929	35,496
Accrued compensation, accounts payable, accrued expenses and other liabilities	33,272	57,664	68,853	32,953	31,040
Due to brokers, dealers, and clearing organizations	—	—	8,701	3,698	6,250
Total liabilities	722,649	774,691	119,795	93,580	72,786
Shareholders’ equity	210,767	260,406	290,777	239,864	225,297
Total liabilities and shareholders’ equity	$933,416	$1,035,097	$410,572	$333,444	$298,083

	Year ended December 31,
	2015	2014	2013	2012	2011
Statistical Data:
Total employees(2)	303	300	302	256	295
Net revenue per employee(3)	$404	$609	$952	$591	$362
Compensation and benefits expense as a percentage of net revenues	64%	57%	56%	55%	72%

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

This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements of FBR & Co and notes thereto included under Item 8, “Financial Statements and Supplementary Data,” in this Form 10‑K.

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

Through our broker-dealer operating subsidiaries we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;
•	financial advisory services, including M&A advisory, restructuring, liability management, recapitalization and strategic alternative analysis;
•	institutional sales and trading services focused on equities, equity-linked securities, high-yield bonds, senior debt and bank loans, as well as securities lending activities; and
•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate, and TMT. Approximately 70% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus. We also make principal investments, including merchant banking investments, with our own capital.

In June 2007 we became a publicly-traded company listed on The NASDAQ Global Select MarketSM (NASDAQ: FBRC). We are a Virginia corporation formed in June 2006 and headquartered in Arlington, Virginia and also have offices in Boston, Dallas, Houston, Los Angeles, New York and San Francisco. The address of our principal executive offices is 1300 North Seventeenth Street, Arlington, Virginia 22209. Our telephone number is (703) 312-9500.

Our business is comprised of two separate segments: capital markets, which includes investment banking and institutional brokerage and research; and principal investing.  During the first quarter of 2016, based on changes in the Company’s business profile since its IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, the Company will revise its segment reporting structure. Beginning with the first quarter of 2016, the Company’s investment activities will be included within its capital markets segment and not as a separate reportable segment. This change is consistent with how the Company’s chief operating decision maker evaluates performance and allocates resources.

Business Environment

After reaching new highs in the second quarter of 2015, for the full year 2015 U.S. equity markets declined for the first time since 2008.  A slowing Chinese economy, falling oil prices, along with tightening monetary conditions in the U.S. contributed to both the market decline and increased volatility in the second half of 2015.  These factors also contributed to the overall decline in initial equity capital transaction volumes during 2015 compared to 2014 and to outflows from U.S. equity mutual funds of approximately $171 billion in 2015.

During 2015, for companies with market capitalizations of less than $1.5 billion, there were 127 IPOs completed in the U.S., down 35% by number from 2014 and down 25% by dollar volume. Within this decline, new issue activity was narrow with healthcare and technology making up over 50% of the IPO deal volume in 2015. Considering this concentration in 2015 activity, the decline in activity during the year in certain sectors was even more pronounced. Specifically, compared to 2014 the number of IPOs within energy was down 65% and in insurance the decline was 50%.

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

The U.S. equity markets have exhibited significant volatility in the first few months of 2016. Through the first two months of the year, there have been only four IPOs, three for healthcare issuers totaling $264 million and one SPAC for $500 million. The decision by the Federal Reserve to increase interest rates in December 2015 added to concerns of slowing global economic growth, and the related strengthening of the dollar exacerbated declines in dollar-denominated commodity markets. The pace of federal funds rate increases throughout 2016, the related performance of the dollar relative to major trading currencies, and the level and stability of energy prices are likely to continue to have significant influence on the direction of equity markets in the near term.

Executive Summary

For the year ended December 31, 2015, our net loss was $7.5 million compared to net income of $17.0 million in 2014 and $92.9 million in 2013. Our total revenues in 2015 were $120.4 million, our pre-tax loss was $15.8 million, and our net loss was $7.5 million. These results compare to total revenues in 2014 of $182.1 million, pre-tax income of $17.4 million, and net income of $17.0 million.  Total revenues in 2013 were $259.8 million, pre-tax income was $57.3 million, and net income from continuing operations, reflecting a $27.5 million income tax benefit, was $84.8 million.

The decrease in our net results in 2015 compared to 2014 was primarily due to a $44.2 million decrease in investment banking revenue. The reduction in investment banking revenues year over year was due to the differences in the nature and size of the capital raising transactions completed in these periods. We completed four sole-managed private placements in 2015 with an average transaction size of $162 million compared to six sole-managed private placements in 2014 with an average transaction size of $206 million.  The decline in investment banking revenues in 2015 also reflects the impact of equity capital markets conditions during 2015, in particular the decline in the volume of initial capital raising transactions compared to 2014.  In addition to the decrease in investment banking revenue in 2015, other capital markets revenues decreased $5.7 million, and as a result of market conditions during 2015, net revenues from principal investments decreased $11.8 million.

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

During 2015, total non-interest expenses decreased to $136.2 million compared to $164.8 million in 2014 and $202.6 million in 2013.  Total non-interest expense for 2015, included fixed expenses of $100.5 million and variable expenses of $35.7 million compared to $104.9 million and $59.8 million for 2014, respectively, and $97.6 million and $104.9 million for 2013, respectively.  During 2015, non-compensation fixed expenses decreased to $41.9 million compared to $43.9 million in 2014 and $43.6 million in 2013. Our continued focus on expenses has led to predictability within those more controllable elements of our income statement and we continually look for ways to more cost-effectively support our business. The Company’s compensation-to-net revenue ratio increased to 64% in 2015 from 57% in 2014 and 56% in 2013, reflecting the impact of lower revenue generation in 2015.

In 2015, we recognized a tax benefit of $8.3 million and our effective tax rate was 52.7%.  In 2014, we recognized a tax provision of $0.3 million and our effective tax rate was 2%. Our 2015 and 2014 effective tax rates differed from statutory tax rates due to our use of previously reserved tax assets related to capital loss carryforwards.

Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from the sale of the assets related to our former mutual funds business, which was received in November 2013. The increase in value during 2013 was due primarily to asset inflows to the funds and market appreciation of the funds during the period subsequent to the sale.

During 2015, we repurchased 1.9 million shares of our common stock at a weighted average price of $23.20 per share and a total cost of $45.2 million. In total, for the three years ended December 31, 2015, we have repurchased 6.7 million shares of our common stock at a weighted average price of $24.58 per share and a total cost of $164.9 million. We ended 2015 with $210.8 million of total equity, $70.1 million in cash and no debt.

The following is an analysis of our operating results by segment for the years ended December 31, 2015, 2014 and 2013.

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

The following table provides a summary of our results within the capital markets segment (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Revenues, net of interest expense:
Investment banking	$71,091	$115,255	$196,213
Institutional brokerage	45,442	56,182	53,738
Interest	31,745	12,945	1,050
Dividends and other	1,103	549	432
Total revenues	149,381	184,931	251,433
Interest expense	23,877	9,505	—
Revenues, net of interest expense	125,504	175,426	251,433
Operating expenses:
Variable	35,651	59,500	103,755
Fixed	98,331	102,426	96,121
Total(1)	133,982	161,926	199,876
Pre-tax (loss) income	$(8,478)	$13,500	$51,557

(1)	For the years ended December 31, 2015, 2014, and 2013, total operating expenses includes an allocation of corporate overhead costs of $21,000, $23,171, and $25,563, respectively.

The pre-tax loss from our capital markets segment was $8.5 million in 2015 compared to pre-tax income of $13.5 million in 2014. The decrease in our pre-tax income was primarily attributable to a $44.2 million decrease in investment banking revenues in 2015 compared to 2014. The impact of the decreased revenues was offset partially by a $23.8 million decrease in variable expenses. Specifically, variable expenses, including $18.9 million of variable compensation, decreased to $35.7 million in 2015 from $59.5 million in 2014 as a result of the decrease in revenues. Our total compensation as a percentage of net revenues in this segment was 61% in 2015 compared to 58% in 2014. Fixed expenses decreased $4.1 million, or 4.0%, in 2015 largely as a result of a decrease in fixed compensation of $2.5 million.

Investment banking revenues decreased $44.2 million to $71.1 million during 2015 from $115.3 million during 2014. Our investment banking revenues in 2015 were generated from 51 client transactions representing $9.3 billion in transaction value. Included in those transactions and representing $39.7 million of our capital raising revenue were four sole-managed institutional private placements. Our investment banking revenues in 2014 were generated from 55 client transactions representing $11 billion in transaction value. Included in those transactions and representing $80.4 million of our capital raising revenue were six sole-managed institutional private placements. The reduction in investment banking revenues in 2015 compared to 2014 reflects the differences in the number, nature and size of the capital raising transactions completed in these periods. Specifically, we completed four sole‑managed private placements in 2015 with an average transaction size of $162 million compared to six sole‑managed private placements in 2014 with an average transaction size of $206 million.

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

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Agency commissions	$24,000	$30,077	$29,503
Principal transactions	18,361	22,509	21,373
Direct payments for equity research	3,081	3,596	2,862
Total	$45,442	$56,182	$53,738

Our institutional brokerage revenues decreased $10.7 million to $45.4 million in 2015 from $56.2 million in 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our equity and convertibles trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes, as well as reductions in our convertible and credit trading desk positions.  We significantly reduced the amount of capital committed to our convertible bond inventory over the course of 2015.  The decision to make those reductions was based on management’s assessment that higher returns were available through alternative uses for that capital.

Our institutional brokerage revenues increased $2.5 million to $56.2 million in 2014 from $53.7 million in 2013. This increase in 2014 partially reflects the impact of the fourth quarter 2013 group hire of 32 institutional brokerage sales, trading and research professionals on our brokerage activities in 2014 as well as our overall increased investment in research.

As a result of our August 2014 acquisition of a securities lending business we have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another. In addition to the institutional brokerage revenues noted above, during 2015, we generated net revenue of $8.1 million from securities lending compared to $2.8 million in 2014.

Principal Investing

Our principal investing activity consists of investments in merchant banking, marketable equity securities, non-public equity securities, corporate debt investments, non-registered investment funds that are managed by third parties and U.S. Treasury securities. The following tables provide a summary of our results within the principal investing segment (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Revenues, net of interest expense:
Net investment income	$5,433	$17,774	$6,920
Interest	29	122	740
Dividends and other	589	481	728
Total revenues	6,051	18,377	8,388
Interest expense	11,160	11,678	—
Revenues, net of interest expense	(5,109)	6,699	8,388
Operating expenses:
Variable	37	316	1,179
Fixed	2,134	2,523	1,496
Total(1)	2,171	2,839	2,675
Pre-tax (loss) income	$(7,280)	$3,860	$5,713

(1)	For the years ended December 31, 2015, 2014, and 2013, total operating expenses includes an allocation of corporate overhead costs of $407, $449, and $495, respectively.

The pre-tax loss from our principal investing segment was $7.3 million in 2015 compared to pre-tax income of $3.9 million in 2014 and $5.7 million in 2013. The decreases in our pre-tax income were due to decreased investment revenues, net of interest expense. Net investment income in 2015 included $10.0 million of realized gains from short sales of U.S. Treasury securities partially offset by $4.6 million of net losses from investment funds and trading securities. Net investment income in 2014 included $10.5 million of gains from short-sales of U.S. Treasury securities and $7.3 million of net gains from investment funds and trading securities.  Interest expense incurred during 2015 and 2014 was related to short U.S. Treasury securities. Net investment income in 2013 included $6.8 million of net gains from investment funds and trading securities partially offset by a $0.5 million impairment loss related to an available-for-sale investment security.

Investments

The total value of our principal investments was $87.4 million as of December 31, 2015. Of this total, $66.6 million was held in non-registered investment funds, $14.3 million was held in marketable and non-public equity securities, warrants and fixed income securities, at fair value, and $6.5 million was held in non-public investments recorded at cost. The following table provides additional detail regarding our principal investments as of December 31, 2015 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Fixed income/credit-related hedge funds	$38,972
Multi-strategy hedge funds	18,930
Private equity funds	8,700
Total investment funds, at fair value	66,602
Marketable and non-public equity securities and warrants, at fair value	14,285
Total investments, at fair value	80,887
Investments, at cost	6,539
Total investments	$87,426

The Company’s December 31, 2015 investment balance of $87.4 million is down $23.6 million from the comparable balance at the end of the third quarter of 2015. This decrease is primarily the result of investment fund redemptions. We have initiated additional fund redemptions that we expect will generate approximately $43 million by the end of July 2016.

As of December 31, 2015, the $66.6 million of investment funds reflects investments in 17 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

In addition to these assets, during 2015, as part of the Company’s investing activities, the Company entered into two short sales totaling $200 million face value, of 4.625% U.S. Treasury securities maturing in November 2016. These two short sales were closed out during the third quarter of 2015.  A short sale of a $75 million face value, 7.25% U.S. Treasury security, which was entered into in 2014 and included on our balance sheet at December 31, 2014, was closed out in the fourth quarter of 2015.

Discontinued Operations

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has had no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its former asset management operations as discontinued operations. As described below, the Company received the final proceeds from this sale in 2013, and accordingly had no activity related to discontinued operations in 2014 or 2015. The results related to our former asset management operations reflected in the consolidated statements of operations are presented in the following table (dollars in thousands):

For Year Ended December 31,
2013
Revenues	$—
Gain on sale of assets	8,944
Expenses	170
Income from discontinued operations before income taxes	8,774
Income tax provision	615
Income from discontinued operations, net of taxes	$8,159

During the year ended December 31, 2013, we received $19.3 million, representing our receipt of the final payment due from the sale of the FBR Funds and generated $8.2 million of net income from discontinued operations.  Our 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to asset inflows to the funds and market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 relates primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

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

Investment Banking

Capital raising revenue consists of placement fees, underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting and placement activities of equity and debt. We act in varying capacities in our capital raising activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as a book-running manager of an underwriting, we generally commit greater resources, bear more risk and earn higher revenues than if engaged as a co- or lead-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

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

Professional services expenses include legal fees, primarily associated with investment banking transactions, consulting fees, and recruiting fees. Legal fees associated with investment banking transactions are, to a large extent, variable with investment banking activity levels.

Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment, software and leasehold improvements and expenses. These expenses are largely fixed in nature.

Communications expenses include voice, data and internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue.

Business development expenses include travel and entertainment expenses related to investment banking activity, costs of investor conferences, sponsorships and advertising. Expenses that are directly related to completed investment banking transactions are variable with revenue.

Clearing and brokerage fees include trade processing expenses that we pay to our clearing brokers, and execution fees that we pay to floor brokers and electronic communication networks. These expenses are almost entirely variable based on our revenue.

Other operating expenses include professional liability and property insurance, business license taxes and registration fees, board of directors’ costs, offices supplies, interest related to taxes, penalties and fees, printing and copying, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data related to our continuing operations as a percentage of revenues, net of interest expense:

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
Investment banking:
Capital raising	51.1%	57.0%	71.8%
Advisory	8.0%	6.2%	3.7%
Subtotal	59.1%	63.2%	75.5%
Institutional brokerage	37.7%	30.8%	20.7%
Net investment income	4.5%	9.8%	2.7%
Interest	26.4%	7.2%	0.7%
Dividends and other	1.4%	0.6%	0.4%
Total revenues	129.1%	111.6%	100.0%
Interest expense	29.1%	11.6%	0.0%
Revenues, net of interest expense	100.0%	100.0%	100.0%
Non-interest expenses:
Compensation and benefits	64.3%	57.0%	55.7%
Professional services	11.0%	7.3%	4.7%
Occupancy and equipment	10.5%	7.4%	4.7%
Communications	9.0%	6.3%	4.3%
Business development	8.2%	6.4%	3.7%
Clearing and brokerage fees	4.4%	2.6%	1.9%
Other operating expenses	5.6%	3.5%	3.0%
Total non-interest expenses	113.0%	90.5%	78.0%
(Loss) income before income taxes	-13.0%	9.5%	22.0%

Comparison of the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, our net loss was $7.5 million compared to net income of $17.0 million in 2014. This decrease in net income was primarily the result of a $49.9 million decrease in net revenues from capital markets and an $11.8 million decrease in net revenues from principal investing in 2015. The impact of these lower revenues in 2015 was partially offset by decreased expenses in 2015 compared to 2014. Our net loss for 2015 includes an $8.3 million tax benefit compared to a $0.3 million tax provision in 2014.

Our capital markets segment had a pre-tax loss of $8.5 million during 2015, compared to pre-tax income of $13.5 million during 2014. The difference in our 2015 capital markets results compared to 2014 was primarily due to a $44.2 million decrease in investment banking revenue year over year. As a result of negative returns from investment funds and losses from equity and other trading securities, our principal investing segment had a pre-tax loss of $7.3 million during 2015 compared to pre-tax income of $3.9 million in 2014.

Revenues, Net of Interest Expense

Our revenues, net of interest expense, decreased 33.9% to $120.4 million during 2015 from $182.1 million during 2014 due to the changes in revenues and interest expense discussed below.

Capital raising revenues decreased 40.8% to $61.5 million in 2015 from $103.9 million in 2014. The decrease was attributable to completing fewer and smaller sole-managed transactions in 2015.  In 2015, we completed 36 client transactions, including four sole-managed institutional private placements with an average transaction size of $162 million that generated $39.7 million of revenue. In 2014, we completed 41 client transactions, including six sole-managed institutional private placements with an average transaction size of $206 million that generated $80.4 million of revenue.

Advisory revenues decreased 15.8% to $9.6 million in 2015 from $11.4 million in 2014 due to a decrease in revenue generated from M&A and advisory engagements. While we completed a comparable number of assignments in both years, the decrease in revenue was primarily attributable to a decrease in the level of fees earned on transactions completed in 2015 compared to 2014.

Institutional brokerage revenues decreased 19.2% to $45.4 million in 2015 from $56.2 million in 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our convertibles, credit and equity trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes, as well as the impact of reductions in our convertible and credit trading desk positions.

Net investment income decreased 69.7% to $5.4 million in 2015 compared to $17.8 million in 2014 as a result of losses incurred in investment funds and net losses from equity trading securities. Net investment income in 2015 includes $10.0 million of realized gains from short-sales of U.S. Treasury securities, partially offset by $4.6 million of net losses from investment funds and equity trading securities. Net investment income for 2014 includes $10.5 million of gains from short-sales of U.S. Treasury securities and $7.3 million of net gains from investment funds and trading securities.

Interest income increased $18.7 million to $31.8 million in 2015 from $13.1 million in 2014.  The increase in interest income was due to our purchase of a securities lending business in August 2014.  Subsequent to this acquisition, we have an active securities lending business in which we borrow securities from one party and lend them to another.

Dividends and other revenues increased $0.7 million to $1.7 million in 2015 from $1.0 million in 2014.  During 2015, as a result of changes in forecasted securities lending results, the Company reduced the carrying value of its contingent consideration liability by $0.6 million.  This reduction is included in dividends and other income in the consolidated statements of operations.

During 2015, we incurred total interest expense of $35.0 million, including $23.9 million related to securities lending and $11.1 million related to short-sales of U.S. Treasury securities. During 2014, we incurred $21.2 million of interest expense, including $11.7 million related to short-sales of U.S. Treasury securities, and $9.5 million related to securities lending. The increase in interest expense related to securities lending in 2015 was the result of maintaining higher average balances in 2015 compared to 2014, due primarily to the timing of our securities lending acquisition in August 2014.

Non-Interest Expenses

Total non-interest expenses decreased 17.4% to $136.2 million in 2015 from $164.8 million in 2014. This decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expenses decreased 25.3% to $77.5 million in 2015 from $103.8 million in 2014 primarily as a result of a $23.8 million decrease in variable compensation. The reduction in variable compensation was due to the $61.7 million reduction in revenues, net of interest expense, in 2015 compared to the prior year. This decrease was also due to a $2.5 million decrease in fixed compensation in 2015 compared to 2014 reflecting reduced stock compensation and the impact of lower average headcount in 2015 compared to 2014. As a result of the reduction in revenues during 2015 and the impact of our fixed compensation and benefits, our compensation and benefits expense as a percentage of net revenues increased to 64% in 2015 from 57% in 2014.

Professional services expenses remained flat at $13.3 million in both 2015 and 2014.  During 2015, costs related to investment banking transactions decreased $0.3 million compared to 2014 reflecting the decrease in banking activity in 2015, partially offset by an increase in costs incurred in 2015 related to investment banking transactions that were not completed. This decrease was offset by a $0.3 million increase in fixed costs, reflecting the net effects of increased corporate legal costs due to our acquisition of MLV, partially offset by a decrease in recruiting fees.

Occupancy and equipment expenses decreased 5.9% to $12.7 million in 2015 from $13.5 million in 2014. The decrease in occupancy costs reflects the impact of the move to our new corporate headquarters in Arlington, Virginia in the fourth quarter of 2014, partially offset by increases in costs related to software maintenance and licenses, depreciation of leasehold improvements and office equipment. During 2014, the Company incurred $1.1 million of non-recurring costs related to our corporate office move, including additional rent, moving expenses and various other expenses associated with our former corporate offices.

Communications expenses decreased 5.2% to $10.9 million in 2015 from $11.5 million in 2014. The decrease in these expenses was primarily due to decreased costs related to data network and connectivity costs.

Business development expenses decreased 16.2% to $9.8 million in 2015 from $11.7 million in 2014. This decrease is primarily due to a decrease in travel costs related to business promotion and investment banking transactions.

Clearing and brokerage fees increased 10.4% to $5.3 million in 2015 from $4.8 million in 2014. Our 2015 clearing and brokerage fees reflect increased costs related to securities lending offset by a reduction in costs related to equity trading.

Other operating expenses increased 6.3% to $6.7 million in 2015 from $6.3 million in 2014. The increase in these expenses was primarily due to the recognition of $0.7 million of bad debt expenses in 2015 compared to $0.2 million in 2014.

We recognized a tax benefit of $8.3 million in 2015 compared to a tax provision of $0.3 million in 2014.  The Company’s effective tax rate in 2015 was 52.7% compared to 2.0% in 2014. Our 2015 and 2014 effective tax rates differed from statutory tax rates primarily due to the Company’s use of previously reserved tax assets related to capital loss carryforwards.

Following the criteria in ASC 740, “Income Taxes” (“ASC 740”) the Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of December 31, 2015, our net deferred assets totaled $37.8 million.  Based on its assessment as of December 31, 2015, the Company determined that a valuation allowance of $0.3 million related to state capital loss carryforwards was appropriate. We will continue to assess the need for a valuation allowance at each reporting date. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income. At December 31, 2014, the Company’s net deferred tax assets totaled $32.2 million and were offset by a valuation allowance of $3.5 million. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future.

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

Net investment income increased 158.0% to $17.8 million in 2014 compared to $6.9 million in 2013. The increase was primarily due to gains from short-sales of U.S. Treasury securities during 2014. Net investment income in 2014 included $10.5 million of gains from short-sales of U.S. Treasury securities and $7.3 million of net gains from investment funds and trading securities. Our net investment income for 2013 included $6.8 million of net gains from investment funds and trading securities partially offset by a $0.5 million impairment loss related to an available-for-sale investment security.

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

We recognized a tax provision of $0.3 million in 2014 compared to a tax benefit of $27.5 million in 2013. The tax provision in 2014 reflected the Company’s use of previously reserved tax assets related to capital loss carryforwards.  As described below, our 2013 tax benefit from continuing operations reflected the reversal of a significant component of the valuation allowance that had been recorded against the Company’s deferred tax assets as well as the utilization during 2013 of net operating loss carryforwards against 2013 taxable income.

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

As of December 31, 2013, our net deferred tax assets totaled $49.2 million and were offset by an $18.3 million valuation allowance. The Company’s valuation allowance at December 31, 2013 related to capital loss carryforwards and net unrealized losses on investments. This valuation allowance was determined based on the

Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. At December 31, 2014, the Company’s net deferred tax assets totaled $32.2 million and were offset by a valuation allowance of $3.5 million. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s application of the guidance in ASC 740 and its conclusion that it was more likely than not that the benefits of these assets would not be realized in the future.

Discontinued Operations

As described previously, we received the final proceeds from the sale of the FBR Funds in 2013, and had no activity related to discontinued operations in 2014.  Income from discontinued operations, net of taxes was $8.2 million in 2013. The $8.2 million of net income from discontinued operations in 2013 represented the change in value during the year of the contingent payment that was due from the sale of assets related to our former mutual funds business in 2012 and received in 2013. The increase in value during 2013 was due primarily to asset inflows to the funds and market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 related primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

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

Cash Flows

As of December 31, 2015, our cash and cash equivalents totaled $70.1 million representing a net decrease of $38.9 million for the year ended December 31, 2015. The decrease is attributable to $49.2 million of cash used by financing activities, $19.6 million of cash used by operating activities partially offset by $29.9 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $19.6 million during 2015 compares to $18.9 million used in operating activities during 2014. This cash used by operating activities in 2015 reflects our net operating loss for the year and a $21.1 million decrease in our accrued compensation, partially offset by a net decrease in our trading desk positions. The cash used by operating activities in 2014 reflects our net operating income for the year, offset by a decrease in our accrued compensation as well as a decrease in our net due to brokers, dealers and clearing organizations.

Net cash provided by investing activities of $29.9 million during 2015 compares to $16.0 million used in investing activities during 2014.  The $29.9 million provided in 2015 reflects $41.0 million of proceeds from securities sold during 2015 and net proceeds of $13.2 million from activity related to short sales of U.S. Treasury securities offset by investments purchased during the period of $17.6 million, corporate acquisitions of $4.4 million and $2.3 million related to the purchase of furniture, equipment, software and leasehold improvements. The net cash used in investing activities in 2014 reflects investments purchased during the period, including $51.7 million of investment funds and $22.7 million of trading securities, as well as $9.5 million related to the purchase of furniture, equipment, software and leasehold improvements. These items were offset by $60.7 million of proceeds from securities sold during 2014, and net proceeds of $8.3 million from activity related to short sales of U.S. Treasury securities.

Net cash used in financing activities of $49.2 million during 2015 compares to net cash used in financing activities of $64.1 million during 2014. The activity primarily represents the repurchase of 2.0 million shares and 2.5 million shares of our common stock in 2015 and 2014, respectively. The 2.0 million of shares repurchased during 2015 were acquired for a total cost of $48.3 million and the 2.5 million shares repurchased during 2014 were acquired for a total cost of $65.9 million.

As of December 31, 2014, our cash and cash equivalents totaled $109.0 million representing a net decrease of $99.0 million for the year ended December 31, 2014. The decrease is attributable to $64.1 million of cash used by financing activities, $18.9 million of cash used by operating activities, and $16.0 million of cash used in investing activities.

Net cash used in our operating activities of $18.9 million during 2014 compares to $99.2 million of cash provided by operating activities during 2013. This cash used by operating activities in 2014 reflects our net operating income for the year, offset by a decrease in our accrued compensation as well as a decrease in our net due to brokers, dealers and clearing organizations. The cash provided by operating activities in 2013 reflects our net operating income for the year, a significant increase in our accrued compensation as well as an increase in our net due to brokers, dealers and clearing organizations.

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

Net cash used in financing activities of $64.1 million during 2014 compares to net cash used in financing activities of $53.9 million during 2013. The activity primarily represents the repurchase of 2.5 million and 2.6 million shares of our common stock in 2014 and 2013, respectively. The 2.5 million of shares repurchased during 2014 were acquired for a total cost of $65.9 million and the 2.6 million shares repurchased during 2013 were acquired for a total cost of $59.4 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $70.1 million at December 31, 2015) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2015, we had no outstanding borrowings.

Assets and Liabilities

As of December 31, 2015, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables and investments carried at cost. As of December 31, 2015 and December 31, 2014, our liquid assets consisted primarily of cash and cash equivalents of $70.1 million and $109.0 million, respectively.

The decrease in our total assets to $0.9 billion as of December 31, 2015, compared to $1.0 billion as of December 31, 2014, was primarily the result of an $89.0 million decrease in due from brokers, dealers and clearing organizations, a $71.1 million decrease in financial instruments owned, at fair value, and the $38.9 million decrease in cash noted above, partially offset by a $90.4 million increase in securities borrowed.

Regarding our due from brokers, dealers and clearing organizations balances, during 2015 and 2014, as part of the Company’s investing activities, the Company entered into short-sales of U.S. Treasury Securities. Proceeds from a short-sale position, as well as related margin requirements, totaling $84.1 million, were held in a collateral account and included in due from brokers, dealers and clearing organizations on our consolidated balance sheets at December 31, 2014. In the fourth quarter of 2015, the short-sale positions were settled and the related collateral account was closed.  The remainder of our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled banking and securities trades as well as cash on deposit related to securities lending.

As of December 31, 2015, our $87.4 million of investments primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt. We have initiated investment fund redemptions that we expect will generate approximately $43 million by the end of July 2016.

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

The decrease in our total liabilities to $722.6 million as of December 31, 2015 compared to $774.7 million as of December 31, 2014 was primarily the result of a $119.4 million decrease in financial instruments sold, not yet purchased, a $21.2 million decrease in accrued compensation and benefits, and a $3.1 million decrease in accounts payable, accrued expenses and other liabilities. These decreases were partially offset by a $91.7 million increase in securities loaned.

Regulatory Capital

FBRCM and MLV, our broker-dealer subsidiaries, are registered with the SEC and are members of FINRA. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2015, FBRCM had total regulatory net capital of $40.9 million, which exceeded its required net capital of $2.1 million by $38.8 million. MLV had total regulatory capital of $680 thousand, which exceeded its required net capital of $250 thousand by $430 thousand. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During 2015, we repurchased 1.9 million shares of our common stock in open market or privately negotiated transactions at a weighted average share price of $23.20 per share, for a total cost of $45.2 million. As of December 31, 2015, we had a remaining authority to repurchase up to 624 thousand additional shares. On

February 10, 2016, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to an aggregate of 1 million shares.

We also purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During 2015, we purchased 138 thousand shares of common stock at a weighted average share price of $22.53 per share for a total cost of $3.1 million for this purpose.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to investment partnerships that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Minimum rental commitments	$38,598	$5,508	$8,613	$6,894	$17,583

These rental commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. The Company also has $0.2 million of uncalled capital commitments to investment partnerships that may be called over the next two years. The Company cannot currently determine when, if ever, these capital commitments will be called.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from our trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount. The table below presents the Company’s 95%/one-day VaR for the year ended December 31, 2015 and 2014 (dollars in thousands):

95% / One-Day VaR
For the Year Ended December 31,
2015				2014
Period End	Average	High	Low	Period End	Average	High	Low

$76	$129	$270	$57	$204	$226	$371	$157

The Company’s VaR of $76 thousand at December 31, 2015 is 0.04% of our shareholder equity as of that date and the change in period end VaR from year to year shows a decrease of $128 thousand. The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with financial instruments sold, not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $7.6 million at December 31, 2015. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed under the section Equity Price Risk below.

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

The following table provides the actual daily trading revenue fluctuations during the year ended December 31, 2015. Over this twelve-month period, the lowest 5th percentile of all trading days is represented by the first, second and third columns from the left in the table below, which reflect the thirteen lowest days of daily trading revenue. Although not specifically shown in the table, during this thirteen-day period, the average daily trading revenues were net gains of $23 thousand and the lowest one-day revenue was a net loss of $175 thousand.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2015. The fair value of the $10.5 million of trading equity securities held at a broker-dealer subsidiary would increase or decrease to $11.6 million and $9.5 million, respectively, and the fair value of the $20.8 million of other equity investments would increase or decrease to $22.9 million and $18.7 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At December 31, 2015 and December 31, 2014, we have recorded no liabilities with regard to this right. During the years ended December 31, 2015 and 2014, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and follow general practices within the industry in which we operate. The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, market information, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

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

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S. government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from an independent broker dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments. The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided; such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.  As a result of our adoption of Accounting Standards Update 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”) in 2015, these investment funds are no longer categorized within the fair value hierarchy.

As of December 31, 2015, our financial instruments, at fair value, classified as Level 1, Level 2 and Level 3 were $11.0 million, $0.8 million and $16.5 million, respectively. Additionally, as of December 31, 2015, our financial instruments presented at fair value based on NAV were $66.6 million. As of December 31, 2015, financial instruments measured and reported at fair value on a recurring basis and classified within Level 3 were 1.8% of our total assets.

Securities and Principal Investments

Trading securities and investments owned by our broker-dealer subsidiaries and financial instruments sold, not yet purchased are recorded on the trade-date and carried at fair value. Realized and unrealized gains and losses from trading desk securities are reflected in institutional brokerage revenue in the consolidated statements of operations.

Realized and unrealized gains and losses from investment positions are reflected in net investment income in the consolidated statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are recorded on the trade date and designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Investments in equity securities of non-public companies that are held in non-broker-dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825, “Financial Instruments” (“ASC 825”), to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

We evaluate available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our investments in securities of non-public companies and marketable equity securities designated as available-for-sale can fluctuate significantly. Such values may be based on unobservable inputs, including significant assumptions by us and consideration of the liquidity and size of our position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income in the consolidated statement of operations.

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

As of December 31, 2015, we held $13.8 million of investments in marketable and non-public equity securities accounted for as trading under ASC 320 or at fair value under ASC 825, and $6.5 million of non-public equity securities held in a non-broker-dealer subsidiary that are carried at cost. As of December 31, 2015, we evaluated our investments in securities of non-public companies carried at cost for other-than-temporary impairments. Based on our evaluation of these investments, we recorded an impairment loss of $0.5 million during the year ended December 31, 2015. As of December 31, 2015, we held no marketable equity securities that were classified as available-for sale.

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

The Company’s investments in proprietary investment funds include non-registered investment companies. As of December 31, 2015, these investments total $66.6 million and are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the consolidated statements of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

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

Goodwill and Intangible Assets

The Company’s intangible assets consist of intangible assets with finite useful lives. All of these intangible assets were recognized as a result of business combinations. Goodwill is not amortized but is tested annually for impairment (during the third quarter) or more frequently if an adverse event occurs that may indicate impairment. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. As of December 31, 2015, the carrying value of goodwill and intangible assets with finite useful lives was $3.8 million and $2.4 million, respectively. These intangible assets were recognized as a result of transactions completed by the Company in the third quarter of 2014 and the third quarter of 2015 and valuations were performed relative to these assets in 2015. As of December 31, 2015, there were no significant indicators of impairment related to these assets.

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

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis, based on the criteria in ASC 740, by assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. At December 31, 2015, the Company’s net deferred tax assets totaled $37.8 million and, based on its application of the guidance in ASC 740, were offset by a valuation allowance of $0.3 million. This valuation allowance related to state capital loss carryforwards. At December 31, 2014, the Company’s net deferred tax assets totaled $32.2 million and were offset by a valuation allowance of $3.5 million. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. The Company will continue to assess the need to maintain a valuation allowance against its net deferred tax assets at each reporting date. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income.

Recently Issued Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies—Recent Accounting Pronouncements included in our financial statements attached to this Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2015, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

BDO USA, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which appears on F-3.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2016 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2016 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2016 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2016 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2016 Proxy Statement and is hereby incorporated by reference.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 12, 2016).

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

10.6

Form of resolution of the Registrant’s Board of Directors with respect to the Registrant’s Director Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-141987), filed on May 10, 2007).†

10.7

Amended and Restated Employment Agreement, dated June 16, 2015, by and between the Registrant and Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2015).†

Exhibit Number	Description

10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 21, 2008).†

10.9	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 21, 2008).†

10.10	Form of LTIP RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

10.11

RSU Award Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

10.12

Stock Option Agreement, dated February 9, 2010, between the Registrant and Richard J. Hendrix (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

10.13

FBR & Co. 2016 Retention and Incentive Plan (“2016 RI Plan”) (Effective February 10, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 12, 2016).†

10.14	Form of Retention and Incentive Plan Award Letter under the 2016 RI Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 12, 2016). †

10.15	Form of RSU Award Letter under the 2016 RI Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 12, 2016). †

10.16	2013 Performance Share Unit Program (Effective March 11, 2013) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 15, 2013).†

10.17	Form of 2013 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 15, 2013). †

10.18	Form of 2013 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 15, 2013).†

10.19	Form of 2014 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2014).†

10.20	Form of 2014 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2014).†

10.21	Form of 2015 Performance Share Unit Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 12, 2015).†

10.22	Form of 2015 Performance Share Unit Award Letter to Richard J. Hendrix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 12, 2015).†

10.23

Deed of Lease, dated November 15, 2013 between FBR Capital Markets & Co., a Delaware corporation and 1300 N. 17th Street, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2013).

10.24

Guaranty of Lease, dated November 15, 2013 between FBR & Co, a Virginia corporation and 1300 N. 17th Street, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 20, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of BDO USA, LLP.*

Exhibit Number	Description

23.2	Consent of PricewaterhouseCoopers LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

FBR & CO.

Date: March 15, 2016	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Richard J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 15, 2016
RICHARD J. HENDRIX

/s/ Bradley J. Wright	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 15, 2016
BRADLEY J. WRIGHT

/s/ Robert J. Kiernan	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 15, 2016
ROBERT J. KIERNAN

/s/ Dr. Reena Aggarwal	Director	March 15, 2016
REENA AGGARWAL

/s/ Thomas J. Hynes, Jr.	Director	March 15, 2016
THOMAS J. HYNES, JR.

/s/ Richard A. Kraemer	Director	March 15, 2016
RICHARD A. KRAEMER

/s/ Allison M. Leopold Tilley	Director	March 15, 2016
ALLISON M. LEOPOLD TILLEY

/s/ Mark R. Patterson	Director	March 15, 2016
MARK R. PATTERSON

/s/ Arthur J. Reimers	Director	March 15, 2016
ARTHUR J. REIMERS

/s/ William F. Strome	Director	March 15, 2016
WILLIAM F. STROME

FBR & Co.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FBR & Co.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of FBR & Co. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBR & Co. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBR & Co.'s internal control over financial reporting as of December 31, 2015, based on criteria established Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

McLean, Virginia

March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FBR & Co.

Arlington, Virginia

We have audited FBR & Co.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBR & Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FBR & Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FBR & Co. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

McLean, Virginia

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FBR & Co.:

In our opinion, the consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of FBR & Co. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 14, 2014

FBR & Co.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$70,067	$108,962
Receivables:
Securities borrowed	685,037	594,674
Due from brokers, dealers and clearing organizations	5,513	94,489
Customers	1,429	3,349
Other	5,895	5,227
Financial instruments owned, at fair value	94,923	166,047
Other investments, at cost	6,539	7,000
Goodwill and intangible assets	6,273	4,921
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	15,071	15,388
Deferred tax assets, net of valuation allowance	37,497	28,648
Prepaid expenses and other assets	5,172	6,392
Total assets	$933,416	$1,035,097

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$687,443	$595,717
Financial instruments sold, not yet purchased, at fair value	1,934	121,310
Accrued compensation and benefits	13,325	34,571
Accounts payable, accrued expenses and other liabilities	19,947	23,093
Total liabilities	722,649	774,691

Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 6,795,342 and 8,388,697 shares issued and outstanding, respectively	7	8
Additional paid-in capital	259,011	302,720
Restricted stock units	35,929	34,353
Accumulated other comprehensive income, net of taxes	—	44
Accumulated deficit	(84,180)	(76,719)
Total shareholders’ equity	210,767	260,406
Total liabilities and shareholders’ equity	$933,416	$1,035,097

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Investment banking:
Capital raising	$61,508	$103,902	$186,516
Advisory	9,583	11,353	9,697
Institutional brokerage	45,442	56,182	53,738
Net investment income	5,433	17,774	6,920
Interest	31,774	13,067	1,790
Dividends and other	1,692	1,030	1,160
Total revenues	155,432	203,308	259,821
Interest expense	35,037	21,183	—
Revenues, net of interest expense	120,395	182,125	259,821

Non-interest expenses:
Compensation and benefits	77,463	103,811	144,720
Professional services	13,287	13,259	12,326
Occupancy and equipment	12,680	13,480	12,271
Communications	10,865	11,514	11,101
Business development	9,819	11,689	9,602
Clearing and brokerage fees	5,328	4,757	4,922
Other operating expenses	6,711	6,255	7,609
Total non-interest expenses	136,153	164,765	202,551
(Loss) income from continuing operations before income taxes	(15,758)	17,360	57,270
Income tax (benefit) expense	(8,297)	341	(27,483)
(Loss) income from continuing operations, net of taxes	(7,461)	17,019	84,753
Income from discontinued operations, net of taxes	—	—	8,159
Net (loss) income	$(7,461)	$17,019	$92,912

Basic (loss) income per share:
(Loss) income from continuing operations, net of taxes	$(0.92)	$1.66	$7.09
(Loss) income from discontinued operations, net of taxes	—	—	0.68
Basic (loss) income per share	$(0.92)	$1.66	$7.77

Diluted (loss) income per share:
(Loss) income from continuing operations, net of taxes	$(0.92)	$1.48	$6.54
(Loss) income from discontinued operations, net of taxes	—	—	0.63
Diluted (loss) income per share	$(0.92)	$1.48	$7.17
Basic weighted average shares outstanding (in thousands)	8,069	10,283	11,963
Diluted weighted average shares outstanding (in thousands)	8,069	11,465	12,960
Cash dividends declared per common share	$0.40	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FBR & CO.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(7,461)	$17,019	$92,912
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes of $28, $7, and $22, respectively	(44)	10	1,128
Comprehensive (loss) income	$(7,505)	$17,029	$94,040

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Employee Stock Loan Receivable	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2012	12,224	$12	$402,668	$(307)	$25,235	$(1,094)	$(186,650)	$239,864
Net income	—	—	—	—	—	—	92,912	92,912
Issuance of common stock, net of forfeitures	957	1	18,697	307	(13,688)	—	—	5,317
Repurchase of common stock	(2,378)	(2)	(55,539)	—	—	—	—	(55,541)
Repurchase of common stock for employee tax withholding	(258)	—	(3,817)	—	—	—	—	(3,817)
Stock compensation expense for options granted to purchase common stock	—	—	974	—	—	—	—	974
Issuance of restricted stock units	—	—	—	—	9,940	—	—	9,940
Change in unrealized (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	—	1,128	—	1,128
Balances at December 31, 2013	10,545	$11	$362,983	$—	$21,487	$34	$(93,738)	$290,777
Net income	—	—	—	—	—	—	17,019	17,019
Issuance of common stock, net of forfeitures	295	—	5,447	—	(3,100)	—	—	2,347
Repurchase of common stock	(2,380)	(3)	(64,091)	—	—	—	—	(64,094)
Repurchase of common stock for employee tax withholding	(71)	—	(1,823)	—	—	—	—	(1,823)
Stock compensation expense for options granted to purchase common stock	—	—	204	—	—	—	—	204
Issuance of restricted stock units	—	—	—	—	15,966	—	—	15,966
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	—	10	—	10
Balances at December 31, 2014	8,389	$8	$302,720	$—	$34,353	$44	$(76,719)	$260,406
Net loss	—	—	—	—	—	—	(7,461)	(7,461)
Common stock dividends	—	—	(3,710)	—	—	—	—	(3,710)
Issuance of common stock, net of forfeitures	494	1	8,147	—	(5,680)	—	—	2,468
Repurchase of common stock	(1,950)	(2)	(45,217)	—	—	—	—	(45,219)
Repurchase of common stock for employee tax withholding	(138)	—	(3,113)	—	—	—	—	(3,113)
Stock compensation expense for options granted to purchase common stock	—	—	184	—	—	—	—	184
Issuance of restricted stock units	—	—	—	—	7,256	—	—	7,256
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	—	(44)	—	(44)
Balances at December 31, 2015	6,795	$7	$259,011	$—	$35,929	$—	$(84,180)	$210,767

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net (loss) income	$(7,461)	$17,019	$92,912
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,312	1,990	1,290
Deferred income taxes	(8,820)	2,239	(30,915)
Net investment income from investments	(5,433)	(17,774)	(6,920)
Gain on the sale of assets	—	—	(8,944)
Stock compensation	7,192	9,397	8,457
Other	46	192	166
Changes in operating assets:
Receivables:
Securities borrowed	(90,363)	(594,674)	—
Brokers, dealers and clearing organizations	6,940	(5,405)	(279)
Customers	2,209	780	(2,003)
Affiliates	(3,341)	(4,022)	(71)
Interest, dividends and other	2,810	(468)	681
Trading securities	43,662	499	16,029
Prepaid expenses and other assets	1,505	(483)	979
Changes in operating liabilities:
Securities loaned	91,726	595,717	—
Trading account financial instruments sold, not yet purchased	(38,452)	(2,863)	(14,688)
Accounts payable, accrued expenses and other liabilities	(4,008)	4,235	(3,979)
Accrued compensation and benefits	(21,141)	(16,614)	41,519
Brokers, dealers and clearing organizations	—	(8,702)	5,003
Net cash (used in) provided by operating activities	(19,617)	(18,937)	99,237
Cash flows from investing activities
Purchases of investment securities and other investments	(17,563)	(74,382)	(68,864)
Proceeds from sales of and distributions from investments	40,950	60,681	38,190
Settlement of financial instruments sold, not yet purchased	(288,860)	(208,848)	—
Financial instruments sold, not yet purchased	217,940	301,230	—
Due from brokers, dealers and clearing organizations	84,134	(84,134)	—
Proceeds from sale of assets	—	—	19,294
Purchase of broker-dealer, net of cash acquired	(2,275)	—	—
Purchase of securities lending business	(2,166)	(1,000)	—
Purchases of furniture, equipment, software, and leasehold improvements	(2,261)	(9,509)	(882)
Net cash provided by (used in) investing activities	29,899	(15,962)	(12,262)
Cash flows from financing activities
Repurchases of common stock	(48,332)	(65,917)	(59,358)
Proceeds from sales of common stock and repayments of employee stock purchase plan	2,089	1,805	5,431
Dividends paid	(2,934)	—	—
Net cash used in financing activities	(49,177)	(64,112)	(53,927)
Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(38,895)	(99,011)	33,048
Cash and cash equivalents, beginning of period	108,962	207,973	174,925
Cash and cash equivalents, end of period	$70,067	$108,962	$207,973
Supplemental cash flows disclosures
Income tax payments	$19	$3,339	$3,372
Interest payments	$35,745	$21,775	$—
Non-cash investing and financing activities
Leasehold improvement incentives	$68	$4,434	$—
Acquisition of securities lending business - contingent consideration	$(637)	$4,070	$—
Dividends payable	$776	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR & Co., (the “Company”), a Virginia corporation, is a holding company of which the principal operating companies are FBR Capital Markets & Co. (“FBRCM”), FBR Capital Markets LT, Inc. (“FBRLT”), MLV & Co. LLC (“MLV”), and FBR Capital Markets PT, Inc. (“FBRPT”).

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

On September 1, 2015, the Company completed the purchase of MLV, an investment banking and brokerage firm focused on equity capital markets and a leading provider of at-the-market (“ATM”) offerings.  Similar to FBRCM, MLV is an SEC-registered broker-dealer and member of FINRA that acts as an introducing broker and forwards all transactions to a clearing broker on a fully disclosed basis.  See Note 5 Acquisitions.

FBRPT holds and manages the Company’s investment positions which include investments in non-registered investment funds that are managed by third parties, merchant banking, marketable equity securities, non-public equity securities, corporate debt investments and U.S. Treasury securities.

In October 2013, the Company received the final payment related to its 2012 agreement to sell the assets related to the management of the FBR Funds, a family of mutual funds.  The FBR Funds were managed by a subsidiary of the Company, FBR Fund Advisers, Inc.  See Note 16 Discontinued Operations.

Nature of Operations

The Company’s principal business activities, including capital raising, financial advisory, institutional sales and trading, differentiated securities research and securities lending are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the following industry sectors: consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate, and technology, media and telecommunications. Additionally, beginning in August 2014 the Company provides securities lending services to a broad group of banks and broker-dealers.  These services include facilitating the sourcing, borrowing and lending of equity and fixed income securities (see Note 4 Securities Lending). By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income (loss) and revenues may vary significantly from quarter-to-quarter and year-to-year.

Concentration of Revenue

A substantial portion of the Company’s revenues may be derived from investment banking and these revenues may be concentrated in a small number of transactions. For the years ended December 31, 2015, 2014 and 2013 investment banking revenue accounted for 59%, 63%, and 76%, respectively, of the Company’s revenues, net of interest expense. In addition, 56% of 2015 investment banking revenues were derived from four transactions, 70% of 2014 investment banking revenues were derived from six transactions, and 68% of 2013 investment banking revenues were derived from six transactions.

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

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although, the Company bases its estimates and assumptions on historical experience and market information (when available) and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business. As of December 31, 2015 and 2014, approximately 77% and 92%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities directly or indirectly guaranteed by the U.S. government. The Company holds cash in financial institutions in excess of FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As of December 31, 2015 and 2014, and during the years then ended, all collateral received or paid was in the form of cash. A substantial portion of the Company’s interest revenue and interest expense results from these activities.

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

Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from or payable to the clearing brokers represents the net of proceeds from unsettled securities sold, the Company’s clearing deposit and amounts receivable for commissions less amounts payable for unsettled securities purchased by the Company and amounts payable for clearing costs and other settlement charges. This amount also includes the cash collateral received for securities loaned less cash collateral for securities borrowed. Any amounts payable would be fully collateralized by all of the securities owned by the Company and held on deposit at the clearing broker. In addition, these balances may include unsettled syndicated loan trades.

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

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S. government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from an independent broker dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments. The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided; such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

Investment funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.  As a result of our adoption of Accounting Standards Update 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”) in 2015, these investment funds are no longer categorized within the fair value hierarchy.

The estimated fair values of the Company’s financial instrument assets and liabilities which are not measured at fair value on the consolidated balance sheets are as follows:

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$70,067	$70,067	$—	$—	$70,067
Due from broker, dealers and clearing organizations	5,513	—	5,513	—	5,513
Non-interest bearing receivables	7,324	—	7,324	—	7,324
Other investments, at cost (1)	5,000	—	—	5,000	5,000
Financial Liabilities
Accounts payable, accrued expenses and other liabilities (1)	18,680	—	18,680	—	18,680

(1)	As of December 31, 2015, there were $1,539 of other investments, at cost and $1,267 of accounts payable, accrued expenses and other liabilities recorded at fair value on a non-recurring basis.

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$108,962	$108,962	$—	$—	$108,962
Due from brokers, dealers and clearing organizations	94,489	—	94,489	—	94,489
Non-interest bearing receivables	8,576	—	8,576	—	8,576
Other investments, at cost	7,000	—	—	7,395	7,395
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	23,093	—	23,093	—	23,093

The carrying amounts noted above for cash and cash equivalents, due from brokers, dealers and clearing organizations, non-interest bearing receivables, and accounts payable, accrued expenses and other liabilities approximate fair value due to the short term nature of these items and/or minimal credit risk. The fair value of other investments, at cost, which primarily include non-public equity securities, was determined based on the Company’s assessment of enterprise values as discussed above.

Securities and Principal Investments

Trading securities and investments owned by the Company’s broker-dealer subsidiaries and financial instruments sold, not yet purchased are recorded on the trade-date and carried at fair value. Realized and unrealized gains and losses from trading desk securities are reflected in institutional brokerage revenue in the consolidated statements of operations. Realized and unrealized gains and losses from investment positions are reflected in net investment income in the consolidated statements of operations.

Marketable equity and debt securities held for investment purposes at non-broker-dealer subsidiaries are recorded on the trade date and designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Investments in equity securities of non-public companies that are held in non-broker-dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825, “Financial Instruments” (“ASC 825”), to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

The Company evaluates available-for-sale securities and investments in securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of the Company’s investments in securities of non-public companies and marketable equity securities designated as available-for-sale can fluctuate significantly.  Such values may be based on unobservable inputs, including significant assumptions of the Company and consideration of the liquidity and size of the Company’s position. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings in net investment income in the consolidated statements of operations.

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

The Company’s investments in proprietary investment funds include non-registered investment companies. As of December 31, 2015 and 2014, these investments are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the consolidated statements of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

Goodwill and Intangible Assets

The Company’s intangible assets consist of goodwill and intangible assets with finite useful lives. All of these intangible assets were recognized as a result of business combinations.  Goodwill is not amortized but is tested annually for impairment (during the third quarter) or more frequently if an adverse event occurs that may indicate impairment.  The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

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

Leases

The Company leases its corporate headquarters and other offices under non-cancelable leases. The terms of the Company’s lease agreements range up to 10 years and may contain renewal options, escalation clauses, rent-free periods and operating cost adjustments.

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

Income Per Share

Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to include the dilutive effect of unvested RSUs and shares of restricted stock that are subject forfeiture and the conversion of all potentially dilutive options to purchase common stock.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07. This ASU provides guidance for eliminating the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient for fair value.  Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. Although classification within the fair value hierarchy is no longer required, an entity must disclose the amount of investments measured using the NAV in order to permit reconciliation of the fair value of investments in the hierarchy to the corresponding line items in the balance sheet. ASU 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. A retrospective transition approach is required.  The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented.  The Company adopted ASU 2015-07 in the fourth quarter of 2015 with no material impact on its consolidated financial statements or disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

Note 3. Financial Instruments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments, including long-term investments accounted for under ASC 820 as of December 31, 2015 and 2014, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2015	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$13,221	$5,586	$—	$7,635
Convertible and fixed income debt instruments	815	—	815	—
	14,036	5,586	815	7,635
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	13,849	5,415	—	8,434
Warrants	436	—	—	436
	14,285	5,415	—	8,870
Total	28,321	$11,001	$815	$16,505
Investment funds valued at net asset value(1)	66,602
Total financial instruments owned, at fair value	$94,923
Financial instruments sold, not yet purchased, at fair value:
Marketable and non-public equity securities	$1,933	$1,933	$—	$—
Convertible and fixed income debt instruments	1	—	1	—
Total	$1,934	$1,933	$1	$—

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of December 31, 2015, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $16,505 or 1.8% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2015:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$16,069	Over-the-counter trading activity	$0 - $14.10/share	$11.13
Black-Scholes—assets	$436	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.9%	1.9%

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

	December 31, 2014	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$14,832	$14,758	$—	$74
Listed options	2	2	—	—
Convertible and fixed income debt instruments	42,864	—	42,864	—
	57,698	14,760	42,864	74
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	2,325	175	—	2,150
Warrants	964	—	—	964
Designated as available-for-sale:
Marketable equity securities	172	172	—	—
	3,461	347	—	3,114
Total	61,159	$15,107	$42,864	$3,188
Investment funds valued at net asset value(1)	104,888
Total financial instruments owned, at fair value	$166,047
Financial instruments sold, not yet purchased, at fair value:
U.S. Treasury securities	$84,950	$84,950	$—	$—
Marketable and non-public equity securities	34,043	34,043	—	—
Convertible and fixed income debt instruments	2,317	—	2,317	—
Total	$121,310	$118,993	$2,317	$—

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of December 31, 2014, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $3,188 or 0.3% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2014:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$2,224	Over-the-counter trading activity	$ 0 - $34.00/share	$11.56
Black-Scholes—assets	$964	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.1%	2.1%

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets:

	Year Ended December 31,	Year Ended December 31,
	2015	2014
	Trading Securities	Trading Securities	Financial Instruments Sold, not yet Purchased
Beginning balance, January 1,	$3,188	$11,535	$(1,499)
Total net losses (realized/unrealized) included in earnings	(332)	(254)	(122)
Purchases	75,173	124,223	6,043
Sales/distributions	(61,495)	(126,067)	(4,422)
Transfers out of Level 3	(29)	(6,249)	—
Ending balance, December 31,	$16,505	$3,188	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(631)	$266	$—

During the year ended December 31, 2015, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.  During the year ended 2014, two transfers were made out of Level 3 and into Level 1 for equity securities that were previously non-public equity securities and during the applicable period became publicly traded.

Gains and losses from Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2015, 2014 and 2013, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
Total gains and losses included in earnings for the period:
Institutional brokerage	$422	$38	$1,722
Net investment (loss) income	(754)	(415)	2,648
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	123	(38)	438
Net investment (loss) income	(754)	304	2,551

Items Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets and liabilities and other assets at fair value on a non-recurring basis including items such as cost method investments, intangibles, fixed assets and estimated contingent consideration payable. Adjustments to the fair value of these assets and liabilities usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets.  Adjustments to the fair value of contingent consideration payable would result from differences between the underlying forecasted securities lending results and actual results. Due to the nature of these assets, unobservable inputs are used to value these assets and liabilities. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets and liabilities are classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2015, except for changes in contingent consideration payable, discussed below, and the recognition of a $461 other-than-temporary impairment loss on a cost method investment, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During the year ended December 31, 2015 the Company made payments of $2,166 related to its contingent consideration obligation.  Additionally, as a result of changes in forecasted securities lending results, the Company reduced the carrying value of this liability by $637 during 2015 and as of December 31, 2015 the contingent consideration payable was valued at $1,267.  This reduction in value is included in dividends and other income in the consolidated statements of operations.  During the year ended December 31, 2014, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value. During the year ended December 31, 2013, other than the recognition of an other-than-temporary impairment loss of $545 related to a marketable equity security, there were no assets measured at fair value on a non-recurring basis for which there was a change in carrying value.

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2015, and during the years ended December 31, 2015 and 2014, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiaries that were classified as trading securities. In addition, during the years ended December 31, 2015 and 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiaries that were classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the consolidated statements of operations. In addition, pursuant to ASC 825, from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiaries as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income in the consolidated statements of operations. During 2015, the Company elected to account for two non-public equity securities, purchased at a cost of $6,510, at fair value. During 2014, the Company elected to account for two non-public equity securities, purchased at a cost of $6,148, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Year Ended December 31,
	2015	2014	2013
Net (loss) gains recognized on trading securities	$(1,442)	$3,630	$1,213
Less: Net loss (gains) recognized on trading securities sold during the period	933	(3,732)	(261)
Unrealized (losses) gains recognized on trading securities still held at the reporting date	$(509)	$(102)	$952

As part of the Company’s investing activities, during 2015 the Company entered into two short sales, totaling $200,000 face value, of 4.625% U.S. Treasury securities maturing in November 2016. These two short sales were settled in the third quarter of 2015. During 2014, the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security and two short-sales of $100,000 face value each, 4.50% U.S. Treasury securities with maturity dates of May 2016, November 2015 and February 2016, respectively. The Company closed the two $100,000 face value positions during the fourth quarter of 2014 and closed the $75,000 face value position in the fourth quarter of 2015. The $75,000 face value position was open at December 31, 2014 and is included in financial instruments sold, not yet purchased on the Company’s consolidated balance sheets. During the years ended December 31, 2015 and 2014, the Company recognized realized and unrealized gains of $9,954 and $10,451, respectively, related to these short sales. Proceeds from open short-sales, as well as related margin requirements, were held in a collateral account and were included in due from brokers, dealers and clearing organizations in the Company’s consolidated balance sheets. Such amounts were not available for withdrawal and were subject to closure of the open short positions. During the years ended December 31, 2015 and 2014, the Company incurred $11,160 and $11,678, respectively, of interest expense related to these transactions.

Fair Value of the Investments Valued at NAV

As of December 31, 2015 and 2014, the Company has $66,602 and $104,888, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$38,972	$—	$57,532	$—
Multi-strategy	18,930	—	37,890	—
Private equity funds	8,700	212	9,466	2,586
Total	$66,602	$212	$104,888	$2,586

The investments in non-registered investment funds are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates. As of December 31, 2015, 54% of the fair value of the Company’s fund investments, or $31,452 of the hedge funds, was redeemable on either a monthly or quarterly basis with notice periods of 60 days or less, 46% of the fair value, or $26,450 of the hedge funds, was redeemable on a quarterly basis with notice periods of between 90 days and 180 days.  As of December 31, 2015, the Company has initiated redemptions for approximately $28,000 of the fair value of the hedge funds.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2015 it was estimated that these funds will be liquidated in the next three years.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2014, the Company had certain investments in marketable equity securities held by other than the Company’s broker-dealer subsidiary that were classified as available-for-sale securities. These investments were designated as available-for-sale due to the Company’s intent at the time of designation to hold these securities for investment purposes over an extended period, however, they were available to be sold should economic conditions warrant such a transaction. In accordance with ASC 320, these securities were carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2014 were as follows:

	December 31, 2014
		Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable equity securities	$100	$72	$—	$172

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$44	$34	$(1,094)
Net unrealized investment gains (losses) during the period:
Unrealized holding gains (losses), net of taxes	—	10	619
Reclassification adjustment for recognized losses included in net income, net of taxes	(44)	—	509
Ending balance	$—	$44	$34

The Company evaluates its portfolio of marketable equity securities for impairment as of each reporting date. For the securities with unrealized losses, the Company will review the underlying cause for the impairments, as well as the severity and duration of the impairments. If the impairment is determined to be other-than-temporary, the Company will recognize an other-than-temporary impairment loss in its consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, the Company recorded other-than-temporary impairment losses of $-0-, $-0- and $545, respectively, in the consolidated statements of operations relating to marketable equity securities.

The Company did not hold any marketable equity securities that were in unrealized loss positions as of December 31, 2015 and 2014. During the year ended December 31, 2013, the Company recognized a $545 other-than-temporary impairment loss related to a company in the financial services industry. The Company recognized this impairment loss as a result of a change in its intent to hold this investment for a period of time sufficient for a forecasted recovery of its fair value. In this case the change in intent was a result of changes in market conditions during 2013 specific to this investment. The carrying value of this investment subsequent to the impairment was $4,257.

During the year ended December 31, 2015, the Company received $191 from the sale of a marketable equity security designated as available-for-sale resulting in a gross gain of $91.  There were no sales of marketable equity securities designated as available-for-sale during the year ended December 31, 2014. During the year ended December 31, 2013, the Company received $25,431 from sales of marketable equity securities designated as available-for-sale resulting in gross gains of $698 and gross losses of $32.

Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component for the periods indicated.

	Year Ended December 31,
	2015	2014
Accumulated other comprehensive income, Beginning balance	$44	$34
Other comprehensive income before reclassifications	—	10
Amounts reclassified from other comprehensive income	(44)	—
Accumulated other comprehensive income, at period end	$—	$44

Other Investments, at Cost

Other investments consist of non-public equity securities of $6,539 and $7,000 as of December 31, 2015 and 2014, respectively. The Company evaluates its investments, carried at cost, for impairment as of each reporting date.

This evaluation includes consideration of the operating performance of the respective underlying companies, any over-the-counter trading activity, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded a $461 impairment loss during the year ended December 31, 2015.  The Company recorded no impairment losses during the years ended December 31, 2014 and 2013.

There were no sales of, or distributions from, non-public equity securities during 2015. During the year ended December 31, 2014, the Company received proceeds of $1,428 from the sale of a non-public equity security resulting in a gross gain of $1,176, and the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment. In addition, during the year ended December 31, 2014, a non-public equity security carried at cost with a basis of $428 became publicly traded during the period. The Company designated this security as trading at the time it became publicly traded. There were no sales of, or distributions from, non-public equity securities during 2013. The Company received $317 from the maturity of a note receivable that was carried at cost during 2013. In addition, during 2013 a non-public equity security carried at cost with a basis of $2,390 became publicly traded. The Company designated this security as trading at the time it became publicly traded.

Note 4. Securities Lending:

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

The following tables present the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2015 and 2014:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
As of December 31, 2015
Securities borrowed	$685,037	$—	$685,037	$685,037	$—
Securities loaned	$687,443	$—	$687,443	$687,443	$—
As of December 31, 2014
Securities borrowed	$594,674	$—	$594,674	$594,674	$—
Securities loaned	$595,717	$—	$595,717	$595,717	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

Note 5. Acquisitions:

On September 1, 2015, the Company completed the purchase of MLV, an investment banking and brokerage firm focused on equity capital markets and a leading provider of ATM offerings.  In addition, on August 4, 2014, the Company completed its purchase of a securities lending business from Lazard Capital Markets LLC (“LCM”).

The Company accounted for these acquisitions in accordance with ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The Company’s estimates of fair value included in the consolidated financial statements, in conformity with ASC 820, represent the Company’s best estimates and valuations. These estimates and underlying assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in its valuations will be realized, and actual results could vary materially.

MLV

As a result of this acquisition, the Company added approximately 20 client-facing employees, primarily in investment banking and research. Pursuant to the terms of the transaction agreement related to this acquisition, the Company made a cash payment of $3,250 to acquire 100% of the stock of MLV. The Company believes that this acquisition will be accretive to its overall revenue per employee and operating margin. As a result of this purchase, the Company recorded goodwill of $1,259 and finite-lived intangible assets of $506 related to acquired customer relationships. The goodwill and intangible asset balances are expected to be deductible for tax purposes. The Company incurred $691 of transaction costs related to this acquisition that are included in professional services expense in the consolidated statements of operations. The table below summarizes the estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Purchase Price:
Cash paid	$3,250
Fair Value of Assets Acquired:
Cash	975
Due from brokers, dealers and clearing organizations	2,098
Investment banking receivables	1,111
Other	606
Total	$4,790
Fair Value of Liabilities Assumed:
Accounts payable, accrued expenses and other liabilities	$3,305

Fair value of net assets acquired	$1,485
Purchase price allocated to goodwill	1,259
Purchase price allocated to intangible assets	506
Total purchase price	$3,250

Securities Lending

As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The Company believes that this acquisition will be accretive to its overall revenue per employee and operating margin. The Company made an initial cash payment of $1,000 at closing and is obligated to make additional payments that are contingent on the performance of the business over the 18 month period subsequent to closing. As of December 31, 2014, the Company estimated these aggregate contingent payments to be $4,070 and included this in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. During the year ended December 31, 2015, the Company made contingent payments of $2,166. During 2015, based on changes in its forecasted results, the Company reduced the estimate of the aggregate remaining contingent payments by $637, which is included in dividends and other on the consolidated statements of operations, and as of December 31, 2015 has estimated its remaining obligation to be $1,267.

As a result of this purchase, the Company recorded goodwill of $2,570 and a finite-lived intangible asset related to acquired customer relationships of $2,500. The goodwill and intangible asset balances are expected to be deductible for tax purposes. The Company incurred $379 of transaction costs related to this acquisition that are included in professional services expense in the consolidated statements of operations. The table below summarizes the preliminary estimates of contingent consideration, and the fair value of the assets acquired and liabilities assumed as of the acquisition date:

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

Note 6. Goodwill and Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Balance as of January 1:
Goodwill	$2,570	$—
Accumulated impairment losses	—	—
	2,570	—
Goodwill acquired during year	1,259	2,570
Impairment losses	—	—
Balance as of December 31:
Goodwill	3,829	2,570
Accumulated impairment losses	—	—
	$3,829	$2,570

Goodwill is included in the Company’s capital markets segment. The Company performed its annual assessment of goodwill impairment during the third quarter of 2015. Based on the Company’s assessments, no impairment charges were recognized during the years ended December 31, 2015 and 2014.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	December 31,
	2015	2014
Customer relationships	$3,006	$2,500
Accumulated amortization	(562)	(149)
Net	$2,444	$2,351

The intangible asset balances are included in the Company’s capital markets segment. These intangible assets will be amortized over their estimated useful lives, of three to seven years, on a straight-line basis. For the years ended December 31, 2015, 2014 and 2013, amortization expense recognized was $413, $149 and $-0-, respectively.  Estimated amortization expense for each of the next five years is as follows:

Amount
2016	$524
2017	524
2018	468
2019	357
2020	357

Note 7. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2015	2014
Leasehold improvements	$16,250	$17,340
Furniture and equipment	11,206	10,776
Software	6,845	7,303
	34,301	35,419
Less: Accumulated depreciation and amortization	(19,230)	(20,031)
	$15,071	$15,388

For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $2,899, $1,841, and $1,290, respectively. For the years ended December 31, 2015 and 2014, the Company incurred losses of $24 and $26, respectively, related to the write-off of retired fixed assets. For the year ended December 31, 2013, the Company did not incur any losses related to fixed assets.

Note 8. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Federal	$383	$(2,030)	$3,010
State and local	168	126	317
	$551	$(1,904)	$3,327

Current	$551	$(1,904)	$3,327
Deferred	(8,848)	2,245	(30,810)
	$(8,297)	$341	$(27,483)

Deferred tax assets and liabilities consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets
Net operating loss, domestic	$16,986	$4,574
Stock-based and other compensation	15,579	23,105
Unrealized losses on investment	1,739	—
AMT credit carryforward	1,661	1,666
Deferred rent	1,547	462
Partnership income	1,027	—
Capital loss carryforward	344	5,383
Other, net	226	461
Total deferred tax assets	39,109	35,651
Deferred tax liabilities
Partnership income	—	(2,077)
Deferred expenses	(1,268)	(1,391)
Net deferred tax assets	37,841	32,183
Valuation allowance	(344)	(3,535)
Net deferred tax asset	$37,497	$28,648

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis, based on the criteria in ASC 740, by assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. At December 31, 2014, the Company’s net deferred tax assets totaled $32,183 and were offset by a valuation allowance of $3,535. This valuation allowance related to capital loss carryforwards and was determined based on the Company’s conclusion that it was more likely than not that the benefits of these assets would not be realized in the future. At December 31, 2015, the Company’s net deferred tax assets totaled $37,841 and, based on its application of the guidance in ASC 740, were offset by a valuation allowance of $344. This valuation allowance related to state capital loss carryforwards. The Company will continue to assess the need to maintain a valuation allowance against its net deferred tax assets at each reporting date. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income.

As of December 31, 2015, the Company has $32,513 of domestic federal net operating loss carryforwards. The Company has state and local net operating loss carryforwards of $8,626 on a tax-effected basis, excluding the federal tax benefit. The net operating losses include no tax benefit related to windfalls from the vesting of equity compensation. The state and local net operating loss carryforwards begin to expire in 2028.

As of December 31, 2015, the Company has no pre-tax capital loss carryforwards for federal tax purposes. As of December 31, 2015, the Company has pre-tax capital loss carryforwards for state tax purposes of $8,836 which will expire in 2017.

The Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 52.7%, 2.0% and (48.0%), respectively. The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company’s reported amount of income tax provision (benefit) attributable to continuing operations to the amount of income tax expense that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	Year Ended December 31,
	2015	2014	2013
Federal income tax provision, at statutory rate	$(5,515)	$6,076	$20,045
State and local income taxes benefit, net of federal benefit	(907)	1,322	2,693
Nondeductible expenses	295	281	7
Effect of stock-based compensation	989	87	82
Other, net	(363)	(622)	1,047
Uncertain tax positions	—	—	—
Valuation allowance	(2,796)	(6,803)	(51,357)
Effective income tax (benefit) provision	$(8,297)	$341	$(27,483)

The Components of (loss) income before income taxes were as follows:

	For the Year Ended December 31,
	2015	2014	2013
United States	$(15,758)	$17,360	$57,368
United Kingdom	—	—	(98)
	$(15,758)	$17,360	$57,270

As of December 31, 2015 and 2014, the Company had no liability for uncertain tax positions. The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The Company did not recognize any interest related to tax uncertainties in the statements of operations for the years ended December 31, 2015 and 2014. The Company had no accrued interest related to uncertain tax positions as of December 31, 2015 and 2014.

The Internal Revenue Service has completed its examination of the Company’s tax return for 2010 and did not propose any adjustments. The Company is not currently under audit related to its federal tax returns. As of December 31, 2015, tax years subsequent to December 31, 2012 remain open under the federal statute of limitations and for the Company’s significant state jurisdictions.  The Company is currently under audit in New York State for tax years 2011 through 2013.

Note 9. Regulatory Capital Requirements:

FBRCM and MLV are registered with the SEC and are members of FINRA. As such, each of FBRCM and MLV is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2015 and 2014, FBRCM had net capital of $40,869 and $60,761, respectively, which was $38,793 and $56,994, respectively, in excess of its required net capital of $2,076 and $3,767, respectively. As of December 31, 2015, MLV had net capital of $663 which was $413 in excess of its required net capital of $250.

Note 10. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to investment partnerships that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year:

	2016	2017	2018	2019	2020	Thereafter	Total
Minimum rental commitments	$5,508	$4,767	$3,846	$3,406	$3,488	$17,583	$38,598

These rental commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2015, 2014 and 2013 was $5,228, $5,351 and $5,353, respectively.  The Company also has $212 of uncalled capital commitments to investment partnerships that may be called over the next two years. The Company cannot currently determine when, if ever, these capital commitments will be called.

Clearing Brokers

The Company’s broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and their respective clearing brokers, the clearing brokers have the right to charge our broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2015 and 2014, the Company has recorded no liabilities, and during the years ended December 31, 2015, 2014 and 2013, the Company did not incur any significant costs with regard to this right.

Litigation

As of December 31, 2015, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In the past, FBRCM and MLV have been named as a defendant in a small number of securities claims involving their respective investment banking clients as a result of such broker-dealer’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify the underwriters against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments which the underwriters are required to make as a result of the litigation. There can be no assurance that such indemnification or contribution will ultimately be available to the Company or that an investment banking client will be able to satisfy its indemnity or contribution obligations when due.

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

In November 2015, MLV was named a defendant in two putative class action lawsuits alleging substantially identical claims against the officers and directors and underwriters of Miller Energy Resources, Inc. (“Miller”). The lawsuits, styled Goldberg v. Miller et al., and Gaynor v. Miller et al., are currently pending in the United States District Court for the Eastern District of Tennessee, and allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with 6 offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26; 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. The plaintiffs are currently seeking to remand to Tennessee state court; defendants are vigorously opposing the remand.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of December 31, 2015.

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

Other

In February 2012, pursuant to a compensation plan, the Company granted certain employees an interest in a pool of assets valued at $3,000. The individual awards are subject to a 4-year cliff vesting requirement based on continued service. The terms of the compensation plan provide that any forfeited awards be reallocated to remaining award recipients and that the total value of the asset pool at the date of vesting be distributed. The specific assets in the pool may change over the vesting period and the Company may settle the awards in cash. The value of the asset pool was $3,849 as of December 31, 2015. During the years ended December 31, 2015, 2014 and 2013 the Company recorded expense of $896, $1,267 and $879, respectively, related to this plan. These amounts are included in compensation and benefits in the consolidated statements of operations.

Note 11. Shareholders’ Equity:

Share Repurchases

During the year ended December 31, 2015, the Company repurchased, in open market or privately negotiated transactions, 1,949,517 shares of its common stock at a weighted average share price of $23.20 per share for a total cost of $45,219. As of December 31, 2015, the Company had remaining authority to repurchase 624,123 additional shares. See Note 18 Subsequent Events for information regarding an increase to the Company’s share repurchase authorization.

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

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations.  During the years ended December 31, 2015, 2014 and 2013, the Company purchased 138,000 shares, 71,000 shares and 258,000, respectively, at weighted average prices per share of $22.56, $25.68 and $14.79, respectively, for a total cost of $3,113, $1,823 and $3,817, respectively.

Dividends

For the years ended December 31, 2015 and 2014, our Board of Directors has declared cash dividends on our common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

See Note 18 Subsequent Events for information regarding dividends declared subsequent to the balance sheet date.

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of December 31, 2015, the Company had $779 of dividends payable related to such unvested RSUs and restricted shares. With respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

FBR & Co. Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense of $177, $247 and $220, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Stock options	$7	$(44)	$484
Restricted shares	381	296	146
RSUs	6,627	8,897	7,589

The following table presents the unrecognized compensation related to unvested restricted shares of common stock and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2015
	Restricted Shares	RSUs	Performance Condition RSUs (1)
Unrecognized compensation	$244	$2,244	$431
Unvested awards	22,191	1,060,492	375,000
Weighted average vesting period	0.53 years	0.29 years	0.25 years

(1)

The unvested performance condition RSUs and unrecognized compensation amounts specified are based on the Company’s assessment of the rate at which the performance conditions will be met and the related percentage of awards that will vest. The total unvested awards that include a performance condition and related unrecognized compensation and weighted average vesting period are 882,663, $12,525 and 1.0 year, respectively. This total compensation would only be recognized if all of the applicable awards with performance conditions vested at a 100% rate.

Stock Options

A summary of option activity under the FBR & Co. Long Term Incentive Plan as of December 31, 2015, and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2012	1,288,027	$21.72	2.12
Granted	—	—
Forfeitures/Expirations	(102,802)	24.14
Option Exercised	(118,422)	20.34
Share Balance as of December 31, 2013	1,066,803	$21.63	0.13
Granted	—	—
Forfeitures/Expirations	(13,334)	22.44
Option Exercised	(63,368)	16.87
Share Balance as of December 31, 2014	990,101	$21.92	0.08
Granted	—	—
Forfeitures/Expirations	(80,651)	26.79
Option Exercised	(448,657)	21.49
Share Balance as of December 31, 2015	460,793	$21.49	1.99
Options Exercisable as of December 31, 2015	460,793	$21.49	1.99

The Company did not grant any options during the years ended December 2015, 2014 and 2013.

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2015, and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2012	6,252	$25.04	0.15
Granted	10,421	24.23	0.43
Vestings	(6,252)	26.13
Forfeitures	—	—
Share Balance as of December 31, 2013	10,421	$24.23	0.43
Granted	12,218	26.19	0.42
Vestings	(10,421)	24.23
Forfeitures	—	—
Share Balance as of December 31, 2014	12,218	$26.19	0.42
Granted	22,191	22.02	0.53
Vestings	(12,218)	26.19
Forfeitures	—	—
Share Balance as of December 31, 2015	22,191	22.02	0.53

RSUs

A summary of unvested restricted stock units as of December 31, 2015, and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2012	1,667,411	$15.72	2.10
Granted	827,562	18.94
Vestings	(501,307)	22.11
Forfeitures	(90,332)	14.58
Share Balance as of December 31, 2013	1,903,334	$15.69	1.88
Granted	374,939	24.71
Vestings	(162,993)	18.81
Forfeitures	(126,368)	16.82
Share Balance as of December 31, 2014	1,988,912	$17.06	1.17
Granted	372,547	23.44
Vestings	(328,415)	17.29
Forfeitures	(89,889)	19.03
Share Balance as of December 31, 2015	1,943,155	$18.06	0.62

Included in the RSUs granted during the year ended December 31, 2015 are 230,258 RSU awards that will vest based on both individual service requirements and the achievement of a specified performance goal. In order for the performance goal to be met at a minimum level and for the awards to vest at a 50% rate, the tangible book value of FBR & Co., measured on a per share basis, must increase by an amount equal to a 6% compound annual growth rate over the three-year period beginning on January 1, 2015 (the “2015 performance period”). The awards will vest at a 100% level if FBR & Co. achieves a 9% annual growth rate over the 2015 performance period and the awards will vest at a proportionate rate at annual growth rates between 6% and 9%. During the year ended December 31, 2015, no compensation was recognized for these awards based on the Company’s assessment that the minimum performance threshold will not be met.

There were 277,405 RSUs granted during the year ended December 31, 2014 that will vest based on both individual service requirements and the achievement of a specified performance goal (“2014 performance condition RSUs”). Additionally, there were 375,000 RSUs granted during the year ended December 31, 2013 that will vest based on both individual service requirements and the achievement of a specified performance goal (“2013 performance condition RSUs”). During the year ended December 31, 2015, for the 2014 performance condition RSUs the Company recognized compensation based on its assessment that the minimum performance threshold will not be met, and for the 2013 performance condition RSUs the Company recognized compensation based on its assessment that the performance threshold will be met at a 100% vesting level.

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the years ended December 31, 2015, 2014 and 2013, the Company granted such stock-based awards with an aggregate fair value upon grant date of $630, $7,317 and $2,099, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2015, and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2012	5,901	$19.60	0.64
Granted	—	—
Vestings	(4,399)	16.15
Share Balance as of December 31, 2013	1,502	$13.51	0.46
Granted	—	—
Vestings	(1,225)	14.40
Share Balance as of December 31, 2014	277	$9.56	1.10
Granted	—	—
Vestings	—	—
Share Balance as of December 31, 2015	277	$9.56	0.11

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2015, and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2012	185,340	$18.68	1.48
Granted	127,977	16.40
Vestings	(77,953)	19.45
Share Balance as of December 31, 2013	235,364	$18.09	1.92
Granted	294,843	24.82
Vestings	(34,737)	15.43
Share Balance as of December 31, 2014	495,470	$20.79	1.68
Granted	26,549	23.73
Vestings	(5,470)	9.56
Share Balance as of December 31, 2015	516,549	$21.10	0.79

Note 12. Net (Loss) Income Per Share:

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

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	8,069	8,069	10,283	10,283	11,963	11,963
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	1,182	—	997
Weighted average common and common equivalent shares outstanding (in thousands)	8,069	8,069	10,283	11,465	11,963	12,960
Net (loss) income applicable to common stock	$(7,461)	$(7,461)	$17,019	$17,019	$92,912	$92,912
Net (loss) income per common share	$(0.92)	$(0.92)	$1.66	$1.48	$7.77	$7.17

The following table presents the number of antidilutive stock options, unvested restricted stock and RSUs outstanding for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock Options—Employees and directors	461	731	840
Stock Options—Non-employee	32	27	32
Restricted Stock, unvested	22	12	8
Restricted Stock Units, unvested	1,943	1,074	1,136
Total	2,458	1,844	2,016

Note 13. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities, convertible debt securities, corporate debt securities, bank loans, and listed equity options that are primarily traded in United States markets. The Company also invests in non-registered investment funds that trade and invest in public and non-public debt and equity securities. As of December 31, 2015 and 2014, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, as part of its market making activities, the Company sells equity and debt securities it does not currently own (financial instruments sold, not yet purchased—see Note 3 Financial Instruments). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

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

Market risk is primarily caused by movements in market prices of the Company’s trading and investment securities and changes in value of the underlying securities of the investment funds in which the Company invests. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to manage market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and convertible debt transactions.

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

Credit Risk

The Company’s broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge our broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2015 and 2014, the Company has recorded no liabilities, and during the years ended December 31, 2015, 2014 and 2013, the Company did not incur any significant costs, with regard to this right. In addition, the Company has the right to pursue collection from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and all counterparties with which it conducts business. The Company attempts to limit its credit spread risk by offsetting long or short positions in various related securities.

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

Note 14. Related-Party Transactions:

From time to time the Company may provide interest bearing loans to employees, generally in connection with employee recruitment, that are typically short term in nature and repaid from incentive compensation earned by the employee.

In connection with the MLV acquisition, during 2015 the Company made full-recourse employee loans that can be forgiven based on continued employment and performance over the next five years. Such employee loans will be forgiven and amortized to compensation and benefits expense based on a combination of continued employment and achievement of performance goals over the five-year term. As of December 31, 2015 and 2014 there was $3,485 and $143, respectively, of outstanding employee loans included in other receivables on the consolidated balance sheets.

Professional Services Agreement

During the year ended December 31, 2013, under a professional services agreement, as amended, with Crestview Partners, L.P. (“Crestview”), a party that prior to 2014 had designated for election two members of the Company’s Board of Directors, the Company agreed to pay Crestview Advisors, L.L.C. a $1,000 annual strategic advisory fee plus reimbursement of reasonable out-of-pocket expenses as long as Crestview continued to own at least 50% of the shares purchased by certain Crestview affiliates in our 2006 private offering. In June 2010, the Company and Crestview agreed to amend the professional services agreement to allow Crestview the ability to elect to receive a portion of their fee in restricted stock and/or options to purchase shares of the Company’s common stock. If elected, stock options would be issued with a strike price equal to the prevailing market price per share as of the grant date and with an expiration of 4 years. Based on Crestview’s election, in June 2013, the Company issued 32,432, such options to Crestview Advisors, L.L.C. valued at issuance at $270. The remainder of the annual strategic advisory fee was paid in cash. During the year ended December 31, 2013, the Company recognized $905 of expense associated with this agreement.

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

Note 15. Employee Benefits:

Employees of the Company are eligible to participate in the FBR & Co 401(k) Plan (the “401(k) Plan”), a defined contribution plan sponsored by FBR & Co. Participants may contribute to the Plan up to the limits set by the United States Internal Revenue Service. The Company may make discretionary contributions to the 401(k) Plan for the benefit of eligible employees contingent upon achieving certain annual Company goals. Employee contributions and discretionary Company matches paid by the Company are 100% vested when made. During the year ended December 31, 2014, the Company contributed $717 to the 401(k) Plan for the benefit of eligible employees. The Company did not make any comparable contributions during each of the years ended December 31, 2015 and 2013.

Note 16. Discontinued Operations:

The Company completed the sale of the FBR Funds, a family of mutual funds, in October 2012. Subsequent to the sale closing, the Company has had no continuing involvement in the management of these funds. As a result of this sale transaction, the Company reports the results of its former asset management operations as discontinued operations. As described below, the Company received the final proceeds from this sale in 2013, and accordingly has no activity related to discontinued operations in 2015 or 2014. The results related to the former asset management operations reflected in the consolidated statements of operations are presented in the following table.

Year Ended December 31,
2013
Revenues	$—
Gain on sale of assets	8,944
Expenses	170
Income from discontinued operations before income taxes	8,774
Income tax provision	615
Income from discontinued operations, net of taxes	$8,159

During the years ended December 31, 2015 and 2014, the Company did not generate any income from discontinued operations. For the year ended December 31, 2013, the Company received $19,294, representing its receipt of the final payment due from the sale of the FBR Funds, and generated $8,159 of net income from discontinued operations. The Company’s 2013 net income from discontinued operations reflects the change in value during the year of the contingent payment that was due from this sale and recorded as a receivable at December 31, 2012. The increase in value during 2013 was due primarily to market appreciation of the funds during the period subsequent to the sale. The tax provision recognized in 2013 relates primarily to state taxes on income that could not be offset by either net operating loss or capital loss carryforwards.

Note 17. Segment Information:

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

The decrease in the principal investing segment’s total assets as of December 31, 2015 compared to December 31, 2014 was a result of investing activities during the year ended December 31, 2015, in particular the settlement of a short-sale of a $75,000 face value, 7.25% U.S. Treasury security that was outstanding at December 31, 2014, and net reductions to the Company’s investment fund positions and other securities.  The increase in the capital markets segment’s total assets as of December 31, 2014 compared to December 31, 2013 that is specified in the tables below was due primarily to the purchase of a securities lending business resulting in an increase in securities borrowed, an asset, of $594,674 which was offset by securities loaned, a liability, of $595,717 (see Note 4 Securities Lending). The increase in the principal investing segment’s total assets as of December 31, 2014 compared to December 31, 2013 was a result of investing activities during the year ended December 31, 2014, in particular a short-sale of a $75,000 face value, 7.25% U.S. Treasury security that was outstanding at December 31, 2014, and net additions to the Company’s long positions in investment funds and other securities.

The following tables illustrate the financial information for the Company’s segments for the periods indicated:

	Year Ended December 31, 2015
	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$71,091	$—	$71,091
Institutional brokerage	45,442	—	45,442
Net investment income	—	5,433	5,433
Interest	31,745	29	31,774
Dividends and other	1,103	589	1,692
Total revenues	149,381	6,051	155,432
Interest expense	23,877	11,160	35,037
Revenues, net of interest expense	125,504	(5,109)	120,395
Operating expenses:
Variable	35,651	37	35,688
Fixed	98,331	2,134	100,465
Total	133,982	2,171	136,153
Pre-tax loss	$(8,478)	$(7,280)	$(15,758)
Compensation and benefits:
Variable	$18,889	$—	$18,889
Fixed	57,165	1,409	58,574
Total	$76,054	$1,409	$77,463
Total assets	$834,205	$99,211	$933,416

	Year Ended December 31, 2014
	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$115,255	$—	$115,255
Institutional brokerage	56,182	—	56,182
Net investment income	—	17,774	17,774
Interest	12,945	122	13,067
Dividends and other	549	481	1,030
Total revenues	184,931	18,377	203,308
Interest expense	9,505	11,678	21,183
Revenues, net of interest expense	175,426	6,699	182,125
Operating expenses:
Variable	59,500	316	59,816
Fixed	102,426	2,523	104,949
Total	161,926	2,839	164,765
Pre-tax income	$13,500	$3,860	$17,360
Compensation and benefits:
Variable	$42,408	$305	$42,713
Fixed	59,639	1,459	61,098
Total	$102,047	$1,764	$103,811
Total assets	$830,938	$204,159	$1,035,097

	Year Ended December 31, 2013
	Capital Markets	Principal Investing	Total
Revenues, net of interest expense:
Investment banking	$196,213	$—	$196,213
Institutional brokerage	53,738	—	53,738
Net investment income	—	6,920	6,920
Interest	1,050	740	1,790
Dividends and other	432	728	1,160
Total revenues	251,433	8,388	259,821
Interest expense	—	—	—
Revenues, net of interest expense	251,433	8,388	259,821
Operating expenses:
Variable	103,755	1,179	104,934
Fixed	96,121	1,496	97,617
Total	199,876	2,675	202,551
Pre-tax income	$51,557	$5,713	$57,270
Compensation and benefits:
Variable	$89,574	$1,172	$90,746
Fixed	53,013	961	53,974
Total	$142,587	$2,133	$144,720
Total assets	$308,870	$101,702	$410,572

During the first quarter of 2016, based on changes in the Company’s business profile since its IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, the Company will revise its segment reporting structure. Beginning with the first quarter of 2016, the Company’s investment activities will be included within its capital markets segment and not as a separate reportable segment. This change is consistent with how the Company’s chief operating decision maker evaluates performance and allocates resources.

Note 18. Subsequent Events:

Share Repurchase Program

On February 10, 2016, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to an aggregate of 1,000,000 shares.

Dividend Declaration

On February 10, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on March 4, 2016 to shareholders of record as of the close of business on February 22, 2016.

Note 19. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2015 and 2014. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods:

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Revenues, net of interest expense	Net (loss) income before income taxes	Net (loss) income	Basic (loss) earnings per share	Diluted (loss) earnings per share
2015
First Quarter	$27,095	$(3,843)	$(2,522)	$(0.29)	$(0.29)
Second Quarter	44,256	4,398	2,899	0.36	0.32
Third Quarter	25,580	(6,309)	(3,428)	(0.43)	(0.43)
Fourth Quarter	23,464	(10,004)	(4,410)	(0.59)	(0.59)
Total Year	$120,395	$(15,758)	$(7,461)	$(0.92)	$(0.92)
2014
First Quarter	$54,358	$9,015	$5,610	$0.51	$0.46
Second Quarter	57,098	8,975	6,976	0.65	0.58
Third Quarter	42,097	3,308	3,501	0.34	0.31
Fourth Quarter	28,572	(3,938)	932	0.10	0.09
Total Year	$182,125	$17,360	$17,019	$1.66	$1.48