Form 10-K/A
period 2015-12-31
FBR & Co.
filed 2016-04-29
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33518

FBR & Co.

(Exact name of registrant as specified in its charter)

Virginia	20-5164223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North Seventeenth Street, 14th Floor, Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

(703) 312-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR & Co.‘s outstanding common stock held by non-affiliates as of June 30, 2015 was approximately $161.0 million based on the closing price of the registrant’s common stock as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.‘s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On March 1, 2016, there were 7,384,874 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATION FOR AMENDMENT

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, of FBR & Co. We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III not included in the Original Filing within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

- i -

- ii -

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Our Board of Directors (the “Board”) is currently comprised of eight directors. Each director will hold office until our next annual meeting of shareholders and until his or her successor has been duly elected and qualified, or until the director’s earlier resignation, death or removal. The following table sets forth the name, age and the position(s) with us, if any, currently held by each director:

Name	Age	Title
Richard J. Hendrix	50	President, Chief Executive Officer and Chairman of the Board of Directors
Reena Aggarwal(1) (2)	58	Director
Thomas J. Hynes(2) (3)	76	Director
Richard A. Kraemer(1) (3)	71	Director
Allison M. Leopold Tilley(1) (2)	52	Director
Mark R. Patterson(1) (2)	49	Director
Arthur J. Reimers(1) (2) (3) (4)	61	Director
William F. Strome(1) (2)	61	Director

(1)	Member of the Audit Committee. On April 26, 2016, the Board appointed Allison M. Leopold Tilley to the Board’s Audit Committee. On February 9, 2016, the Board appointed Mark R. Patterson to the Board’s Audit Committee
(2)	Member of the Compensation Committee. On April 26, 2016, the Board appointed Allison M. Leopold Tilley to the Board’s Compensation Committee. On February 9, 2016, the Board appointed Mark R. Patterson to the Board’s Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Lead Director

RICHARD J. HENDRIX, age 50, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006 and the Chairman of our Board of Directors since the first meeting of the Board following our 2012 annual meeting of shareholders. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset Investment Corp. (“Arlington Asset”), our previous parent company. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR. Prior to joining FBR in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ (“PNC”) investment banking group. Mr. Hendrix previously also headed PNC’s asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School. Mr. Hendrix has a Bachelor of Science in finance from Miami University.

Based on Mr. Hendrix’s 29 years of experience in the financial services industry, prior experience in a number of positions within our company, including as our President and Chief Executive Officer, our Board has determined that Mr. Hendrix is qualified to serve as a director.

REENA AGGARWAL, age 58, is a member of our Board of Directors, a position she has held since March 2011. Since 2009, Dr. Aggarwal has been the Robert E. McDonough Professor of Business Administration and since 2000, Professor of Finance at Georgetown University’s McDonough School of Business. She has held various positions at Georgetown University’s McDonough School of Business including Deputy Dean from 2006 to 2008 and Interim Dean from 2004 to 2005. She was a FINRA Academic Fellow in 2007 and 2008, a visiting Professor of Finance at the Massachusetts Institute of Technology’s Sloan School of Management in 2005 and 2006, a Visiting Research Scholar at the International Monetary Fund during 2003 and 2004, an Academic Fellow at the SEC from 1997 through 1999, and a Fulbright Scholar to Brazil in 1990 and 1991. She is the Director of the Center for Financial Markets and Policy at Georgetown University. She serves on the World Economic Forum Global Agenda Council on the Future of Financing and Capital; and she served as a Distinguished Scholar at the Reserve Bank of India’s CAFRAL from 2014 to 2015. Dr. Aggarwal has consulted for governments, law firms, companies, and for organizations including the IMF, World Bank, UN, IFC, OPIC, IADB, and OECD. From 2006 through March 2011, Dr. Aggarwal served as a Trustee of The FBR Funds. She has served as a Trustee of IndexIQ by Main Stay Investments, a mutual fund company under New York Life Insurance Company, since 2008, and on the board of directors of Brightwood Capital Advisors, LLC, a private equity firm, since 2013. She has served on the advisory board of REAN Cloud, a cloud computing services company, since 2015. She has served on the board of the non-profit Georgetown Social Innovation and Public Service Fund from 2012 to 2014. Dr. Aggarwal has a Master of Management Studies from B.I.T.S. in Pilani, India and a Ph.D. in Finance from the University of Maryland.

Based on Dr. Aggarwal’s expertise on matters relating to public offerings, institutional investors, stock markets, corporate governance and securities market regulations, our Board has determined that Dr. Aggarwal is qualified to serve as a director. In addition, our Board has determined that Dr. Aggarwal’s experience with accounting principles, financial reporting and evaluation of financial results qualifies her as an “audit committee financial expert” for purposes of membership on the Audit Committee.

THOMAS J. HYNES, JR., age 76, is a member of our Board of Directors, a position he has held since January 2007. Mr. Hynes is Co-Chairman and Chief Executive Officer of Colliers International-Boston, a commercial real estate services firm. Mr. Hynes has been employed by Colliers International-Boston and its predecessor companies since 1965, during which time he has held various offices including being appointed President in 1988 and Chairman in 2007. Mr. Hynes also serves as Chairman of the Board of Trustees of Emmanuel College, a board member and member of the Executive Committee of A Better City, a non-profit membership organization supporting infrastructure investments in the Boston area, director of the Massachusetts Business Roundtable, a non- profit, non-partisan, statewide public affairs organization that represents Massachusetts’ leading industry and business enterprises, where he served as Chairman from 2004 to 2006, member of the Board of Trustees of Nativity Preparatory School, an accredited, tuition-free, Jesuit middle school serving boys of all faiths from low-income families residing in Boston and as a director of the John F. Kennedy Library Foundation. From October 1996 to January 2006, Mr. Hynes served as a director of Prentiss Properties Trust, a publicly-traded real estate investment trust (“REIT”) that was acquired by Brandywine Realty Trust in January 2006.

Based on Mr. Hynes’ experience in senior roles in the real estate services industry, his experience as a director of another public company, and his leadership position as Co-Chairman and Chief Executive Officer of Colliers International-Boston and senior executive officer positions with other organizations, our Board has determined that Mr. Hynes is qualified to serve as a director.

RICHARD A. KRAEMER, age 71, is a member of our Board of Directors, a position he has held since January 2007. Since May 2013, Mr. Kraemer has served as a director of Stonegate Mortgage Corporation, a publicly-traded mortgage company, and served as its interim Chief Executive Officer from September 28, 2015 to April 18, 2016. Stonegate Mortgage Corporation has been, is and may continue to be an investment banking client of our company. Mr. Kraemer served as Chairman of the Board of Directors of Saxon Capital Inc., a publicly-traded mortgage REIT, from 2001 through December 2006. Mr. Kraemer also served as a trustee and member of the Audit Committee of American Financial Realty Trust, a publicly-traded REIT, from 2002 through March 2008, and as a director of Urban Financial Group, Inc., a bank holding company from 2001 to 2013. From 1996 to 1999, Mr. Kraemer was Vice Chairman of Republic New York Corporation, a publicly-traded holding company for Republic National Bank. From 1993 to 1996, Mr. Kraemer was Chairman and Chief Executive Officer of Brooklyn Bancorp, a publicly-traded holding company for Crossland Federal Savings Bank.

Based on Mr. Kraemer’s experience in the accounting, banking, and financial services industries, and his leadership positions as a senior executive and director in multiple public companies, our Board has determined that Mr. Kraemer is qualified to serve as a director. In addition, our Board has determined that Mr. Kraemer’s experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert” for purposes of membership on the Audit Committee.

ALLISON M. LEOPOLD TILLEY, age 52, is a member of our Board of Directors, a position she has held since February 2016. Ms. Leopold Tilley is a Managing Board Member and Partner at Pillsbury Winthrop Shaw Pittman in the Corporate & Securities – Technology practice. Throughout her 27 years with the firm, she has held several leadership positions including membership on the Managing Board, Chair of the firm’s Compensation Committee and as Practice Section Leader for the Corporate & Securities – Technology practice where she oversaw the section’s $60 million P&L and provided strategic guidance and vision for the C&S-T practice. She is a member of the Board of Directors of the Ronald McDonald House at Stanford, a member of the Advisory Board of Women in Law Empowerment Forum, a member of the Leadership Committee of Aim High and formerly on the Board of Directors of Watermark and the Global Women’s Leadership Network. Ms. Leopold Tilley holds a Juris Doctor from the University of California, Berkeley and her B.A. from the University of California, Davis, with honors.

Based on Ms. Leopold Tilley’s leadership position as Managing Board Member and Partner at Pillsbury Winthrop Shaw Pittman and her professional and financial services industry experience, in particular with companies conducting M&A and capital market transactions, and her corporate governance experience, our Board has determined that Ms. Leopold Tilley is qualified to serve as a director.

MARK R. PATTERSON, age 49, is a member of our Board of Directors, a position he has held since October 2015. Mr. Patterson served as Managing Director and Equity Analyst of NWQ Investment Management Co., LLC, from 1997 until his retirement in 2014. He conducted fundamental research and valuation analysis for NWQ’s financial services sector investments. Prior to joining NWQ, Mr. Patterson was at U.S. Bancorp from 1989 to 1997, including serving as Vice President, Investor Relations, where he was a primary contact between the bank holding company and the investment community. In that role he also performed detailed valuation and capital planning financial analysis that informed the company’s strategic direction. Prior to that position, Mr. Patterson served as a Financial Analyst in the bank’s Financial Consulting Division/ Planning & Forecasting Department. He is a Chartered Financial Analyst and holds an M.B.A. from The Anderson School at UCLA and a B.S. in Business & Mathematics from Linfield College. Mr. Patterson currently serves on the Board of Trustees of Linfield College, where he is a member of the Financial Affairs and Executive Committees and Chair of the Investment Committee.

Based on Mr. Patterson’s extensive experience as a financial services investor, his leadership positions as Managing Director and Equity Analyst of NWQ Investment Management Co., LLC and Vice President, Investor Relations at U.S. Bancorp, our Board has determined that Mr. Patterson is qualified to serve as a director. In addition, our Board has determined that Mr. Patterson’s experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert” for purposes of membership on the Audit Committee.

ARTHUR J. REIMERS, age 61, is a member of our Board of Directors, a position he has held since January 2007. Since July 2008, Mr. Reimers has been our Board’s independent Lead Director. From 2001 to present, Mr. Reimers has acted as an independent investor and business consultant, impact investor and venture philanthropist. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.‘s initial public offering in 1998 he became a Managing Director and served in that capacity until his retirement in 2001. From 1991 through 1996 Mr. Reimers served as co-head of Goldman, Sachs & Co.‘s Investment Banking Advisory Business in Europe. From 1996 through 1999, Mr. Reimers served as co-head of Goldman, Sachs & Co.‘s Healthcare Group, Investment Banking Division. Mr. Reimers served as Chairman of the Board of Directors of Rotech Healthcare, Inc., a publicly-traded healthcare company, a position he held from March 2002 until September 2013. From September 2011 to June 2014, Mr. Reimers served as a member of the Board of Directors of Cumulus Media, Inc., a publicly-traded media company. In addition to these public companies, Mr. Reimers is an investor and Board Member of a number of private companies. Mr. Reimers serves on the board of The Connecticut Coalition for Achievement Now, an education reform advocacy organization. Mr. Reimers is currently an assistant adjunct professor at Miami University where he sat on the Investment Committee of the Miami University Foundation from 2001 through 2015. Mr. Reimers has a Bachelor of Science from Miami University and a Masters of Business Administration with High Distinction from the Harvard Business School. Currently, Mr. Reimers is a Venture Partner at The Draper, Richards, Kaplan Foundation, a venture philanthropy firm.

Based on Mr. Reimers extensive experience in the financial services industry, as a director of multiple publicly traded companies, his leadership position as Chairman of the Board of Directors of Rotech Healthcare, Inc., and as a Partner and Managing Director of Goldman Sachs & Co., our Board has determined that Mr. Reimers is qualified to serve as a director. In addition, our Board has determined that Mr. Reimers’ experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert” for purposes of membership on the Audit Committee.

WILLIAM F. STROME, age 61, is a member of our Board of Directors, a position he has held since October 2014. Mr. Strome currently serves as a director of the Merle E. Gilliand & Olive Lee Gilliand Foundation, a position he has held since February of 2014 and is an adjunct professor at the Graduate School of Business at Duquesne University. Since May 2015, Mr. Strome has served as a director of The ExOne Company, a publicly traded manufacturing technology company. Mr. Strome previously served as Senior Vice President, Finance & Administration, of RTI International Metals, Inc. (“RTI”), from November 2007 until his retirement in April 2014. He led RTI’s strategic planning activities, acquisition and divestiture initiatives, and capital procurement as well as investor relations and treasury functions. He was also responsible for RTI’s information technology and insurance functions. Both The ExOne Company and RTI have been, and may continue to be, investment banking clients of our company. In 2006 and 2007, prior to joining RTI, Mr. Strome was a principal at Laurel Mountain Partners where he focused on raising acquisition financing for its principal portfolio company — Liberty Waste Services. From 2001 to 2006 Mr. Strome was a Senior Managing Director in FBR’s Investment Banking group. From 1981 to 1997 he served as Deputy General Counsel and Corporate Secretary at PNC Financial Services Group, Inc. and from 1997 to 2001 he served as a Managing Director of PNC’s Capital Markets broker-dealer, focusing on mergers and acquisitions as well as strategic advisory services. Mr. Strome holds an undergraduate degree in Economics from Northwestern University and a J.D. and M.B.A. from the University of Pittsburgh.

Based on Mr. Strome’s experience as a senior executive officer of a publicly traded industrial company, his experience as a Senior Managing Director and Group Head in the investment banking industry, and his corporate governance experience as Deputy General Counsel and Corporate Secretary of a publicly-traded banking corporation, our Board has determined that Mr. Strome is qualified to serve as a director. In addition, our Board has determined that Mr. Strome’s experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert” for purposes of membership on the Audit Committee.

Executive Officers of the Company

Set forth below are the name, age, present title, principal occupation and certain biographical information as of the date hereof for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our Board of Directors.

RICHARD J. HENDRIX, age 50, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006 and the Chairman of our Board of Directors since the first meeting of the Board following our 2012 annual meeting of shareholders. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset, our previous parent company. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR. Prior to joining FBR in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ investment banking group. Mr. Hendrix previously also headed PNC Capital Markets asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School. Mr. Hendrix has a Bachelor of Science in finance from Miami University.

BRADLEY J. WRIGHT, age 56, is our Executive Vice President and Chief Financial Officer, a position he has held since March 2008, shortly after joining our company in February 2008, and Chief Administrative Officer, a position he has held since March 2009. Mr. Wright has more than 30 years of experience in financial services and joined our company from The Bear Stearns Companies, Inc. (“Bear Stearns”) where he served as Senior Managing Director and was in charge of finance for Private Client Services. Prior to joining Bear Stearns in 1996, he spent 14 years at PwC in its Capital Markets & Treasury division. Mr. Wright is a Certified Public Accountant and a CFA charter holder.

ADAM J. FISHMAN, age 36, is our Executive Vice President and Head of Sales and Research (Mr. Fishman’s title became Executive Vice President and Head of Institutional Brokerage as of January 1, 2016). Mr. Fishman joined FBR in 2004 and has taken on positions of increasing responsibility. As Head of Institutional Brokerage, Mr. Fishman manages all three elements of the primary and trading businesses- Research, Sales and Trading. Beginning in 2006, Mr. Fishman led the equity sales group in New York and by 2007 was responsible for the domestic sales group. In 2010, Mr. Fishman assumed responsibilities for the Research organization. Mr. Fishman began his career as an Associate Director in the New York office of CIBC World Markets. Mr. Fishman graduated cum laude from Brandeis University with a Bachelor of Arts in sociology.

ROBERT J. KIERNAN, age 50, is our Senior Vice President, Controller and Chief Accounting Officer, a position he has held since October 2007. Mr. Kiernan joined Arlington Asset in August 2002 as Controller and was its Senior Vice President, Controller and Chief Accounting Officer from April 2003 through September 2008. Prior to joining Arlington Asset, Mr. Kiernan was a senior manager in the assurance practice at Ernst & Young, focusing on clients in the financial services industry.

JAMES C. NEUHAUSER, age 57, is our Executive Vice President, a position he has held since February 2012. Previously, he was Head of Investment Banking, a position he held since April 2008. Mr. Neuhauser joined FBR in March 1993 and became Executive Vice President and Co-Head of Investment Banking in February 2007. Prior to joining FBR, Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation. Prior to joining Trident Financial Corporation, Mr. Neuhauser worked in commercial banking with the Bank of New England. He is a CFA charter holder and a member of the Society of Financial Analysts. Mr. Neuhauser received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan. Mr. Neuhauser was a member of the U.S. Army Reserve and Michigan National Guard from 1983 to 1986.

KENNETH P. SLOSSER, age 52, is our Executive Vice President and Head of Investment Banking, a position he has held since March 2012. Prior to becoming the Head of Investment Banking, he was Head of both the Financial Institutions and Insurance Investment Banking Groups, positions he held beginning January 1, 2005. Prior to joining FBR in 1996, Mr. Slosser served as an Assistant Director with the Office of Thrift Supervision from 1986 through 1996 where he had primary oversight responsibility for savings institutions and savings institution holding companies located in California, Arizona and Nevada. Mr. Slosser has a Bachelor of Science in economics and political science from Willamette University, Salem, Oregon.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Kraemer, serving as Chairman of the committee, Dr. Aggarwal, Mr. Reimers, Mr. Patterson, Ms. Leopold Tilley and Mr. Strome. The Audit Committee assists and represents the Board of Directors in discharging the Board’s oversight responsibilities relating to: (1) the accounting and financial reporting practices, and internal control systems, of our company and its subsidiaries; (2) the reliability and integrity of our company’s financial statements, accounting policies, and financial reporting and disclosure practices; (3) our company’s compliance with legal and regulatory requirements, including our company’s policies and procedures regarding such requirements; (4) the independent auditor’s qualifications, independence and performance; and (5) the staffing, qualifications and performance of our company’s internal audit function.

The Board has determined that each member of the Audit Committee is and was independent according to the independence standards set forth in the NASDAQ listing standards and our Corporate Governance Guidelines. The Board has determined that Messrs. Kraemer, Patterson, Reimers and Strome and Dr. Aggarwal are qualified as “audit committee financial experts,” within the meaning of the SEC regulations, and possess related financial management expertise, within the meaning of the listing standards of the NASDAQ. The Audit Committee met eight (8) times in 2015. The Board of Directors has adopted a written charter for the Audit Committee, a current copy of which is available to shareholders on our website at www.fbr.com under “Investor Relations — Corporate Governance.”

Code of Ethics

We have not adopted a code of ethics that applies only to our principal executive officer, principal financial officer and principal accounting officer, because our Board of Directors has adopted a Statement of Business Principles that is broadly written and covers these officers and their activities. Our Statement of Business Principles is available on our website at www.fbr.com under “Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers to file reports of ownership and changes in ownership of our company’s securities with the SEC. Our company has historically filed the Section 16 reports for our officers and most of our directors. To our knowledge, based solely on our review of the reports and amendments to those reports furnished to us, filed by us or written representations from these persons that these reports were not required from those persons, we believe that our directors and executive officers filed all reports required by Section 16(a) for the year ended December 31, 2015, on a timely basis, except that the filing of a single Form 4 report relating to a net shares option exercise by Mr. Hendrix on August 6, 2015 was not timely in that it was delayed by one day.

Director Candidate Recommendations and Nominations by Shareholders

A shareholder may nominate a person for election to the Board of Directors in compliance with applicable Virginia law and our Amended and Restated Bylaws. Our Amended and Restated Bylaws require that any such nominations for our 2017 annual meeting of shareholders must be received by us not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the date on which public announcement of the date of such meeting is first made. Any such notice must satisfy the other requirements with respect to such proposals and nominations contained in our Amended and Restated Bylaws. If a shareholder fails to meet the requirements or deadlines described in our policy, such nominations will be considered out of order and will not be acted upon at our 2017 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2015.

Executive Summary

2015 Performance Highlights

Despite a difficult environment over the course of 2015, we completed important transactions across all of our industry groups with energy in particular being a meaningful contributor throughout the year. Additionally, we further lowered our non-compensation fixed costs and maintained our commitment to returning capital to shareholders.

Selected Consolidated Financial Metrics
Metric	2015	2014	% Change
Closing Stock Price (as of last day of trading period)	$19.90	$24.59	(19)%
Net Income (Loss)	(7.5) million	17.0 million	(144)%
Investment Banking Revenue	71.1 million	115.3 million	(38)%
Institutional Brokerage Revenue	53.5 million	59.0 million	(9)%
Non-Compensation Fixed Expenses	41.9 million	43.9 million	(5)%
Tangible Book Value per Share	27.83	28.63	(3)%

For the full year, investment banking revenue totaled $71.1 million, compared to $115.3 million in 2014. The reduction in banking revenue is a result of fewer institutional private placement transactions year-over-year. We completed four institutional private placements with an average size of $162 million in 2015 compared to six with an average size of $206 million in 2014. This decline in revenue is illustrative of just how challenging the equity capital markets continue to be, particularly in sectors like financial services, real estate, insurance, and energy. During 2015, for companies with market capitalizations of less than $1.5 billion, there were 127 IPOs completed in the U.S., down 35% by number from 2014 and down 25% by dollar volume. Within this decline, new issue activity was narrow with healthcare and technology making up over 50% of the IPO deal volume in 2015. On the brokerage side, market headwinds and the de-emphasis of our non-equity trading businesses continued as revenue from institutional brokerage was $53.5 million, down from $59.0 million in 2014.

Throughout 2015, we continued our focus on reducing expenses. For example, non-comp fixed expense declined to $41.9 million compared to $43.9 million in 2014. Our continued focus on expenses has led to predictability within those more controllable elements of our income statement and we continually look for ways to more cost-effectively support our business. Headcount remained steady at approximately 300 at year-end and our compensation-to-net-revenue ratio for the year was 64 percent, reflective of lower revenue generation. This measure continues to be an important metric for us, and although it was higher than our target range, it is nonetheless, far lower than we have achieved in previous weak revenue years.

Over the course of 2015, we returned $48.9 million to shareholders through open market repurchases valued at $45.2 million and through the initiation of quarterly cash dividends. As of December 31, 2015, shareholders’ equity totaled $211 million, with $70 million held in cash. Tangible book value per share was $27.83, down 2.8 percent for the year; but adjusted for dividends, this measure is down closer to 1 percent for the year. We intend to maintain a solid financial foundation and concurrently return capital to shareholders through an opportunistic buy-back program and regular quarterly dividends.

2015 Compensation Philosophy

We link rewards to both corporate and individual performance, emphasizing long-term results and alignment with our shareholders’ interests. We align compensation with business strategy and risk and provide a mix of performance and retentive-based compensation. Long-term equity compensation is an integral part of our compensation program with awards of equity subject to vesting requirements, including continued employment, and, with respect to certain awards, performance conditions. Upon a change in control, we have double trigger provisions for accelerated vesting of equity awards. In addition, we have equity ownership guidelines for our executive officers and other key leaders of our company to ensure that our executives maintain a meaningful ownership interest in our company, aligning their interests with those of our shareholders. The equity ownership target under these guidelines for our named executive officers is equal to three times the executives’ trailing three-year average total performance compensation. Furthermore, our executive performance and annual compensation programs are generally designed with the intent to provide maximum deductibility under Section 162(m) of the Code.

We do not have guaranteed severance benefits, with the exception of benefits payable to our Chief Executive Officer under his employment agreement under certain circumstances. We also do not provide excise tax gross-ups. Our executives are eligible for the same benefit plans available to all of our employees and we do not provide any executive perquisites, defined benefit plans, or other retirement benefits (other than the defined contribution plan available to employees generally).

What We Do		What We Don’t Do
✓	Performance-based annual incentives tied directly to our revenue	×	Multi-year guaranteed incentive awards for senior executives

✓	Meaningful annual restricted compensation granted in lieu of - not in addition to - annual cash incentives	×	Employment agreements with named executive officers, other than the Chief Executive Officer

✓	Long-term equity compensation	×	Excise tax gross-ups

✓	Performance-based equity vesting	×	Repricing of underwater stock options

✓	Double trigger equity vesting provisions in connection with a change in control (other than in the limited circumstance where awards are not assumed or substituted for by the successor company)	×	Single-trigger vesting of equity- based awards upon change in control

✓	Equity ownership guidelines	×	Executive perquisites (aircraft, club membership, professional services and the like)

✓	Monitor the risks associated with our executive compensation program	×	Executive benefit plans

✓	A clawback policy to recover incentive compensation in certain circumstances

✓	Executive eligibility for broad-base benefits plans only

2015 Compensation Highlights

Throughout this report, we refer to our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers for 2015 as our “named executive officers.” In addition to our Chief Executive Officer and our Chief Financial Officer, this group includes our head of investment banking, our head of institutional brokerage, and an executive vice president. The highlights of our 2015 executive compensation were:

•	Based on our 2015 financial performance, the Compensation Committee significantly reduced year-over-year compensation to our named executive officers after evaluating each named executive officer’s performance, as further discussed under “— Performance-Based Annual Incentive Compensation” below.

•	In February 2015, we granted awards under the 2013 Performance Share Unit Program (the “Performance Share Unit Program”) approved by the Board of Directors. By directly tying the value of the awards to the tangible equity value of our company, these awards are designed to further the long-term growth of our company by providing long-term incentives in respect of our company’s common stock, to assist our company in retaining key employees with experience and ability, and to directly align the interests of our named executive officers with those of our shareholders, as further discussed under “— Performance Share Unit Program — 2015” below.

•	The base salaries of our named executive officers remained unchanged in 2015 from 2014 levels.

Principles and Objectives of Our Compensation Program

The Compensation Committee of our Board has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the Compensation Committee’s goal is to link compensation decisions to both corporate and individual performance, with a focus on rewarding the achievement of financial results, as well as rewarding the individual performance and accomplishments of our named executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our company. Our Chief Executive Officer recommends to the Compensation Committee the amount and form of compensation for each of our named executive officers other than himself, and the amount and form of compensation for our Chief Executive Officer is initially developed by the Chairman of the Compensation Committee with input from the committee’s independent compensation consultant, and is then reviewed and approved by the Compensation Committee. Once finalized, the compensation decisions are reviewed and approved by the independent members of the Board as part of their deliberations. Our Compensation Committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including subjective or qualitative factors.

Principles

Our compensation program for our named executive officers is designed to attract, retain and motivate executives and professionals of the highest quality and effectiveness while aligning their interests with the long term interests of our shareholders. The following five “Principles of Compensation” summarize key categories that our Board, the Compensation Committee, and our management team believe are critical to recognize:

•	Firm Performance — All compensation decisions are made within the context of overall firm performance. We evaluate firm performance primarily from a financial perspective, but also from a strategic perspective.

•	Alignment — We believe that the interests of our employees and shareholders should be aligned. Compensation directly reflects both the annual and longer-term performance of the business. The higher the relative compensation level of the employee, the higher the proportion of their compensation that is paid in longer-term equity versus cash and is at risk, and therefore the greater the employee’s alignment with the strategic success of our company.

•	Risk Management — Compensation practices and decisions are designed to neither encourage nor reward excessive or inappropriate risk taking.

•	Employee Contribution — An individual’s compensation, evaluated within the context of overall company results, is determined by the individual’s contribution to the business. We consider both financial and non-financial factors. In determining individual compensation, teamwork and unselfish behavior — “FBR first” — are recognized and appropriately rewarded. The greater the individual’s ability to directly impact firm performance, the higher the variability in the individual’s compensation.

•	Quality and Retention of Staff — Total compensation levels are calibrated to the market such that we remain competitive for attracting, motivating and retaining the very best people in light of our business strategy. We seek to maximize the value of an employee’s compensation through both appropriate pay design and effective communication of pay programs. Compensation is structured to encourage long-term service and loyalty.

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

Role of Independent Compensation Consultant

Under its sole authority, the Compensation Committee retained Frederic W. Cook & Co. (“FW Cook”), an independent consulting firm to advise on executive compensation matters. FW Cook reported directly to the Compensation Committee. In 2015, a representative of FW Cook attended the February and June meetings of the Compensation Committee and met with the Compensation Committee without members of management present.

2015 Peer Group

For 2015, the Compensation Committee reviewed the annual salaries and overall compensation of our named executive officers. The Committee considered the advice and counsel of its independent financial consultant, FW Cook, along with publicly available information and disclosure regarding competitive compensation practices, pay and Chief Executive Officer equity levels from the following “peer” companies: Cowen Group, Inc., Evercore Partners Inc., JMP Group Inc., Oppenheimer Holdings Inc., Piper Jaffray Companies and Stifel Financial Corp. Our peer group includes companies primarily consisting of investment banks with revenues and market capitalizations most comparable to ours. We also occasionally look at a broader group of financial firms when reviewing general financial services pay trends. This broader group is comprised of the companies listed above and the following companies: Bank of America, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan, Morgan Stanley and UBS. While the Compensation Committee considers the level of compensation paid by the firms in our company’s comparator group as a reference point that provides a framework for its compensation decisions, in order to maintain competiveness and flexibility, the Compensation Committee does not target compensation at a particular level relative to the comparator group; nor does the Compensation Committee employ a formal benchmarking strategy or rely upon specific peer–derived targets. This peer group market data is an important factor considered by the Compensation Committee when setting compensation, but it is only one of multiple factors considered by the Compensation Committee, and the amount paid to each named executive officer may be more or less than the composite market median based on individual performance, the roles and responsibilities of the executive, experience level of the individual, internal equity and other factors that the Compensation Committee deems important.

Consideration of Say-on-Pay

At our 2011 annual meeting of shareholders, the shareholders voted on an advisory and non-binding basis, to put our executive compensation to an advisory vote annually. In light of this recommendation from our shareholders, as well as other factors, our Board of Directors has determined that we will hold an annual shareholder advisory vote with respect to the compensation of our named executive officers.

At our 2015 annual meeting of shareholders, we provided our shareholders with an opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers. A substantial majority of our voting shareholders (99.6%) voted for our say-on-pay proposal. The Compensation Committee reviewed the results of the 2015 say-on-pay vote when considering our compensation practices for 2015. The Compensation Committee believes that, while it is difficult for individual shareholders to be fully aware of all factors impacting compensation decisions, the results of the 2015 say-on-pay vote demonstrate our shareholders’ support of our compensation policies.

Elements of 2015 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2015, summarized in the table below, and why the Compensation Committee chose to include the items in the compensation program. As detailed below, the primary elements of our compensation program during 2015 consisted of base salary, performance-based incentive compensation bonus, or “at risk,” compensation opportunities, discretionary bonuses and long-term equity incentive compensation. We also provided benefit programs that apply to all employees. We do not provide perquisites, special retirement benefits, or severance compensation to our named executive officers, except for severance benefits payable to Richard J. Hendrix under his employment agreement under certain circumstances. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance; encourages retention

Performance-Based Annual Incentive Compensation	Annual incentive compensation earned based on performance under the terms of the Incentive Compensation Plan (“ICP”) payable in cash or stock, or a combination of both, in the discretion of the Compensation Committee	Motivates and rewards for achievement of annual company financial performance goal

Discretionary Bonuses	Discretionary bonuses awarded in circumstances where individual contribution and performance deserve special consideration; payable in cash or stock at the discretion of the Compensation Committee	Rewards performance relative to the duties, responsibilities, functions, and perceived value to the company of an individual executive officer

Long-Term Equity Incentives	Equity awards granted at the Compensation Committee’s discretion under the 2006 LTIP, including 2015 awards under the Performance Share Unit Program	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and shareholders; increases retention; rewards creation of shareholder value

Element	Description	Function
Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans. Named executive officers receive same coverage as other employees.	Provides market competitive savings and health and welfare benefit programs available to other employees based on standard eligibility criteria

Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plans (other than the defined contribution plan available to employees generally) or other retirement benefits, deferred compensation, guaranteed severance or agreed-upon post-termination compensation to our named executive officers, except with respect to our Chief Executive Officer as noted above.	Not applicable, except as noted above

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Consistent with our performance-based compensation philosophy, the base salary for each named executive officer is targeted to account for less than half of total compensation.

The Compensation Committee seeks to pay our named executive officers a competitive base salary in recognition of their job responsibilities for a publicly-held company by considering several factors, including competitive factors within our industry, past contributions and individual performance of each named executive officer, as well as retention. In setting base salaries, the Compensation Committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded. Following the review of our financial performance for 2014, relevant competitive and peer market data, counsel provided by our independent compensation consultant, and our desired mix of fixed to variable compensation, base salaries of named executive officers were unchanged in 2015 from 2014 levels.

Performance-Based Annual Incentive Compensation

For 2015, the Compensation Committee, taking into account the advice of FW Cook, approved the ICP for our named executive officers. Under the ICP, each named executive officer would have been eligible to share in the ICP pool in the event that the requisite performance goal had been met. The Compensation Committee intended for this annual incentive bonus opportunity to be a substantial component of each ICP participant’s total compensation. Because the annual incentive bonus opportunity and individual bonus from the ICP pool depends upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation is appropriately aligned with performance.

Performance based awards under the 2015 ICP were subject to the achievement of an annual performance goal of our company of a net revenue level of at least $140 million in 2015. As 2015 net revenue did not exceed the threshold level of performance for ICP funding for 2015, the ICP pool was not funded, and performance-based annual incentive compensation under the ICP was not paid to our named executive officers.

Discretionary Bonuses

After careful consideration of both individual levels of executive performance, as well as the overall performance of the executive management team during 2015, the Compensation Committee concluded that many of the actions of our named executive officers were materially beneficial to our company and our shareholders, particularly in the context of volatility and other challenges in the small cap financial markets during the year.

In particular, the Compensation Committee noted the key role that the executives played in originating and executing a number of large, complex transactions that we completed during the year. Some of the other significant performance factors taken into consideration by the Board included the following:

(1)	The maintenance of a strong, liquid balance sheet.

(2)	Continued management of core fixed costs.

(3)	The continued presence of an effective legal, compliance, and regulatory program.

(4)	Acquisition and integration of MLV Financial LLC.

(5)	Contributions to direct revenue generation and pipeline-building for 2016.

(6)	Continued focus on execution of multi-year strategic initiatives.

After careful consideration of the individual performance of our named executive officers in light of their duties, responsibilities and function, on February 10, 2016, our Compensation Committee approved, and our Board approved, discretionary cash bonuses for our named executive officers. Each bonus was for the named executive officer’s performance in 2015, and was as follows:

•	a cash award to Richard J. Hendrix, our Chairman, President and Chief Executive Officer, of $200,000.

•	a cash award to Bradley J. Wright, our Executive Vice President, Chief Financial Officer, Treasurer and Chief Administrative Officer, of $100,000.

•	a cash award to Kenneth P. Slosser, our Executive Vice President and Head of Investment Banking, of $150,000.

•	a cash award to Adam J. Fishman, our Executive Vice President and Head of Sales and Research (Mr. Fishman’s title became Executive Vice President and Head of Institutional Brokerage as of January 1, 2016), of $150,000.

•	a cash award to James C. Neuhauser, our Executive Vice President, of $75,000.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that a significant portion of our named executive officer compensation should be in the form of equity awards as a retention tool, and to align further the long-term interests of our named executive officers with those of our other shareholders. As described above, the Compensation Committee has discretion to determine the payment of named executive officer annual bonuses in either cash or stock, or a combination of cash and stock. In addition, the Compensation Committee makes annual grants of long-term, performed-based incentive compensation awards to the named executive officers.

The Compensation Committee understands that equity incentive compensation can promote high-risk behavior if the incentives it creates for short-term performance are not properly aligned with the interests of our company over the long-term. The Compensation Committee believes that the structure of our company’s long-term equity incentive compensation appropriately mitigates the risk by directly aligning the recipients’ interests with those of our company. We use judgment and discretion rather than relying solely on formulaic results, and do not use highly leveraged incentives that drive risky short-term behavior. Instead, we reward consistent and longer-term performance. Our long-term equity incentive compensation rewards long-term performance on a per share basis.

Performance Share Unit Program — 2015

On February 10, 2015, as disclosed in our 2015 proxy statement, we granted awards to our company’s executive committee, including our named executive officers, pursuant to our company’s Performance Share Unit Program established under the 2006 LTIP and approved by the Compensation Committee. The Performance Share Unit Program is designed to further the long-term growth of our company by providing long-term incentives in respect of our company’s common stock and to assist us in retaining key employees with experience and ability. The performance share units (“PSUs”) granted under the program are earned based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period beginning on January 1, 2015 and ending on December 31, 2017.

An award under the Performance Share Unit Program will vest as follows depending on the level of achievement of the performance goal:

FBR Tangible Book Value Compound Annual Growth Rate/Share		% of PSUs Earned
Less than 6%		0%
6%		50%
Greater than 6% and Less Than 9%	50%+[	PercentageGrowth above 6% 6	]
Equal to or Greater Than 9%		100%

For purposes of the Performance Share Unit Program, the tangible book value of our company on any measurement date equals the book value of our company excluding goodwill and intangible assets (whether net or otherwise), as adjusted to exclude the impact of any dividends declared or paid during the measurement period.

Awards granted under the Performance Share Unit Program are eligible to continue to be earned based on actual performance results through the end of the performance period upon certain terminations of employment prior to a “change in control” (as defined in the 2006 LTIP). In the event of a change in control, the performance period with respect to each outstanding award will end and the number of PSUs earned by the participant will be fixed based on the greater of (i) our company’s actual performance from the beginning of the performance period to the date of the change in control and (ii) the level of achievement resulting in 50% of the PSUs being earned. Following the change in control, the earned PSUs will be subject to vesting based solely on the participant’s continued employment with us through the date the awards would have otherwise vested, subject to accelerated vesting on certain terminations of employment.

In addition to furthering the long-term growth of our company, the PSU awards are intended to directly align the interests of our named executive officers with those of our shareholders by directly tying the value of the award to the tangible equity value of our company. Under the Performance Share Unit Program, the named executive officers received award opportunities denominated in shares of our common stock as follows: (1) Richard J. Hendrix, 46,051 shares; (2) Bradley J. Wright, 32,236 shares; (3) Kenneth P. Slosser, 32,236 shares; (4) Adam J. Fishman, 32,236 shares; and (5) James C. Neuhauser, 23,026 shares.

Status of PSU Awards

On March 11, 2013, as disclosed in our 2013 and 2014 proxy statements, we granted PSUs to our company’s executive committee, including our named executive officers, under the Performance Share Unit Program. These PSU awards are earned based on growth of our company’s combined net worth, measured on a per share basis, over a 36-month period that began on April 1, 2013 and ends on March 31, 2016. In order for these PSUs to vest at the target 50% level, the compound annual growth rate of our combined net worth, measured on a per share basis, cannot be less than 4%, equating to a combined net worth of $24.48 per share, at the end of the performance period, and to vest at the “outperform” 100% level, the compound annual growth rate of our combined net worth, measured on a per share basis, must be equal to or greater than 7%, equating to a combined net worth of $26.66 per share, by the end of the performance period. As depicted below, actual combined net worth, measured on a per share basis, is on track to exceed the 4% performance threshold for 50% vesting. Based on financial performance in the first quarter of 2016, we expect that PSUs granted in 2013 will vest at a 68.8% level.

On February 4, 2014, as disclosed in the 2015 proxy statement, we granted PSUs to our company’s executive committee, including our named executive officers, under the Performance Share Unit Program. These PSU awards are earned based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period beginning on January 1, 2014 and ending on December 31, 2016. In order for these PSUs to vest at the target 50% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, cannot be less than 6%, equating to a tangible book value, adjusted for dividends, of $31.99 per share, and to vest at the “outperform” 100% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, must be equal to or greater than 9%, equating to a tangible book value, adjusted for dividends, of $34.78 per share, by the end of the performance period. As of December 31, 2015, the tangible book value of our company, measured on a per share basis and adjusted for dividends, fell below the 6% threshold for vesting at the 50% target level, and therefore, are tracking for 0% vesting as of fiscal year-end 2015.

As described above, PSUs awarded February 10, 2015 are earned based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period beginning on January 1, 2015 and ending on December 31, 2017. In order for these PSUs to vest at the target 50% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, cannot be less than 6%, equating to a tangible book value, adjusted for dividends, of $34.10 per share, and to vest at the “outperform” 100% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, must be equal to or greater than 9%, equating to a tangible book value, adjusted for dividends, of $37.08 per share, by the end of the performance period. As of December 31, 2015, the tangible book value of our company, measured on a per share basis and adjusted for dividends, fell below the 6% threshold for vesting at the 50% target level, and therefore, are tracking for 0% vesting as of fiscal year-end 2015.

Timing of Equity Compensation Awards

Awards of RSUs and stock options to executive officers and other eligible persons, other than non-employee directors, are made on a regular award date each year shortly after the end of the applicable performance year. The award date is scheduled to give us sufficient time to complete all performance reviews and obtain all necessary approvals.

We occasionally make awards of RSUs, stock options or RS under our 2006 LTIP other than on the regular annual award date, usually in connection with hiring a new key employee.

Formal approval for awards is obtained prior to the grant. We do not coordinate the timing of our awards with the release of material non-public information. The exercise price for stock options awarded prior to October 22, 2013 equals the closing price of our common stock on the trading day immediately preceding the grant date. In accordance with the amended and restated 2006 LTIP, which our shareholders approved on October 22, 2013, the exercise price for stock options awarded subsequent to October 22, 2013 equals the closing price of our common stock on the date of grant.

Stock Ownership Guidelines

In 2014 our Board of Directors updated the stock ownership guidelines that are applicable to executive officers and key employees to further align our executive management’s interests with those of our shareholders. We believe that share ownership demonstrates a commitment to, and belief in, the long term performance of our company. Our stock ownership guidelines provide that the equity interest held by our President and Chief Executive Officer and each of the other members of our management Executive Committee should equal or exceed an amount equal to three times such individual’s average performance compensation over the three years preceding any calculation date. Individuals who are subject to the guidelines are expected to achieve the guideline ownership level before selling any shares, except shares sold by such individual, or retained by our company, to satisfy tax obligations associated with the exercise, vesting, or receipt of any equity award, and/or to pay the exercise price in connection with the exercise of stock options. Because share prices can be volatile, the guidelines provide that the highest share price for the common shares over the prior 12 month period immediately preceding the calculation date will be used when calculating the equity interest that an individual should hold.

Post-Termination Compensation

With the exception of our company’s employment agreement with Richard J. Hendrix, as disclosed in “Executive Compensation — Employment Agreement With Our Chief Executive Officer,” we do not have employment contracts or post-termination compensation agreements with any of our named executive officers, and we do not have contractual provisions or other arrangements with any of the named executive officers, which provide for payments at, following, or in connection with the resignation, severance, retirement or other termination of a named executive officer. Unvested stock options, RS and RSUs held by grantees, including those held by named executive officers, may vest upon a change in control (as defined in our 2006 LTIP) only if such awards are not assumed or substituted for by the successor company or upon a qualifying termination following a change in control, or upon termination of employment due to retirement, death or disability, as provided under the terms of our 2006 LTIP, our 2016 Retention and Incentive Plan or our Performance Share Unit Program, as applicable. For quantitative information related to post-termination compensation, see “Executive Compensation — Potential Payments Upon Termination or Change-in-Control.”

Deductibility of Executive Compensation

In making its compensation decisions, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to our Chief Executive Officer, or any one of our three highest paid executive officers other than our Chief Executive Officer and Chief Financial Officer, unless the compensation meets the requirements of “qualified performance-based compensation” for purposes of Section 162(m). The Compensation Committee has discretion to approve compensation that does not meet these requirements when the Compensation Committee considers it appropriate in order to ensure competitive levels of total compensation for our executive officers, and it exercised this discretion in granting the discretionary bonus awards paid to our named executive officers for 2015 performance. As discussed below under the heading “—2016 Performance-Based Annual Incentive Compensation,” the Compensation Committee approved an incentive compensation program for 2016 which provides for performance-based bonuses that are intended to meet the requirements of qualified performance-based compensation.

2016 Executive Compensation for Named Executive Officers

2016 Base Salaries

The Compensation Committee reviewed annual base salaries for our named executive officers and determined that they should remain unchanged in 2016 from 2015 levels, with the exceptions of Mr. Wright’s base salary, which was increased from $375,000 to $400,000 on January 1, 2016 and Mr. Fishman’s base salary, which was increased from $400,000 to $500,000 on January 1, 2016. Mr Wright’s salary adjustment was made to reflect the expansion of his role to include management of our securities lending business and Mr. Fishman’s salary adjustment was made to reflect the expansion of his role to Executive Vice President, Head of Institutional Brokerage, and achieve a more market-competitive mix of fixed to variable compensation.

2016 Performance-Based Annual Incentive Compensation

For 2016, the Compensation Committee has established eligibility for performance based awards under an Incentive Compensation Plan (the “2016 ICP”) that is subject to the achievement of an annual performance goal of our company of net revenue level of at least $120 million in 2016. Upon achievement of this level, each participant is eligible to receive incentive bonus compensation in an amount equal to 3% of our 2016 revenue, subject to an aggregate limitation of 6% for the group as a whole. The Compensation Committee retains sole discretion to reduce the aggregate limitation as well as the amount allocated to each executive officer, and the 2016 ICP awards, to the extent earned, may be paid in cash or stock as determined by the Compensation Committee in its discretion.

The Compensation Committee intends for this annual incentive bonus opportunity to be a substantial component of each 2016 ICP participant’s 2016 total compensation. Because the annual incentive bonus opportunity and individual bonus will depend upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation is appropriately aligned with performance.

Performance-based annual incentive compensation is determined by the Compensation Committee and the Board based on their assessment of performance against quantitative and qualitative factors outlined below, in addition to other considerations including retention, continuity of management, and competitive factors. For each year, the relative weighting of these quantitative and qualitative factors is determined subjectively by the Compensation Committee and the Board and there is no specific percentage weighting applied to such factors.

•	Cash Profitability[1]

[1]	Cash Profitability is a non-generally accepted accounting principles (“GAAP”) measurement used by our management team to analyze and assess the results of the core capital markets operating units. In determining Cash Profitability, we exclude from GAAP income before taxes the following non-core operating items: (1) severance costs associated with reductions in headcount, (2) corporate transaction costs, which includes costs associated with business combinations and acquisitions, and (3) net investment income (losses) from our long-term investments. We also exclude the following non-cash expenses: (1) impairment of intangible assets, (2) compensation costs associated with stock-based awards, and (3) amortization of intangible assets.

•	Expense Management

•	Return on Equity

•	Risk Management

•	Compliance with Regulatory Requirements

•	Performance Against Strategic Plan

The Compensation Committee will calculate award amounts after the close of our 2016 fiscal year so that all relevant data are available regarding our company’s and the 2016 ICP participants’ individual performance in 2016.

A threshold level of net revenue must be achieved before any awards may be payable in any year. For 2016, the Compensation Committee timely established a threshold goal of $120 million in net revenue. If actual net revenue does not equal or exceed this threshold level of performance, no performance-based annual incentive compensation bonuses will be paid under the ICP for the year. If full year actual net revenue equals or exceeds the established threshold net revenue goal, ICP bonuses will be paid as set forth above.

2016 Retention and Incentive Program

On February 10, 2016, as disclosed in a Form 8-K filed with the SEC on February 12, 2016, we granted awards under a retention and incentive arrangement approved by the Board of Directors that is designed to further the long-term growth of our company by providing long-term incentives in respect of our company’s common stock and other equity interests and assets related to the business of our company and to assist our company in retaining key employees of experience and ability (the “Retention Program”). Richard J. Hendrix, the President and Chief Executive Officer of our company, Bradley J. Wright, the Chief Financial Officer of our company, and the other named executive officers are participants in the Retention Program.

An award under the Retention Program represents an interest in the award pool established under the Retention Program (the “Award Pool”). The Award Pool consists of a fixed number of shares of Company restricted common stock units (“RSU Pool”) drawn from the shares available under our company’s 2006 LTIP and a specified pool of securities (and the proceeds of those securities and any replacement securities) (“Asset Pool”), which will be issued, held or paid by our company for the benefit of the participants in the Retention Program. Each participant in the Retention Program has been allocated an interest in the aggregate Award Pool. Because the number of Participants is fixed at the outset of the Retention Program, and the aggregate Award Pool is likewise fixed, any forfeiture of awards by participants who cease to be employed by our company will result in the remaining Participants being entitled to a proportionately larger share of the Award Pool assuming that they remain employed through the vesting date or as otherwise specified in the Retention Program. The aggregate number of RSUs subject to the Retention Program is 167,426, and the fair market value of the Asset Pool as of February 10, 2016 was approximately $2,765,938.

Under the Retention Program, and subject to accelerated vesting in certain limited circumstances, awards will vest if the employee participant remains employed by our company as of the fourth anniversary following the date of the award. In general, our company will (1) satisfy the obligations in respect of an Asset Pool award by paying cash and/or delivering assets from the Asset Pool with an aggregate “fair market value” (as defined in the Retention Program) equal to the portion of the Asset Pool in respect of each Asset Pool award, and (2) issue shares of Company common stock (or, in the discretion of the Compensation Committee, a cash payment based on the per share “fair market value” (as defined in the 2006 LTIP)) in settlement of the vested RSU Pool awards. The foregoing description of the Retention Program is qualified in its entirety by reference to the Retention Program and to the related award letter and restricted stock unit agreement filed as Exhibits to the form 8-K filed with the SEC on February 12, 2016, and to the 2006 LTIP, which has been previously filed by our company.

Under the Retention Program, awards to the named executive officers were as follows: (1) Richard J. Hendrix, our company’s Chairman, President and Chief Executive Officer received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (2) Bradley J. Wright, our company’s Executive Vice President and Chief Financial Officer, received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (3) Adam J. Fishman, our company’s Executive Vice President and Head of Institutional Brokerage (Mr. Fishman’s title was Executive Vice President and Head of Sales and Research in 2015), received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (4) Kenneth P. Slosser, our company’s Executive Vice President and Head of Investment Banking received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; and (5) James C. Neuhauser, our company’s Executive Vice President (Mr. Neuhauser’s title was Executive Vice President and Chief Investment Officer in 2015), received an award valued at approximately $100,000, including an RSU grant from the RSU Pool valued at approximately $50,000 and an award of the Asset Pool valued at approximately $50,000.

Supplemental Compensation Table

The following Supplemental Compensation Table reflects how the Compensation Committee and our Board of Directors view performance year compensation by showing in the “Stock Award Component” column equity awards that relate to such performance year, even though granted in the subsequent year. In addition, because awards under our Performance Share Unit Program vest only upon achievement of forward-looking performance goals, the Compensation Committee and Board of Directors view awards under that plan as compensation for the year in which the performance goals are achieved. Therefore, the Supplemental Compensation Table below does not currently include the grant of awards under the Performance Share Unit Program in the “Long-Term Incentive Compensation — Stock Award” column, but will include such awards for the year in which they vest. Current SEC rules, in contrast, require all equity compensation to be included in the Summary Compensation Table (appearing later in this report) in the year of the grant. For example, equity grants that were made in 2016, but that relate to 2015 performance, are included as 2015 compensation in this Supplemental Compensation Table, whereas such grants will be included as 2016 compensation in the Summary Compensation Table required by the SEC. Similarly, equity grants that were made in 2015, but that relate to 2014 performance, are not included as 2015 compensation in the Supplemental Compensation Table, whereas such grants are included as 2015 compensation in the Summary Compensation Table required by the SEC.

The Supplemental Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards. The named executive officers may never realize the value of certain items included under the column headed “Total”, or the amounts realized may differ materially from the amount listed in the Supplemental Compensation Table and related footnotes. Although not required by SEC rules, we believe the Supplemental Compensation Table is a useful way to disclose how the Compensation Committee and our Board of Directors view executive compensation and should be viewed as a supplement to, and not as a replacement of, the Summary Compensation Table.

				Performance Year Awards(1)		Long- Term Incentive Compensation
Name and Principal Position	Year	Base Salary	Bonus(2)	Cash Component	Stock Award Component(3)	Stock Awards(3)(4)	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	2015	750,000	2,500	200,000	—	—	—	15,000	967,500
Chairman, President and Chief	2014	750,000		400,000	100,000	—	—	—	1,250,000
Executive Officer	2013	750,000		2,640,000	660,000	—	—	—	4,050,000
Bradley J. Wright	2015	375,000	2,500	100,000	—	—	—	5,000	482,500
Executive Vice	2014	375,000		280,000	70,000	—	—	—	725,000
President, Chief Financial Officer, Treasurer and Chief Administrative Officer	2013	375,000		1,000,000	250,000	—	—		1,625,000
Kenneth P. Slosser	2015	500,000	2,500	150,000	—	—	—	—	652,500
Executive Vice	2014	486,154		400,000	100,000	—	—	—	986,154
President and Head of Investment Banking	2013	400,000		2,560,000	640,000	—	—		3,600,000
Adam J. Fishman(6)	2015	400,000	2,500	150,000	—	—	—	—	552,500
Executive Vice	2014	400,000		400,000	100,000	—	—	—	900,000
President and Head of Institutional Brokerage	2013	400,000		1,920,000	480,000	—	—	—	2,800,000

James C. Neuhauser(7)	2015	500,000	2,500	75,000	—	—	—	—	577,500
Executive Vice	2014	500,000		280,000	70,000	—	—	—	850,000
President	2013	500,000		1,200,000	300,000	—	—	—	2,000,000

(1)	Amounts represent cash and equity portions of bonus compensation attributable to the relevant performance year, including awards granted in the next calendar year that are attributable to the relevant calendar year. Because the ICP was not funded in 2015, the performance year awards for 2015 represent discretionary bonuses approved by our Compensation Committee.

(2)	On January 25, 2015, a nominal award of 100 shares of Pacific Datavision stock valued at $2,500 was awarded to approximately 125 employees that qualified as Accredited Investors, including our named executive officers.
(3)	The amounts in these columns represent the aggregate grant date fair value of stock awards that vested in the relevant year computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of these awards appears in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.
(4)	Does not include PSUs granted to our named executive officers under the Performance Share Unit Program on March 11, 2013, February 4, 2014, and February 10, 2015, as disclosed in our 2014 and 2015 proxy statements and above under the heading “Long-Term Equity Incentive Compensation” because none of such awards were vested as of December 31, 2015.

On March 11, 2013, we granted PSU awards denominated in shares of our common stock as follows: (i) Richard J. Hendrix, 60,938 shares; (ii) Bradley J. Wright, 50,625 shares; (iii) Kenneth P. Slosser, 50,625 shares; (iv) Adam J. Fishman, 50,625 shares; and (v) James C. Neuhauser, 43,125 shares. The PSUs will be earned, subject to continued employment with our company, based on the growth of our company’s combined net worth, measured on a per share basis, over a 36-month performance period that began on April 1, 2013 and ends on March 31, 2016. Based on financial performance in the first quarter of 2016, we expect that PSUs granted in 2013 under our 2013 Performance Share Unit Program vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.

On February 4, 2014, we granted PSU awards denominated in shares of our common stock as follows: (i) Richard J. Hendrix, 55,481 shares; (ii) Bradley J. Wright, 37,450 shares; (iii) Kenneth P. Slosser, 37,450 shares; (iv) Adam J. Fishman, 37,450 shares; and (v) James C. Neuhauser, 28,665 shares. The PSUs will be earned, subject to continued employment with our company, based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period that began on January 1, 2014 and ends on December 31, 2016. Actual financial performance as of fiscal year-end 2015 indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2016 will be forfeited.

On February 10, 2015, we granted PSU awards denominated in shares of our common stock as follows: (i) Richard J. Hendrix, 46,051 shares; (ii) Bradley J. Wright, 32,236 shares; (iii) Kenneth P. Slosser, 32,236 shares; (iv) Adam J. Fishman, 32,236 shares; and (v) James C. Neuhauser, 23,026 shares. The PSUs will be earned, subject to continued employment with our company, based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period that began on January 1, 2015 and ends on December 31, 2017. Actual financial performance as of fiscal year-end 2015 indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2017 will be forfeited.

(5)	According to the terms of the award agreements, unvested RSUs are eligible for dividend equivalent payments, consistent with publicly-declared dividends payable on shares of our common stock, payable following vesting of the RSUs. On December 14, 2015, Mr. Hendrix and Mr. Wright vested in 37,500 and 12,500 RSUs, respectively, which were initially awarded on December 13, 2012. Following vesting, on December 18, 2015, dividend equivalent payments of $15,000 and $5,000 were paid to Mr. Hendrix and Mr. Wright, respectively, for accrued dividend equivalents related to the dividends we paid to shareholders on our common stock on August 28, 2015 and November 27, 2015.
(6)	Mr. Fishman’s title was Executive Vice President and Head of Sales and Research in 2015.
(7)	Mr. Neuhauser’s title was Executive Vice President and Chief Investment Officer in 2015.

EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below contains, in compliance with the reporting requirements of the SEC, the compensation information for our named executive officers for the years ended December 31, 2015, 2014 and 2013. In accordance with SEC rules, the following table includes for a particular calendar year only those stock and option awards during that calendar year, rather than awards granted after year end, even if awarded for services in that calendar year. Therefore, the Compensation Committee and the Board view the Supplemental Compensation Table as a better reflection of their views on compensation related to 2015, 2014 and 2013 performance. The Summary Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards and unexercised stock options. The named executive officers may never realize the value of certain items included under the column headed “Total”, or the amounts realized may differ materially from the amount listed in the Summary Compensation Table and related footnotes. In addition, equity compensation is reported in several different tables in this report. For that reason, investors should take care to not “double count” equity awards.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	2015	750,000	202,500	646,405	—	—	—	15,000	1,613,905
Chairman,	2014	750,000	—	1,323,009	—	400,000	—	—	2,473,009
President and Chief Executive Officer	2013	750,000	—	1,526,984	—	2,640,000	—	—	4,916,984
Bradley J. Wright	2015	375,000	102,500	473,354	—	—	—	5,000	955,854
Executive Vice	2014	375,000	—	750,042	—	280,000	—	—	1,405,042
President, Chief Financial Officer, Treasurer and Chief Administrative Officer	2013	375,000	—	1,030,277	—	1,000,000	—	—	2,405,277
Kenneth P. Slosser	2015	500,000	152,500	514,582	—	—	—	—	1,167,082
Executive Vice	2014	486,154	—	1,168,346	—	400,000	—	—	2,054,500
President and Head of Investm-ent Banking	2013	400,000	—	1,376,857	—	2,560,000	—	—	4,336,857
Adam J. Fishman(5)	2015	400,000	152,500	522,581	—	—	—	—	1,075,081
Executive Vice	2014	400,000	—	1,028,567	—	400,000	—	—	1,828,567
President and Head of Institutional Brokerage	2013	400,000	—	1,275,024	—	1,920,000	—	—	3,595,024
James C. Neuhauser(6)	2015	500,000	77,500	375,310	—	—	—	—	952,810
Executive Vice	2014	500,000	—	723,376	—	280,000	—	—	1,503,376
President	2013	500,000	—	1,072,790	—	1,200,000	—	—	2,772,790

(1)	Amounts include cash portion of non-ICP bonus compensation attributable to the relevant performance year and a nominal award of 100 shares of Pacific Datavision stock valued at $2,500 was awarded on January 25, 2015 to approximately 125 employees that qualified as Accredited Investors, including our named executive officers.
(2)	The amounts in these columns represent the aggregate grant date fair value of stock-based awards made during the calendar year without regard to the period to which the award corresponds computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the restricted shares of common stock, PSUs, RSUs and stock options granted appears in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.
(3)	Amounts represent cash portion of 2013 and 2014 ICP compensation attributable to the relevant performance year.
(4)	According to the terms of the award agreements, unvested RSUs are eligible for dividend equivalent payments, consistent with publicly declared dividends payable on shares of our common stock, payable following vesting of the RSUs. On December 14, 2015, Mr. Hendrix and Mr. Wright vested in 37,500 and 12,500 RSUs, respectively, which were initially awarded on December 13, 2012. Following vesting, on December 18, 2015, dividend equivalent payments of $15,000 and $5,000 were paid to Mr. Hendrix and Mr. Wright, respectively, for accrued dividend equivalents related to the dividends we paid to shareholders on our common stock on August 28, 2015 and November 27, 2015.
(5)	Mr. Fishman’s title was Executive Vice President and Head of Sales and Research in 2015.
(6)	Mr. Neuhauser’s title was Executive Vice President and Chief Investment Officer in 2015.

Grants of Plan-Based Awards Table for 2015

The following table presents information concerning each grant made to our named executive officers in our fiscal year ended December 31, 2015, under any equity or non-equity incentive plan. In accordance with SEC rules, the table does not include February 2016 awards.

	Grant Date		Date of Compensation Committee	Estimated Future Payouts under Non- Equity Incentive Plan Awards		Estimated Future Payouts under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares or Units	All Other Stock Awards: Number of Shares Underlying	Exercise or Base Price of Option	Closing Market Price on Date of	Grant Date
Name			Approval	Threshold		Threshold	Maximum	of Stock	Options	Awards	Grant	Fair Value (1)
				($)		(#)	(#)	(#)		($/sh)	($/sh)	($)
Richard J. Hendrix			2/9/2015	1,050,000	(2)	—	—	—	—	—	—	1,050,000
	2/10/2015	(3)	2/9/2015	—		23,026	46,051	—	—	—	23.73	546,407
	2/10/2015	(4)	2/9/2015	—		—	—	4,214	—	—	23.73	99,998
Bradley J. Wright			2/9/2015	1,050,000	(2)	—	—	—	—	—	—	1,050,000
	2/10/2015	(3)	2/9/2015	—		16,118	32,236	—	—	—	23.73	382,480
	2/10/2015	(4)	2/9/2015	—		—	—	2,950	—	—	23.73	70,004
	4/1/2015	(5)	2/6/2012	—		—	—	907	—	—	21.95	19,909
	10/1/2015	(5)	2/6/2012	—		—	—	48	—	—	20.04	962
Kenneth P. Slosser			2/9/2015	1,050,000	(2)	—	—	—	—	—	—	1,050,000
	2/10/2015	(3)	2/9/2015	—		16,118	32,236	—	—	—	23.73	382,480
	2/10/2015	(4)	2/9/2015	—		—	—	4,214	—	—	23.73	99,998
	4/1/2015	(5)	2/6/2012	—		—	—	1,395	—	—	21.95	30,620
	10/1/2015	(5)	2/6/2012	—		—	—	74	—	—	20.04	1,483
Adam J. Fishman			2/9/2015	1,050,000	(2)	—	—	—	—	—	—	1,050,000
	2/10/2015	(3)	2/9/2015	—		16,118	32,236	—	—	—	23.73	382,480
	2/10/2015	(4)	2/9/2015	—		—	—	4,214	—	—	23.73	99,998
	4/1/2015	(5)	2/6/2012	—		—	—	1,743	—	—	21.95	38,259
	10/1/2015	(5)	2/6/2012	—		—	—	92	—	—	20.04	1,844
James C. Neuha user			2/9/2015	1,050,000	(2)	—	—	—	—	—	—	1,050,000
	2/10/2015	(3)	2/9/2015	—		11,513	23,026	—	—	—	23.73	273,203
	2/10/2015	(4)	2/9/2015	—		—	—	2,950	—	—	23.73	70,004
	4/1/2015	(5)	2/6/2012	—		—	—	1,395	—	—	21.95	30,620
	10/1/2015	(5)	2/6/2012	—		—	—	74	—	—	20.04	1,483

(1)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.
(2)	As disclosed above under the heading “Elements of 2015 Compensation — Performance-Based Annual Incentive Compensation,” the Compensation Committee approved the ICP for our named executive officers, under which our named executive officers and one other executive would have been eligible to share in the ICP pool in the event the requisite performance goal had been met. Under the ICP, a net revenue level of at least $140 million would have to be achieved, upon which an ICP pool of 6% of net revenue beginning with the first dollar of revenue earned would fund, with any individual executive award not to exceed 3% of net revenue. Historically, our Compensation Committee has always exercised negative discretion and reduced the amount of the ICP pool paid out to our named executive officers from its fully funded level. As described above, the ICP did not fund for 2015. However, for purposes of this table, it is assumed that 2015 revenue totaled $140 million, resulting in a 6% ICP pool of $8,400,000, divided equally among our named executive officer and one additional executive employee who was eligible for an award under the ICP. Furthermore, it is assumed for purposes of this table that each award was comprised of a 75% cash payment of $1,050,000 and 25% mandatory equity component consisting of RSUs valued at $350,000. Because ICP equity awards for 2015 would have been granted on February 10, 2016, those values are not included in the table above. However, based on the closing price of our common stock on February 10, 2016 of $16.52, the date such awards would have been granted, 21,186 RSUs would have been awarded to each of our named executive officers based on assumed ICP equity awards with grant date fair value of $350,000.
(3)	As disclosed above under the heading “Long-Term Equity Incentive Compensation — Performance Share Unit Program — 2015,” on February 10, 2015, we granted PSUs to our named executive officers under the 2013 Performance Share Unit Program. The threshold level of 50% of maximum was assumed to be the probable level of achievement of the performance goal at the time of grant. At the maximum level, the PSU awards were denominated in shares of our common stock as follows: (i) Richard J. Hendrix, 46,051 shares; (ii) Bradley J. Wright, 32,236 shares; (iii) Kenneth P. Slosser, 32,236 shares; (iv) Adam J. Fishman, 32,236 shares; and (v) James C. Neuhauser, 23,026 shares. The PSUs will be earned, subject to continued employment with our company, based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period that began on January 1, 2015 and ends on December 31, 2017.
(4)	On February 10, 2015, we granted Messrs. Hendrix, Wright, Slosser, Fishman, and Neuhauser RSU awards as a mandatory component of their ICP compensation for the 2014 performance year, scheduled to vest in full on the third anniversary of the grant date, subject to continued employment with our company. Mr. Hendrix was awarded 4,214 RSUs; Mr. Wright was awarded 2,950 RSUs; Mr. Slosser was awarded 4,214 RSUs; Mr. Fishman was awarded 4,214 RSUs and Mr. Neuhauser was awarded 2,950 RSUs. Each RSU awarded represents the right to receive one share of our common stock.
(5)	Under the 2012 Retention and Incentive Plan, the number of participants and the aggregate award pool was fixed at the outset of the plan. Therefore, any forfeiture of awards by participants who ceased to be employed by our company resulted in the remaining participants being entitled to a proportionally larger share of the award pool assuming that they remain employed through the vesting date of the plan. As such, Messrs. Wright, Slosser, Fishman and Neuhauser received quarterly proportional reallocation of forfeited interests. Mr. Hendrix did not participate in the plan. On April 1, 2015, Messrs. Wright, Slosser, Fishman and Neuhauser were allocated forfeited interests of 907 RSUs, 1,395 RSUs, 1,743 RSUs and 1,395 RSUs, respectively. On October 1, 2015, Messrs. Wright, Slosser, Fishman and Neuhauser were allocated forfeited interests of 48 RSUs, 74 RSUs, 92 RSUs and 74 RSUs, respectively. Each RSU awarded represents the right to receive one share of our common stock and vested in full on February 8, 2016, subject to continued employment with our company.

Employment Agreement With Our Chief Executive Officer

On June 16, 2015, we entered into an employment agreement with Richard J. Hendrix to serve as our Chief Executive Officer that replaces and supersedes the prior agreement with Mr. Hendrix entered into on December 12, 2012. The agreement continues until December 31, 2018, except that upon a “Change in Control” (as defined in the 2006 LTIP), the term will automatically extend so as to be at least two years from the effective date of such event. The agreement generally provides for an annual base salary of at least $750,000 during the term and eligibility to participate in any of our performance bonus plans or programs or long-term incentive plans or programs as in effect from time to time for the benefit of our executive officers.

The agreement provides for severance benefits in the event of termination of Mr. Hendrix’s employment during the agreement’s term. Upon a termination due to death or disability, Mr. Hendrix (or his estate) will be entitled to receive (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination plus any annual incentive amount earned but not yet paid under any bonus plan in which Mr. Hendrix participated for our completed fiscal year prior to the date of termination; (ii) immediate vesting of all unvested incentive equity or equity-based awards held by Mr. Hendrix, including any performance-based cash or equity-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”); provided, however, that unvested incentive equity or equity-based awards that are intended to qualify as “performance based compensation” under Section 162(m) of the Code shall vest and be earned only upon achievement of the applicable performance goals or objectives (but disregarding any requirement for Mr. Hendrix’s continued employment); (iii) reimbursement of expenses incurred prior to the date of termination; (iv) a pro rata actual annual incentive payment in respect of our fiscal year in which the date of termination occurs; and (v) all vested rights and benefits under any retirement or other benefit plan or program.

If Mr. Hendrix’s employment is terminated for Cause (as defined below) or he voluntarily resigns without Good Reason (as defined below), he will be entitled to receive (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination, plus any annual incentive amount earned but not yet paid under any bonus plan in which Mr. Hendrix participated for our completed fiscal year of our company prior to the date of termination, (ii) reimbursement of expenses incurred prior to the date of termination, and (iii) all vested rights and benefits under any retirement or other benefit plan or program. For purposes of the agreement, “Cause” means Mr. Hendrix’s:

•	conviction of, indictment for or formal admission to or plea of nolo contendere with respect to, a felony or a crime of moral turpitude, dishonesty, breach of trust, fraud, misappropriation, embezzlement or unethical business conduct (but only if the Board reasonably determines, after considering all related facts and circumstances, that such indictment, conviction or plea has materially and adversely affected or is reasonably likely to materially and adversely affect our business or reputation), or any crime involving our company;

•	continued willful misconduct or willful or gross neglect in the performance of his duties under the agreement, following written notice of such misconduct or neglect and failure to remedy such misconduct or neglect within 15 days after delivery of such notice; provided, however, the Board shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain misconduct or neglect that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate conduct or neglect that the Board reasonably determines to be incapable of being cured;

•	continued failure to materially adhere to our clear directions, to adhere to our written policies, or to devote substantially all of his business time and efforts to us in accordance with and subject to the provisions of Section 2 of the agreement, and failure to cure such failure within 15 days after delivery of written notice of such failure; provided, however, the Board of Directors shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain failures that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate failures that the Board reasonably determines to be incapable of being cured;

•	continued failure to substantially perform the duties properly assigned to Mr. Hendrix by us (other than any such failure resulting from his disability) and failure to cure such failure within 15 days after delivery of written notice of such failure; provided, however, the Board shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain failures that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate failures that the Board reasonably determines to be incapable of being cured; or

•	material and willful breach of any of the terms and conditions of the agreement and failure to cure such breach within 15 days following written notice from us specifying such breach; provided, however, the Board shall have the discretion (A) to require a remedial period that is shorter than 15 days to remedy certain breaches that the Board reasonably determines can be remedied in less than 15 days or (B) to offer no opportunity to remediate breaches that the Board reasonably determines to be incapable of being cured.

If Mr. Hendrix’s employment is terminated by us without Cause or he resigns for Good Reason, he will be entitled to receive: (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination, plus any annual incentive amount earned but not yet paid under any bonus plan in which Mr. Hendrix participated for our completed fiscal year prior to the date of termination; (ii) reimbursement of expenses incurred prior to the date of termination; (iii) a pro rata actual annual incentive payment in respect of our fiscal year in which the date of termination occurs; (iv) all vested rights and benefits under any retirement or other benefit plan or program; (v) a cash payment equal to two (2) times the average total annual salary and incentive amount earned by and paid to Mr. Hendrix with respect to our two completed fiscal years preceding the date of termination; provided that such lump-sum amount will not be less than $3.5 million nor more than $5 million; (vi) immediate vesting of all unvested incentive equity or equity-based awards held by Mr. Hendrix, including any performance-based cash or equity-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Code; provided, however, that unvested incentive equity or equity-based awards that are intended to qualify as “performance based compensation” under Section 162(m) of the Code shall vest and be earned only upon achievement of the applicable performance goals or objectives (but disregarding any requirement for Mr. Hendrix’s continued employment); and (vii) for a period of three years after termination of employment, continuing coverage of Mr. Hendrix and his qualified beneficiaries under our group health plans that Mr. Hendrix and his beneficiaries would have received under the agreement in the absence of termination, provided that we are in no event required to provide such coverage to Mr. Hendrix or a qualified beneficiary after such time as Mr. Hendrix or the beneficiary, as applicable, is no longer eligible to receive continued coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA). For the portion of such three-year period after Mr. Hendrix or a beneficiary is no longer eligible to elect continuing coverage under our group health plans under COBRA, we will reimburse the health insurance premiums incurred by Mr. Hendrix under a private health insurance plan that provides substantially similar benefits for Mr. Hendrix and his beneficiaries and is reasonably acceptable to us, provided that we are in no event required to provide or reimburse the cost of any benefits otherwise required by this clause after such time as Mr. Hendrix or the beneficiary, as applicable, becomes entitled to receive benefits of the same type from another employer.

For purposes of the agreement, “Good Reason” means:

•	within two years following a “Change in Control” of our company as that term is defined in our 2006 LTIP, any demotion of Mr. Hendrix or any material diminution in Mr. Hendrix’s authority, duties and responsibilities, or the assignment to Mr. Hendrix of duties materially inconsistent with Mr. Hendrix’s position or positions with us; provided, however, that any merger or business combination of our company solely with any other affiliate of our company shall not be deemed to be a Change in Control for purposes of the agreement;

•	a reduction of more than 10% in the annual salary of Mr. Hendrix (except any such reduction that is part of across-the-board salary reductions generally applicable to our executive management team);

•	any demotion of Mr. Hendrix from his position or material diminution in the duties, authority and responsibility of Mr. Hendrix; provided, however, that in no event shall the assignment by the Board prior to a Change in Control of a portion of Mr. Hendrix’s duties to a member of our senior management team who reports directly to Mr. Hendrix constitute (or serve as a basis for Mr. Hendrix to claim) Good Reason under the agreement; or

•	the failure of the Board of Directors to nominate Mr. Hendrix for re-election as a member of the Board of Directors at the expiration of each then-current term.

Under certain circumstances, the severance benefits payable by us will be reduced to the extent necessary to avoid Mr. Hendrix paying any excise tax under Sections 280G and 4999 of the Code, but only if such reduction would place Mr. Hendrix in a more favorable after-tax position than paying the excise tax.

The agreement also contains restrictive covenants that generally prohibits Mr. Hendrix from (i) competing with us during the term of his employment and until the first anniversary of the date that his employment with us terminates either by us with or without Cause or by Mr. Hendrix with or without Good Reason (the “Employment Agreement Restricted Period”); (ii) soliciting our customers during the Employment Agreement Restricted Period;

(iii) hiring or soliciting our employees during the Employment Agreement Restricted Period; and (iv) divulging to anyone outside of us, except as required by law or with our express written consent and except for our confidential information which is publicly known through no wrongful act on Mr. Hendrix’s part, any confidential matters relating to our and our affiliates’ affairs learned by Mr. Hendrix. Mr. Hendrix also agreed not to make any statement, orally or in writing, nor to take any action, that (A) in any way could reasonably be expected to disparage us or the business reputation of any of our directors, employees, representatives or agents, or which foreseeably or reasonably could be expected to harm the business reputation or goodwill of those persons or entities, or (B) in any way, directly or indirectly, could knowingly cause, encourage or condone the making of such statements or the taking of such actions by anyone else.

The covenant not to compete with us without our express written consent includes a prohibition on Mr. Hendrix owning an interest in, joining, operating, controlling or participating in, being connected as an owner, officer, executive, employee, partner, member, manager, shareholder, or principal of or with, or otherwise aiding or assisting in any manner whatsoever, any individual corporation or entity that competes with the activities of us or our subsidiaries in the capital markets, financial advisory and/or institutional sales and trading businesses. However, Mr. Hendrix may (i) own up to one percent (1%) of the outstanding stock of a publicly held corporation which is or is affiliated with an entity or person that competes with us or our subsidiaries; or (ii) be an officer, executive, employee, partner, member, manager, shareholder, or principal of or with a private equity fund or a third-party asset management firm. If Mr. Hendrix’s employment with us is terminated for any reason by us or Mr. Hendrix effective during the two-year period immediately following a Change in Control, the covenant not to compete with us shall be limited to (A) those middle market-focused investment banking or brokerage entities that are in direct competition with our capital markets and/or institutional sales and trading business, and (B) engaging in any activity in any capacity for any corporation or other entity, whether or not competitive with us, relating to or involving institutional equity private placement transactions (including transactions under Rule 144A).

If Mr. Hendrix breaches, or threatens to commit a breach of, any of the restrictive covenants described above, we and our affiliates, in addition to, and not in lieu of, any other rights and remedies available to us and our affiliates under law or in equity (including, without limitation, the recovery of damages), shall have the right and remedy to have the restrictive covenants specifically enforced by any court having equity jurisdiction, including, without limitation, the right to an entry against Mr. Hendrix of restraining orders and injunctions (preliminary, mandatory, temporary and permanent) against violations, threatened or actual, and whether or not then continuing, of such covenants.

The employment agreement may be amended, superseded, canceled, renewed or extended, and its terms may be waived, only by a written agreement signed by Mr. Hendrix and us.

Outstanding Equity Awards At 2015 Fiscal Year-End

The following table sets forth information concerning equity awards of our named executive officers that were outstanding at December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
	(#) (Exercisable)	(#) (Unexercisable)	(#)	($)		(#)	($)	(#)	($)
Richard J. Hendrix(2)	125,000	—	—	11.80	2/24/2019	58,658	1,167,294	111,705	2,222,930
	62,500	—	—	21.72	2/9/2020
Bradley J. Wright(3)	3,000	—	—	18.28	4/8/2016	47,285	940,972	85,468	1,700,813
	12,500	—	—	14.40	4/27/2018
Kenneth P. Slosser(4)	—	—	—			93,580	1,862,242	85,468	1,700,813
Adam J. Fishman(5)	4,317	—	—	23.16	2/4/2016	97,452	1,939,295	85,468	1,700,813
	10,000	—	—	18.28	4/8/2016
	25,000	—	—	14.40	4/27/2018
James C. Neuhauser(6)	37,500	—	—	21.72	2/9/2016	67,724	1,347,708	68,971	1,372,523

(1)	The market value of RSUs that have not vested as of December 31, 2015 was calculated based on $19.90 per share, the closing price of our company’s common stock on December 31, 2015.

(2)	On February 24, 2009, Mr. Hendrix was granted options to purchase 125,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $11.80 per share, which was equivalent to the closing price of our common stock on February 23, 2009, the day preceding the date of grant, vested in four equal annual installments on the first four anniversaries of the date of grant and will expire on the tenth anniversary of the date of grant.

Based on a review of Mr. Hendrix’s increased responsibilities and contributions to our company as Chief Executive Officer, the benefits of further aligning Mr. Hendrix’s short and long-term interests with those of our company and shareholders, and a review of Mr. Hendrix’s equity ownership as Chief Executive Officer of our company, on February 9, 2010, the Board approved the award of options to purchase 62,500 shares of our company’s common stock under the 2006 LTIP. The options have an exercise price of $21.72, which was equivalent to the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, vested in three equal annual installments on the third, fourth, and fifth anniversaries of the date of grant, and will expire on the tenth anniversary of the date of grant.

Unvested RSUs held by Mr. Hendrix at December 31, 2015 vest as follows: 26,829 RSUs vested in full on February 5, 2016, 27,615 RSUs will vest in full on February 4, 2017, and 4,214 RSUs will vest in full on February 10, 2018.

Unvested PSUs held by Mr. Hendrix at December 31, 2015 vest as follows: Based on financial performance in the first quarter of 2016, we expect that 41,930 of the 60,938 PSUs granted to Mr. Hendrix in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement . The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2016 and December 31, 2017 will be forfeited. 27,741 PSUs are expected to vest on December 31, 2016 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2014 and December 31, 2016, as disclosed in the 2015 proxy statement, and 23,026 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Performance Share Unit Program — 2015.”

(3)	As part of our company’s Partner Leveraged Stock Purchase Program in which the executive officer was awarded three options for each share of our company’s common stock purchased, on April 8, 2010, Mr. Wright was awarded options to purchase 3,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $18.28, which was equivalent to the closing price of our common stock on April 7, 2010, the day preceding the date of grant, vested in full on the third anniversary of the date of grant and will expire on the sixth anniversary of the grant date. Under this program, if Mr. Wright sells any shares of our company stock before the expiration date of this options award, which reduces the aggregate number of shares deemed to be held by Mr. Wright for purposes of our company’s Partner Ownership Guidelines to less than the minimum number of shares established for him under such Guidelines, then the number of shares purchasable under this options award, whether vested or not vested, shall be immediately reduced by three options per each share sold.

On April 27, 2011, Mr. Wright was awarded options to purchase 12,500 shares of our common stock under the 2006 LTIP, as a one-time grant for incentive and retention purposes, approved by the Compensation Committee to closer align Mr. Wright’s equity ownership levels to other named executive officers. The options have an exercise price of $14.40, which was equivalent to the closing price of our common stock on April 26, 2011, the day preceding the date of grant, vested in full on the third anniversary of the date of grant, and will expire on the seventh anniversary of the date of grant.

Unvested RSUs held by Mr. Wright at December 31, 2015 vest as follows: 4,878 RSUs vested in full on February 5, 2016, 24,829 RSUs vested in full on February 8, 2016, 4,168 RSUs will vest in full on April 27, 2016, 10,460 RSUs will vest in full on February 4, 2017, and 2,950 RSUs will vest in full on February 10, 2018.

Unvested PSUs held by Mr. Wright as of December 31, 2015 vest as follows: Based on financial performance in the first quarter of 2016, we expect that 34,834 of the 50,625 PSUs granted to Mr. Wright in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016. 18,725 PSUs are expected to vest on December 31, 2016 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2014 and December 31, 2016, as disclosed in the 2015 proxy statement, and 16,118 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Performance Share Unit Program — 2015.” Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2016 and December 31, 2017 will be forfeited.

(4)	Unvested RSUs held by Mr. Slosser at December 31, 2015 vest as follows: 24,390 RSUs vested in full on February 5, 2016, 38,198 RSUs vested in full on February 8, 2016, 26,778 RSUs will vest in full on February 4, 2017, and 4,214 RSUs will vest in full on February 10, 2018.

Unvested PSUs held by Mr. Slosser as of December 31, 2015 vest as follows: Based on financial performance in the first quarter of 2016, we expect that 34,834 of the 50,625 PSUs granted to Mr. Slosser in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016. 18,725 PSUs are expected to vest on December 31, 2016 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2014 and December 31, 2016, as disclosed in the 2015 proxy statement, and 16,118 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Performance Share Unit Program — 2015.” Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2016 and December 31, 2017 will be forfeited.

(5)	As part of our company’s Partner Leveraged Stock Purchase Program, in which members of our Partnership group, other than named executive officers, were awarded two options for each share of our company’s common stock purchased, Mr. Fishman, who was not an executive officer of our company at the time, was granted the following options awards: On February 4, 2010, Mr. Fishman was awarded options to purchase 4,317 shares of our common stock at an exercise price of $23.16, which was equivalent to the closing price of our company’s common stock on February 3, 2010, the day preceding the grant date; and on April 8, 2010, Mr. Fishman was awarded options to purchase 10,000 shares of our common stock at an exercise price of $18.28, which was equivalent to the closing price of our company’s common stock on April 7, 2010, the day preceding the grant date. These awards of stock options to Mr. Fishman under the Partner Leveraged Stock Purchase Program vested in full on the third anniversary of the respective dates of grant with expiration on the sixth anniversary of the respective dates of grant. Under this program, if Mr. Fishman sells any shares of our company stock before the expiration date of these options awards, which reduces the aggregate number of shares deemed to be held by Mr. Fishman or for purposes of our company’s Partner Ownership Guidelines to less than the minimum number of shares established for them under such Guidelines, then the number of shares purchasable under these options awards, whether vested or not vested, shall be immediately reduced by two options per each share sold.

On April 27, 2011, Mr. Fishman was awarded options to purchase 25,000 shares of our common stock under the 2006 LTIP as a one-time grant for incentive and retention purposes, approved by the Compensation Committee to closer align Mr. Fishman’s equity ownership levels to other named executive officers. The options have an exercise price of $14.40, which was equivalent to the closing price of our common stock on April 26, 2011, the day preceding the date of grant, vested in full on the third anniversary of the date of grant, and will expire on the seventh anniversary of the date of grant.

Unvested RSUs held by Mr. Fishman at December 31, 2015 vest as follows: 17,073 RSUs vested in full on February 5, 2016, 47,747 RSUs vested in full on February 8, 2016, 8,334 RSUs vested in full on April 27, 2016, 20,084 RSUs will vest in full on February 4, 2017, and 4,214 RSUs will vest in full on February 10, 2018.

Unvested PSUs held by Mr. Fishman as of December 31, 2015 vest as follows: Based on financial performance in the first quarter of 2016, we expect that 34,834 of the 50,625 PSUs granted to Mr. Fishman in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016. 18,725 PSUs are expected to vest on December 31, 2016 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2014 and December 31, 2016, as disclosed in the 2015 proxy statement, and 16,118 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Performance Share Unit Program — 2015.” Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2016 and December 31, 2017 will be forfeited.

(6)	On February 9, 2010, Mr. Neuhauser was awarded options to purchase 37,500 shares of our common stock under the 2006 LTIP. The options have an exercise price of $21.72, which was equivalent to the closing price of our company’s common stock on February 8, 2010, the day preceding the date of grant, vested in full on the third anniversary of the date of grant and expired on February 9, 2016, the sixth anniversary of the date of grant. This award was a one-time award granted for incentive and retention purposes.

Unvested RSUs held by Mr. Neuhauser at December 31, 2015 vest as follows: 14,024 RSUs vested in full on February 5, 2016, 38,198 RSUs will vest in full on February 8, 2016, 12,552 RSUs will vest in full on February 4, 2017, and 2,950 RSUs will vest in full on February 10, 2018.

Unvested PSUs held by Mr. Neuhauser as of December 31, 2015 vest as follows: Based on financial performance in the first quarter of 2016, we expect that 29,673 of the 43,125 PSUs granted to Mr. Neuhauser in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016. 14,333 PSUs are expected to vest on December 31, 2016 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2014 and December 31, 2016, as disclosed in the 2015 proxy statement, and 11,513 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Performance Share Unit Program — 2015.” Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of performance goals is improbable and thus it is likely that the improbable vesting for PSUs scheduled to vest on December 31, 2016 and December 31, 2017 will be forfeited.

Option Exercises and Stock Vested

The following table provides information on the value realized by each of our named executive officers as a result of the exercise of stock options and vesting of RSUs during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Richard J. Hendrix(1)	80,000	120,050	109,375	2,432,563
Bradley J. Wright(2)	8,666	18,112	21,353	460,088
Kenneth P. Slosser(3)	4,444	4,888	4,687	103,442
Adam J. Fishman(4)	6,666	5,466	25,520	592,679
James C. Neuhauser(5)	40,000	83,600	9,375	225,563

(1)	In 2015, Mr. Hendrix exercised 80,000 stock options with an exercise price of $22.44 as follows: 20,000 were exercised on June 22, 2015. The market price of our common stock on that date closed at $23.97. 20,000 were exercised on July 16, 2015. The market price of our common stock on that date closed at $23.67. 15,000 were exercised on July 17, 2015. The market price of our common stock on that date closed at $24.53. 25,000 were exercised on August 6, 2015. The market price of our common stock on that date closed at $23.78.

RSUs of Mr. Hendrix vested in 2015 as follows: 62,500 vested on February 9, 2015. The market price of our common stock on that date closed at $23.42. 9,375 vested on February 23, 2015. The market price of our common stock on that date closed at $24.06. 37,500 vested on December 14, 2015. The market price of our common stock on that date closed at $20.62.

(2)	On July 17, 2015, Mr. Wright exercised 8,666 stock options with an exercise price of $22.44. The market price of our common stock on that date closed at $24.53.

RSUs of Mr. Wright vested in 2015 as follows: 4,687 vested on February 23, 2015. The market price of our common stock on that date closed at $24.06. 4,166 vested on April 27, 2015. The market price of our common stock on that date closed at $21.50. 12,500 vested on December 14, 2015. The market price of our common stock on that date closed at $20.62.

(3)	On July 23, 2015, Mr. Slosser exercised 4,444 stock options with an exercise price of $22.44. The market price of our common stock on that date closed at $23.54.

RSUs of Mr. Slosser vested in 2015 as follows: 4,687 vested on February 2, 2015. The market price of our common stock on that date closed at $22.07.

(4)	On July 22, 2015, Mr. Fishman exercised 6,666 stock options with an exercise price of $22.44. The market price of our common stock on that date closed at $23.26.

RSUs of Mr. Fishman vested in 2015 as follows: 17,187 vested on February 23, 2015. The market price of our common stock on that date closed at $24.06. 8,333 vested on April 27, 2015. The market price of our common stock on that date closed at $21.50.

(5)	On July 17, 2015, Mr. Neuhauser exercised 40,000 stock options with an exercise price of $22.44. The market price of our common stock on that date closed at $24.53.

RSUs of Mr. Neuhauser vested in 2015 as follows: 9,375 vested on February 23, 2015. The market price of our common stock on that date closed at $24.06.

Potential Payments Upon Termination

With the exception of our company’s employment agreement with Richard J. Hendrix, we do not have employment contracts or post-termination compensation agreements with any of our named executive officers, and we do not have contractual provisions or other arrangements with any of the named executive officers, which provide for payments at, following, or in connection with the resignation, severance, retirement or other termination (including constructive termination) of a named executive officer. Unvested stock options, restricted stock awards, PSUs and RSUs held by grantees, including those held by named executive officers, may vest upon a change in control (as defined in our 2006 LTIP) only if such awards are not assumed or substituted for by the successor company or would vest upon a qualifying termination of employment following a change in control, or upon termination of employment due to death or disability, as provided under the terms of our 2006 LTIP, our 2012 Retention and Incentive Plan or our Performance Share Unit Program, as applicable.

The following tables represent the payments and benefits due to our named executive officers under the 2006 LTIP and Mr. Hendrix’s employment agreement in the event that a termination of employment or change in control had occurred on December 31, 2015. For further information on the terms of Mr. Hendrix’s employment agreement, see “Executive Compensation — Employment Agreement With Our Chief Executive Officer” above and also the actual employment agreement, which we filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 16, 2015.

Payments Due Upon Termination Without Cause or Resignation for Good Reason

Name	Cash Payment (1)	Stock Awards (2)(3)	Performance Share Unit Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Benefits (4)	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	5,000,000	1,167,294	2,222,930	—	—	—	86,447	8,476,671
Bradley J. Wright	—	—	1,700,813	—	—	—	—	1,700,813
Kenneth P. Slosser	—	—	1,700,813	—	—	—	—	1,700,813
Adam J. Fishman	—	—	1,700,813	—	—	—	—	1,700,813
James C. Neuhauser	—	—	1,372,523	—	—	—	—	1,372,523

(1)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, Mr. Hendrix is entitled to receive a cash payment equal to two times the average total annual salary and performance bonus earned by and paid to Mr. Hendrix with respect to our three completed fiscal years preceding the date of termination, which shall be no less than $3.5 million and no more than $5 million. Such amount is to be paid in equal installments during the twelve (12)-month period following the date of termination in accordance with the regular payroll practices for the executive officers of our company, with the first payment to be made on the first payroll date immediately following the sixty-first (61st) day after the date of termination (with accrued and unpaid installments from the date of termination to be paid on the payroll date on which the first installment is paid) and the last installment to be paid on the payroll date on or immediately following the date that is twelve (12) months after the date of termination.

In addition, in the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, the unpaid portion of any earned and accrued, but not yet paid, annual salary shall be paid to Mr. Hendrix in a lump sum within thirty days of the date of termination of his employment.

In the event of termination without cause or resignation for good reason as of December 31, 2015, Messrs. Wright, Slosser, Fishman, and Neuhauser would receive the unpaid portion of earned and accrued, but not yet paid, annual salary.

(2)	In the event of a termination of Mr. Hendrix’s services by us without cause or a resignation of Mr. Hendrix for good reason, all unvested incentive equity and equity-based awards, including any performance-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Code, shall immediately vest and any time-based forfeiture restrictions shall immediately lapse.
(3)	According to the terms of Mr. Hendrix’s employment agreement and his award agreements under the Performance Share Unit Program, upon a termination without cause, or resignation for good reason, Mr. Hendrix’s PSUs, which are intended to qualify as “performance based compensation” under Section 162(m), shall be payable in full at the end of the applicable performance period if the associated performance goals are achieved. According to the terms of the Performance Share Unit Program, in the event of a termination without cause prior to a change in control, the PSUs awarded to executives other than Mr. Hendrix shall remain outstanding and be payable pro rata, based on the portion of performance period elapsed through termination date, at the end of the applicable performance period and only if the associated performance goals are achieved.

Actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2016 and December 31, 2017 will be forfeited.

It is assumed, however, for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at the 100% level for 2013 PSU awards, and at the 50% level for the 2014 and 2015 PSU awards by the end of the respective performance period, as estimated above in the table of Outstanding Equity Awards at 2015 Fiscal Year-End. Amounts would be payable at the end of the applicable performance period.

The value of all RSUs that have time-based forfeiture provisions that would lapse is based on the number of shares multiplied by $19.90 per share, the closing price of our common stock on December 31, 2015, the last trading day of the year.

(4)	In the event of a termination of Mr. Hendrix’s services by us without cause or a resignation of Mr. Hendrix for good reason, our company shall, for three years, provide Mr. Hendrix and his qualified beneficiaries health plan coverage through our group health plans while Mr. Hendrix is eligible under COBRA or shall reimburse Mr. Hendrix for premiums he incurs under a substantially similar private health insurance plan thereafter. For the purposes of this table, we assume that the cost of the health plan coverage is the same as the average per-employee amount we pay to provide our employees health care coverage in 2016, with an annual cost increase trend of 10%, as projected by our external healthcare benefits advisor.

Payments Due Upon Termination Without Cause Due to A Reduction in Workforce

Name	Cash Payment		Stock Awards(2)(3)	Performance Share Unit Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Benefits(2)	Total
	($)		($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	5,000,000	(2)	1,167,294	2,222,930	—	—	—	86,447	8,476,671
Bradley J. Wright	—		953,170	1,700,813	—	—	144,964	—	2,798,947
Kenneth P. Slosser	—		1,566,031	1,700,813	—	—	223,021	—	3,489,865
Adam J. Fishman	—		1,989,901	1,700,813	—	—	278,776	—	3,969,490
James C. Neuhauser	—		1,179,413	1,372,523	—	—	223,021	—	2,774,957

(1)	In the event of a termination without cause due to a reduction in workforce, our named executive officers’ interests in the asset pool of non-FBR securities under the 2012 Retention and Incentive Plan shall vest pro rata.
(2)	Our 2006 LTIP specifically contemplates a termination without cause due to a reduction in workforce, whereas Mr. Hendrix’s employment agreement contemplates a termination without cause more broadly. This table includes the same information for Mr. Hendrix as the table above entitled “Payments Due Upon Termination Without Cause or Resignation for Good Reason.” Please refer to the footnotes of that table for details of payments to Mr. Hendrix that would have been made if he had been terminated without cause due to a reduction in workforce on December 31, 2015.
(3)	In the event of a termination without cause due to a reduction in workforce, and pursuant to our 2006 LTIP, our named executive officers’ unvested options shall be forfeited, RSUs subject to cliff vesting or annual pro rata vesting provisions shall vest pro rata and remaining unvested RSUs shall be forfeited, and all performance awards (as defined in the 2006 LTIP) shall be payable pro rata at the end of the applicable performance period and only if the associated performance goals are achieved. According to the terms of Mr. Hendrix’s employment agreement and his award agreements under the Performance Share Unit Program, upon a termination without cause due to a reduction in force, Mr. Hendrix’s PSUs shall be payable in full at the end of the applicable performance period if the associated performance goals are achieved.

It is assumed for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at the 100% level for 2013 PSU awards, and at the 50% level for the 2014 and 2015 PSU awards by the end of the respective performance period, as estimated above in the table of Outstanding Equity Awards at 2015 Fiscal Year-End. Amounts would be payable at the end of the applicable performance period.

The value of unvested RSUs is based on the number of RSUs that would vest in the event of a termination without cause due to a reduction in workforce multiplied by $19.90, which was the closing price of our common stock on December 31, 2015, the last trading day of the year.

Payments Due Upon Termination Due to Death or Disability

Name	Cash Payment	Stock Awards(1)	Performance Share Unit Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Benefits	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	—	1,167,294	2,222,930	—	—	—	—	3,390,224
Bradley J. Wright	—	940,972	1,700,813	—	—	152,040	—	2,793,825
Kenneth P. Slosser	—	1,862,242	1,700,813	—	—	233,908	—	3,796,963
Adam J. Fishman	—	1,939,295	1,700,813	—	—	292,385	—	3,932,493
James C. Neuhauser	—	1,347,708	1,372,523	—	—	233,908	—	2,954,139

(1)	In the event of a termination of Mr. Hendrix’s services to us due to his death or disability, and pursuant to his employment agreement with us, all unvested incentive equity and equity-based awards shall immediately vest and any time-based forfeiture restrictions shall immediately lapse; provided, however, that unvested equity-based awards that are intended to qualify as “performance based compensation” under Section 162(m) of the Code shall vest and be earned only upon achievement of the applicable performance goals.

In the event of a termination due to death or disability, and pursuant to the 2006 LTIP, unvested options shall immediately vest and become fully exercisable (and remain exercisable for one year), all unvested RSUs shall fully vest and become free of all restrictions and deferral limitations, and all performance awards (as defined in the 2006 LTIP) shall be considered to be earned and payable and any deferral or other restriction shall lapse. Under the terms of the Performance Share Unit Program, upon termination due to death or disability, a PSU award under the Performance Share Unit Program shall remain outstanding until the end of the performance period, and the participant shall be eligible to earn the number of shares of common stock in respect of an Award equal to the number of PSUs that the participant would have earned based on the level of achievement of the performance goal at the end of the performance period.

It is assumed for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at the 100% level for 2013 PSU awards, and at the 50% level for the 2014 and 2015 PSU awards by the end of the respective performance period, as estimated above in the table of Outstanding Equity Awards at 2015 Fiscal Year-End. Amounts would be payable at the end of the applicable performance period.

The value of unvested RSUs is based on the number of RSUs that would vest in the event of a termination due to death or disability multiplied by $19.90, which was the closing price of our common stock on December 31, 2015, the last trading day of the year.

For purposes of this table, we assume that each named executive officer died or became disabled on December 31, 2015.

(2)	Amounts represent the interests held as of December 31, 2015 in the asset pool of non-FBR securities under the 2012 Retention and Incentive Plan.

Payments Due Upon Termination Following Change in Control

Name	Cash Payment	Stock Awards (1)	Performance Share Unit Awards (1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Benefits	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	—	1,167,294	2,222,930	—	—	—	—	3,390,224
Bradley J. Wright	—	446,874	1,700,813	—	—	—	—	2,147,687
Kenneth P. Slosser	—	1,102,102	1,700,813	—	—	—	—	2,802,915
Adam J. Fishman	—	989,130	1,700,813	—	—	—	—	2,689,943
James C. Neuhauser	—	587,567	1,372,523	—	—	—	—	1,960,090

(1)	The value of unvested RSUs is based on the number of RSUs that would vest upon a change in control multiplied by $19.90, which was the closing price of our common stock on December 31, 2015, the last trading day of the year.

Unless an award agreement made under the 2006 LTIP states otherwise, upon a change in control, unvested options shall immediately vest and become fully exercisable, unvested RSUs subject to time based restrictions shall fully vest and become free of all restrictions and deferral limitations, and all performance awards (as defined in the 2006 LTIP) shall be considered to be earned and payable and any deferral or other restriction shall lapse.

Certain award agreements for our named executive officers state that the Compensation Committee shall determine the impact of a change in control, including whether RSUs and options will vest and become free of restrictions and deferral limitations or will be assumed or substituted for by the successor company.

For purposes of this table, if the Compensation Committee were to have determined that the RSUs and options subject to this provision were to be assumed or substituted for by the successor company, then Stock Awards amounts for this table would instead be zero.

(2)	Under the Performance Share Unit Program, upon a change in control, the performance period shall end and the Compensation Committee shall measure the level of achievement of the performance goal based on our company’s performance for the most recently completed fiscal quarter prior to such change in control. The number of PSUs earned by a participant shall be determined and fixed based on the greater of (A) our company’s actual performance (B) the level of achievement resulting in 50% of the PSUs being earned. The earned PSUs convert to time vested awards payable following the end of the restriction period, concurrent with the original performance period, subject to continued employment with our company through such date.

It is assumed for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at the 100% level for 2013 PSU awards, and at the 50% level for the 2014 and 2015 PSU awards by the end of the respective performance period, as estimated above in the table of Outstanding Equity Awards at 2015 Fiscal Year-End. Amounts would be payable at the end of the applicable original performance period.

Risk Management

We review our compensation practices to determine whether the risks arising from our compensation policies and practices would be reasonably likely to have a material adverse effect on our company. As part of this process, our management risk committee looks at how we allocate capital to each business unit and the internal monitoring and control systems in place for each business unit, and whether, in light of the foregoing, our incentive compensation arrangements with regard to each business unit has any features that might encourage inappropriate or excessive risk-taking that could threaten the value of our company. Our management risk committee has reviewed plan documentation, eligibility criteria, payout formulas and payment history, and how evaluation of business risk affects incentive plan performance measures and compensation decisions. Our management risk committee has discussed the results of this analysis with our Human Resources Group and our Executive Committee, and summarized the results for our Board of Directors.

Based upon these reviews, we have not identified any risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on our company.

We are a financial institution that engages in significant trading and capital market activities that are subject to market and other risks. Our company employs risk management practices, including trading limits, marking-to-market positions, stress testing and employment of models. The Compensation Committee understands and appreciates that equity incentive compensation can promote high-risk behavior if the incentives it creates for short-term performance are not properly aligned with the interests of our company over the long-term. The Compensation Committee believes that the structure of our company’s long-term equity incentive compensation appropriately mitigates the risk by directly aligning the recipients’ interests with those of our company. We use judgment and discretion rather than rely solely on formulaic results and do not use highly leveraged incentives that drive risky short-term behavior. Instead, we reward consistent and longer-term performance. Our long-term equity incentive compensation rewards long-term stock performance.

The Compensation Committee will continue to evaluate any new incentive arrangements for our named executive officers and will be involved in the design and assessment of our incentive arrangements to the extent appropriate or required under applicable law.

Compensation Committee Interlocks and Insider Participation

During our last completed fiscal year, Dr. Aggarwal and Messrs. Hynes, Reimers and Strome served on the Compensation Committee. None of these directors served, during our last fiscal year or in any prior year, as one of our officers or employees, except Mr. Strome, who was an employee of our company from 2001 to 2006. None of our executive officers served on the compensation committee or board of directors of any company that employed any member of the Board of Directors (including the Compensation Committee).

Compensation of Non-Employee Directors

As compensation for serving on our Board of Directors, each director who is not an employee of our company or an employee of any of our affiliates receives a retainer of $135,000 per year, provided that (i) the Lead Director receives a retainer of $185,000 per year and (ii) the Chairman of the Audit Committee receives a retainer of $160,000 per year. In each case, the retainer is paid, at the director’s election, in cash and/or equity-based compensation granted under our Amended and Restated 2006 Long-Term Incentive Plan (“2006 LTIP”), provided that no less than 50% of the retainer must be paid in equity-based compensation. Non-employee directors may, at their choice, receive options, restricted shares of common stock (“RS”) and/or restricted stock units (“RSUs”) as their equity-based compensation. Each RSU generally represents the right to receive one share of our common stock.

Mr. Hendrix did not receive any separate or additional compensation in 2015 for his service as a member of our Board of Directors. See our “Compensation Discussion and Analysis” beginning on page 6 and our executive compensation tables beginning on page 17 for a description of Mr. Hendrix’s 2015 compensation.

The annual compensation period for non-employee directors is the year between annual meetings of our shareholders. Options, RS or RSUs are granted annually at the time of the annual meeting. We pay the cash portion of the annual retainer in equal quarterly payments in arrears.

In 2015, each non-employee director (other than Mr. Patterson and Ms. Leopold Tilley) earned (i) a pro rata amount of the cash portion of his or her 2014-2015 annual retainer, if any, and (ii) a pro rata amount of the cash portion of his or her 2015-2016 annual retainer, if any. On June 16, 2015, each then non-employee director (Neither Mr. Patterson nor Ms. Leopold Tilley was a member of the Board of Directors at that time) became entitled to receive his or her 2015-2016 annual retainer, as follows: Dr. Aggarwal, one-half of her 2015-2016 annual retainer in RS granted on June 16, 2015, and one-half in cash payable as set forth above; Mr. Hynes, all of his 2015-2016 annual retainer in RS granted on June 16, 2015; Mr. Kraemer, one-half of his 2015-2016 annual retainer in RSUs granted on June 16, 2015, and one-half in cash payable as set forth above; Mr. Reimers, all of his 2015-2016 annual retainer in RS granted on June 16, 2015; and Mr. Strome, one-half of his 2015-2016 annual retainer in RSUs granted on June 16, 2015, and one-half in cash payable as set forth above. Accordingly, on June 16, 2015, Dr. Aggarwal was granted

2,993 RS and was scheduled to be paid $67,500 in cash, Mr. Hynes was granted 5,987 RS, Mr. Kraemer was granted 3,548 RSUs and was scheduled to be paid $80,000 in cash, Mr. Reimers was granted 8,204 RS and Mr. Strome was granted 2,993 RSUs and was scheduled to be paid $67,500 in cash. Upon his election to the Board of Directors on October 6, 2015, Mr. Patterson was awarded a grant of 2,500 RS as a new director grant, and elected to receive one-half of the pro rata portion of his 2015-2016 annual retainer in cash, and one-half in RS. Accordingly Mr. Patterson was granted an aggregate of 5,007 RS and was scheduled to receive $50,625 in cash payable as set forth above.

Upon her election to the Board on February 10, 2016, Ms. Leopold Tilley was awarded a grant of 2,500 RS as a new director grant, and elected to receive one-half of the pro rata portion of her 2015-2016 annual retainer in cash, and one-half in options. Accordingly Ms. Leopold Tilley was granted 9,800 options and was scheduled to receive $28,125 in cash payable as set forth above.

The unvested RSUs granted to Messrs. Kraemer and Strome each represent the right to receive one share of common stock, which right will vest in full on June 16, 2016 (“vested RSUs”). Vested RSUs are settled in shares of our company’s common stock one year from the date the director ceases to be a director. The RS granted to Dr. Aggarwal and Messrs. Hynes, Patterson and Reimers are outstanding shares of common stock that will vest on June 16, 2016. The options granted to Ms. Leopold Tilley are options to purchase shares of common stock that will vest and become exercisable on February 10, 2017. In each case, vesting of the applicable equity compensation award is subject to the applicable non-employee director’s continued service on the board through the one-year anniversary of the date of grant. The number of shares subject to the RSUs granted to Messrs. Kraemer and Strome, and the number of RS granted to Dr. Aggarwal and Messrs. Hynes and Reimers, was determined using the closing price of our company’s stock on the close of trading at June 16, 2015. The number of shares subject to the RS granted to Mr. Patterson was determined using the closing price of our company’s stock on the close of trading at October 6, 2015. The number of options granted to Ms. Leopold Tilley was determined using the Black-Scholes option pricing model using the closing price of FBR common stock as of February 10, 2016, the date of grant.

For information on the valuation of RS, RSUs and options, please refer to Note 11 in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

We do not pay our non-employee directors per meeting-attendance fees. We reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees and corporate events that directors may be asked to attend.

Non-Employee Director Compensation Table for 2015

The following table contains compensation information for our non-employee directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock/ Restricted Stock Unit Awards ($)(2)(3)(4)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Reena Aggarwal(4)	67,500	67,492	—	1,197	136,189
Thomas J. Hynes, Jr.(4)(6)	33,750	135,007	—	2,395	171,152
Richard A. Kraemer(4)	80,000	80,007	—	—	160,007
Allison M. Leopold Tilley(4)(7)	—	—	—	—	—
Mark R. Patterson(4)(8)	16,875	101,091	—	1,001	118,967
Arthur J. Reimers(4)(9)	—	185,000	—	3,282	188,282
William F. Strome(4)	67,500	67,492	—	—	134,992

(1)	Includes the cash portion, if any, of each director’s (i) 2014-2015 annual retainer for the time between January 1, 2015 and the 2015 annual meeting of our shareholders and (ii) 2015-2016 annual retainer for the time between the 2015 annual meeting of our shareholders and December 31, 2015.

(2)	Includes the aggregate grant date fair value of the portion of the 2015-2016 annual retainer that each non-employee director elected to receive in RS or RSUs.
(3)	Amounts relating to stock-based awards represent the aggregate grant date fair value of the stock-based award computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The discussion of the assumptions used for purposes of the valuation of RS and RSUs granted for fiscal year 2015 appears in Note 11 in the notes to our consolidated financial statements included in our 2015 Annual Report on Form 10-K.
(4)	The number of shares of RS that have been awarded and are outstanding under the 2006 LTIP to our non-employee directors includes: Dr. Aggarwal — 2,993 shares of RS, Mr. Hynes — 5,987 shares of RS, Ms. Leopold Tilley — 2,500 shares of RS, Mr. Patterson — 5,007 shares of RS, and Mr. Reimers — 8,204 shares of RS. The number of RSUs that have been awarded and are outstanding under the 2006 LTIP to our non-employee directors includes: Dr. Aggarwal — 2,500 RSUs, Mr. Hynes — 17,538 RSUs, Mr. Kraemer — 24,634 RSUs, Mr. Reimers — 7,755 RSUs, and Mr. Strome — 7,451 RSUs. The number of options that have been awarded and are outstanding under the 2006 LTIP to our non-employee directors includes: Mr. Hynes — 16,700 options, Mr. Kraemer — 20,759 options, Ms. Leopold Tilley — 9,800 options and Mr. Reimers — 24,651 options.
(5)	Includes dividend payments on RS that were unvested as of December 31, 2015.
(6)	Mr. Hynes elected to receive 100% equity compensation for his 2015-2016 annual retainer, all of which was granted in June 2015. Cash compensation received in 2015 was for the cash compensation portion of his 2014-2015 annual retainer.
(7)	Ms. Leopold Tilley was elected to the Board of Directors in February 2016, and at that time in addition to the option compensation portion of her annual retainer, Ms. Leopold Tilley received a new director grant of 2,500 RS. Ms. Leopold Tilley did not receive any of the cash compensation portion of her retainer in 2015.
(8)	Mr. Patterson was elected to the Board of Directors in October 2015, and in addition to the equity compensation portion of his annual retainer, Mr. Patterson received a new director grant of 2,500 RS. Mr. Patterson did not receive any of the cash compensation portion of his retainer in 2015.
(9)	Mr. Reimers elected to receive 100% equity compensation for his 2014-2015 annual retainer, all of which was granted in June 2014. Mr. Reimers elected to receive 100% equity compensation for his 2015-2016 annual retainer, all of which was granted in June 2015.

COMPENSATION COMMITTEE REPORT

The following report is submitted by the Compensation Committee of the Board of Directors of FBR & Co. (the “Company”), which is composed of five independent directors, Messrs. Reimers, Hynes, Patterson, Strome and Dr. Aggarwal. The Board of Directors has concluded that each member of the Compensation Committee is independent, and that during 2015 each member of the Compensation Committee was independent, in each case according to the independence standards set forth in the NASDAQ listing standards and our company’s Corporate Governance Guidelines.

The Compensation Committee oversees our company’s compensation program on behalf of the Board of Directors. During 2015, the Compensation Committee met six (6) times. In fulfilling its oversight duties, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this report.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in the proxy statement and the Annual Report on Form 10-K for our fiscal year ended December 31, 2015. The report of the Compensation Committee set forth in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this report by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that our company specifically incorporates this information by reference.

Respectfully submitted,

Arthur J. Reimers, Chairman
Reena Aggarwal
Thomas J. Hynes, Jr.
Allison M. Leopold Tilley
Mark R. Patterson
William F. Strome

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Management

The following table shows the number of shares of our common stock known by us to be beneficially owned at April 22, 2016, by each director, each nominee for director, each named executive officer and all directors and executive officers as a group.

For purposes of the table below, beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless indicated otherwise in the footnotes to the table below, each individual has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

	FBR & Co.
	Common Stock
Name of Beneficial Owners	Shares Beneficially Owned		Percent of Class(1)
	(#)
Richard J. Hendrix	407,160	(2)	5.4%
Bradley J. Wright	54,580	(3)	*
Kenneth P. Slosser	81,873	(4)	1.1%
Adam J. Fishman	144,481	(5)	2.0%
James C. Neuhauser	79,824	(6)	1.1%
Reena Aggarwal	17,547	(7)(13)	*
Thomas J. Hynes, Jr.	27,844	(8)(13)	*
Richard A. Kraemer	29,878	(9)(13)	*
Allison M. Leopold Tilley	2,500	(10)	*
Mark R. Patterson	215,042	(11)	2.9%
Arthur J. Reimers	121,036	(12)(13)	1.7%
William F. Strome	6,637	(13)	*
All executive officers and directors of FBR as a group(12 persons)	1,188,402		15.8%

*	Less than 1%.

(1)	Based on 7,303,950 shares of our company’s common stock outstanding as of April 22, 2016. Shares of our company’s common stock subject to options and currently exercisable, or exercisable within 60 days of April 22, 2016, are deemed outstanding for computing the percentage of the class owned by the person holding such options but are not deemed outstanding for computing the percentage of the class owned by any other person. Shares of our company’s common stock subject to restrictions (RS and RSUs) that entitle holders to receive unrestricted shares of common stock within 60 days of April 22, 2016 are deemed outstanding for computing the percentage of the class owned by the person holding such RS and RSUs but are not deemed outstanding for computing the percentage of the class owned by any other person.
(2)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hendrix includes 187,500 shares of our common stock issuable to Mr. Hendrix upon exercise of options that are currently exercisable or exercisable within 60 days of April 22, 2016. Does not include up to 60,938 of PSUs held by Mr. Hendrix with a restriction period that ended on March 31, 2016. Based on financial performance in the first quarter of 2016, we expect that 41,930 of the 60,938 PSUs granted to Mr. Hendrix in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.
(3)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Wright includes 12,500 shares of our common stock issuable to Mr. Wright upon exercise of options that are currently exercisable or exercisable within 60 days of April 24, 2015 and 4,168 RSUs (subject to tax withholding) that are vesting within 60 days of April 22, 2016. Does not include up to 50,625 of PSUs held by Mr. Wright with a restriction period that ended on March 31, 2016. Based on financial performance in the first quarter of 2016, we expect that 34,834 of the 50,625 PSUs granted to Mr. Wright in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.
(4)	Does not include up to 50,625 of PSUs held by Mr. Slosser with a restriction period that ended on March 31, 2016. Based on financial performance in the first quarter of 2016, we expect that 34,834 of the 50,625 PSUs granted to Mr. Slosser in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.
(5)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Fishman includes 25,000 shares of our common stock issuable to Mr. Fishman upon exercise of options that are currently exercisable or exercisable within 60 days of April 22, 2016 and 8,334 RSUs (subject to tax withholding) that are vesting within 60 days of April 22, 2016. Does not include up to 50,625 of PSUs held by Mr. Fishman with a restriction period that ended on March 31, 2016. Based on financial performance in the first quarter of 2016, we expect that 34,834 of the 50,625 PSUs granted to Mr. Fishman in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.
(6)	The number does not include 1,529 shares of our common stock owned by Mr. Neuhauser’s spouse, with respect to which Mr. Neuhauser disclaims beneficial ownership. Does not include up to 43,125 of PSUs held by Mr. Neuhauser with a restriction period that ended on March 31, 2016. Based on financial performance in the first quarter of 2016, we expect that 29,673 of the 43,125 PSUs granted to Mr. Neuhauser in 2013 vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.
(7)	The number of shares of our company’s common stock shown as beneficially owned by Dr. Aggarwal includes 2,993 shares of RS that are vesting within 60 days of April 22, 2016.
(8)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hynes includes 5,987 shares of RS that are vesting within 60 days of April 22, 2016 and 16,700 shares of our common stock issuable to Mr. Hynes upon exercise of options that are currently exercisable or exercisable within 60 days of April 22, 2016.
(9)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Kraemer includes 20,759 shares of our common stock issuable to Mr. Kraemer upon exercise of options that are currently exercisable or exercisable within 60 days of April 22, 2016.
(10)	The number of shares of our company’s common stock shown as beneficially owned by Ms. Leopold Tilley includes 2,500 shares of RS that will vest on February 10, 2017.
(11)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Patterson includes 5,007 shares of RS that will vest on October 6, 2016.
(12)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Reimers includes 24,651 shares of our common stock issuable to Mr. Reimers upon exercise of options that are currently exercisable or exercisable within 60 days of April 22, 2016, and includes 8,204 shares of RS that are vesting within 60 days of April 22, 2016.
(13)	The number of shares of common stock beneficially owned by each of our non-employee directors and director nominees does not include the non-employee director RSUs that have been awarded under the 2006 LTIP, in the following amounts: Dr. Aggarwal — 2,500 RSUs, Mr. Hynes — 17,538 RSUs, Mr. Kraemer — 24,634 RSUs, Mr. Reimers — 7,755 RSUs and Mr. Strome — 7,451 RSUs. We describe director compensation in detail in “Our Board of Directors, its Committees and Corporate Governance — Compensation of Non-Employee Directors.”

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

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned		Percent of Class(1)
NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, California 90067	Common Stock	801,397	(2)	11.0%
Boston Partners One Beacon Street Boston, Massachusetts 02108	Common Stock	600,180	(3)	8.2%
Voce Capital Management LLC 600 Montgomery Street, Suite 210 San Francisco, California 94111	Common Stock	387,025	(4)	5.3%

(1)	Based on 7,303,950 shares of our company’s common stock outstanding as of April 22, 2016.
(2)	This information is based on a Schedule 13G/A report filed with the SEC by NWQ Investment Management Company, LLC (“NWQ”) on February 12, 2016. The number of shares of our company’s common stock shown as beneficially owned by NWQ includes 801,397 shares over which NWQ has sole voting power and 801,397 shares over which NWQ has sole dispositive power. NWQ may have acquired or sold shares of our company’s common stock since the report on Schedule 13G/A was filed with the SEC on February 12, 2016.
(3)	This information is based on a Schedule 13G/A report filed with the SEC by Boston Partners on February 11, 2016. The number of shares of our company’s common stock shown as beneficially owned by Boston Partners includes 342,197 shares over which Boston Partners has sole voting power and 600,180 shares over which Boston Partners has sole dispositive power. Boston Partners may have acquired or sold shares of our company’s common stock since the report on Schedule 13G/A was filed with the SEC on February 11, 2016.
(4)	This information is based on a Schedule 13D report filed with the SEC by Voce Capital Management LLC on April 18, 2016. The number of shares of our company’s common stock shown as beneficially owned by Voce Capital Management LLC includes 387,025 shares over which Voce Capital Management LLC has sole voting power and 387,025 shares over which Voce Capital Management LLC has sole dispositive power. Voce Capital Management LLC may have acquired or sold shares of our company’s common stock since the report on Schedule 13D was filed with the SEC on March 21, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2015, information with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(#)		($)	(#)
Equity Compensation Plans Approved by Shareholders	460,793	(1)	$21.49	1,920,759
	2,482,172	(2)	N/A
Equity Compensation Plans Not Approved by Shareholders	—		—	—

Total	2,942,965		$21.49	1,920,759

(1)	Represents stock options.
(2)	Represents 22,468 shares of RS and 2,459,704 RSUs. Assumes that all applicable performance targets will be met, and as a result, performance-based RSUs will vest. Based on financial performance in the first quarter of 2016, we expect that an aggregate of 258,028 of the 375,000 PSUs granted in 2013 under our 2013 Performance Share Unit Program vested on March 31, 2016 based on achievement at the 68.8% level of performance goals related to the compound annual growth rate of our company’s net worth between April 1, 2013 and March 31, 2016, as disclosed in the 2014 proxy statement. The actual number of vesting PSUs will be determined upon certification of performance criteria by the Compensation Committee following the filing of our quarterly report on Form 10-Q for the first quarter of 2016.

Actual financial performance as of fiscal year-end 2015 indicates that achievement of the applicable performance goals applicable to the 507,663 PSUs granted in 2014 and 2015 is improbable, and thus it is likely that those PSUs will be forfeited. In total, therefore, we believe it is likely that an aggregate of 624,635 PSUs granted in 2013, 2014 and 2015 will be forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Executive Officers, Directors and Other Related Persons

On March 17, 2015, we entered into a transaction to repurchase 472,878 shares of our common stock held by BCM Weston, LP (“BCM”), 63,022 shares held by Locorr Long/Short Equity (“Locorr”), 3,428 shares held by BCM Weston Accredited LP (“BCM Accredited”), and 123,552 shares held by Eric F. Billings (“EFB”, and together with BCM, BCM Accredited and Locorr, the “Selling Shareholders”), all at a price of $24.91 per share, which represented a $0.25 discount to the closing price of our common stock on March 16, 2015, the date immediately preceding the transaction date. The Selling Shareholders constituted a group that collectively owned in excess of 5% of our outstanding stock at the time of the transaction.

In transactions that complied with our Stock Ownership Guidelines discussed below on page 15: on March 13, 2015, Mr. Hendrix, sold to our company, and our company repurchased, 16,500 shares of common stock held by Mr. Hendrix at a price of $25.08 per share, the closing price of our common stock as reported on the NASDAQ on that day, for an aggregate purchase price of $413,812.

Margret L. Nedelkoff, the wife of Mr. Neuhauser, was hired in 2004 and was employed through May 8, 2015 by FBR Capital Markets & Co., as a Managing Director and Head of Corporate Strategy and Business Development in FBR’s Investment Banking Division. Subsequent to her departure, she served as a consultant on various strategy-related projects. During 2015, Ms. Nedelkoff was paid an aggregate compensation of $198,856, including base salary, cash bonus and consulting fees. Mr. Neuhauser did not have any role in determining the compensation paid to his wife. Ms. Nedelkoff’s employment compensation was determined jointly by our Head of Investment Banking, Kenneth P. Slosser, and our Chief Financial Officer, Bradley J. Wright. Ms. Nedelkoff’s consulting compensation was determined jointly by our Chairman and Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright.

On June 16, 2015, we entered into a new employment agreement with Richard J. Hendrix, Chairman of the Board of Directors, Chief Executive Officer and President. For a description of the employment agreement, please see “Employment Agreement with our Chief Executive Officer” on page 21.

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

The terms of the agreements and transactions described under “Transactions with Executive Officers, Directors and Other Related Persons” were reviewed and approved or ratified in accordance with our Related Party Transaction Policy.

Pursuant to its charter, the Nominating and Corporate Governance Committee also periodically reviews our conflict of interest policies as set forth in our Statement of Business Principles concerning directors and executive officers, and reviews with management our procedures for implementing and monitoring compliance with the conflict of interest policies.

Certain of our executive officers and directors may invest their personal funds in amounts that exceed $120,000 in securities underwritten by FBR Capital Markets & Co., or otherwise engage in transactions in the ordinary course of business involving goods and services provided by FBR Capital Markets & Co. and its affiliates, such as brokerage services, on the same terms and with the same conditions as those offered or provided to non-affiliated third parties. These transactions are reviewed in accordance with the policy stated above.

Independence of our Board of Directors

Our Corporate Governance Guidelines specify that an “independent” director is a director who meets the independence requirements of the NASDAQ listing standards, as then in effect, and of such additional guidelines as our Board may have adopted or may adopt in the future. These standards provide a baseline for determining the independence of members of the Board. The independence standards used by our Board are detailed in our Corporate Governance Guidelines, which are available on our website at www.fbr.com under “Investor Relations.”

In making affirmative independence determinations, our Board broadly considers all relevant facts and circumstances, including, among other factors, the extent to which we make charitable contributions to tax exempt organizations with which the director, or director’s immediate family member, is affiliated. Using these criteria, the Board has affirmatively determined that the following directors have had no material relationship with our company and are independent under the NASDAQ listing standards and our Corporate Governance Guidelines: Dr. Aggarwal, Mr. Hynes, Mr. Kraemer, Ms. Leopold Tilley, Mr. Mark R. Patterson, Mr. Reimers and Mr. Strome. There were no other transactions, relationships or arrangements not otherwise disclosed herein that were considered by our Board when determining whether each director and nominee for director is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The independent registered public accounting firm of our company and its subsidiaries from the beginning of fiscal year 2014 through the date of filing of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was PricewaterhouseCoopers LLP (“PwC”).

The independent registered public accounting firm of our company and its subsidiaries beginning with our second fiscal quarter ended June 30, 2014 was BDO USA, LLP (“BDO”). Aggregate fees for professional services rendered to us and our subsidiaries by BDO for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
Fee Type	2015	2014
Audit Fees	$528	$476
Audit-Related Fees	27	26
Tax Fees	—	—
All Other Fees	—	—

Total	$555	$502

Audit Fees

Audit Fees represent the aggregate fees billed for each of our last two fiscal years for professional services rendered by BDO for the audit of our consolidated financial statements, the audit of the financial statements of our subsidiaries, the audit of the effectiveness of our internal control over financial reporting, the review of the financial statements included in our Quarterly Reports on Form 10-Q, and other services that are provided by BDO in connection with the statutory and regulatory filings that we and our subsidiaries are required to make, issuances of consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees

Audit-Related Fees represent the aggregate fees billed for each of our last two fiscal years for professional services rendered by BDO for the audit of our employee’s 401(k) benefit plan.

All Other Fees

All Other Fees represent the aggregate fees billed in each of our last two fiscal years for products and services provided by BDO other than the services reported in “Audit Fees,” “Audit-Related Fees” and “Tax Fees” in the table above.

Audit Committee Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to review and, if appropriate, pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee pre-approved all of the services provided by BDO to our company and our subsidiaries during our fiscal year ended December 31, 2015.

Change in Auditors

On April 16, 2014, the Audit Committee of our Board of Directors approved the dismissal of PwC as our independent registered public accounting firm and the engagement of BDO as our independent registered public accounting firm effective upon completion of PwC’s review of our company’s financial statements for our fiscal quarter ended March 31, 2014.

The audit reports of PwC on our consolidated financial statements as of and for the years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The audit reports of PwC on the effectiveness of internal control over financial reporting as of December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During our fiscal years ended December 31, 2013 and 2012, and through April 16, 2014, there were no (a) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports; or (b) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

During our fiscal years ended December 31, 2013 and 2012, and through April 16, 2014, we did not consult with BDO with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might have been rendered on our company’s consolidated financial statements; or (b) any matters that were either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

FBR & CO.

Date: April 29, 2016	By:	/s/ Richard J. Hendrix
Richard J. Hendrix
Chief Executive Officer