Form 10-Q
period 2016-03-31
FBR & Co.
filed 2016-05-05
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 29, 2016 was 7,310,439 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$52,783	$70,067
Receivables:
Securities borrowed	849,937	685,037
Due from brokers, dealers and clearing organizations	10,981	5,513
Customers	1,467	1,429
Other	6,401	5,895
Financial instruments owned, at fair value	69,318	94,923
Other investments, at cost	6,539	6,539
Goodwill and intangible assets	6,142	6,273
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	14,466	15,071
Deferred tax assets, net of valuation allowance	44,642	37,497
Prepaid expenses and other assets	5,367	5,172
Total assets	$1,068,043	$933,416

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$850,457	$687,443
Financial instruments sold, not yet purchased, at fair value	2,177	1,934
Accrued compensation and benefits	3,476	13,325
Accounts payable, accrued expenses and other liabilities	17,433	19,947
Total liabilities	873,543	722,649

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,303,530 and 6,795,342 shares issued and outstanding, respectively	7	7
Additional paid-in capital	263,537	259,011
Restricted stock units	20,077	35,929
Accumulated deficit	(89,121)	(84,180)
Total shareholders’ equity	194,500	210,767
Total liabilities and shareholders’ equity	$1,068,043	$933,416

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Investment banking:
Capital raising	$2,530	$9,284
Advisory	1,620	3,391
Institutional brokerage	12,184	12,243
Net investment (loss) income	(918)	3,350
Interest	8,364	6,985
Dividends and other	123	271
Total revenues	23,903	35,524
Interest expense	6,003	8,429
Revenues, net of interest expense	17,900	27,095

Non-interest expenses:
Compensation and benefits	17,995	17,955
Occupancy and equipment	3,333	3,058
Communications	2,554	3,011
Professional services	1,620	2,373
Business development	1,614	1,888
Clearing and brokerage fees	1,284	1,223
Other operating expenses	1,585	1,430
Total non-interest expenses	29,985	30,938
Loss before income taxes	(12,085)	(3,843)
Income tax benefit	(6,631)	(1,321)
Net loss	$(5,454)	$(2,522)

Loss per share:
Basic loss per share	$(0.72)	$(0.29)
Diluted loss per share	$(0.72)	$(0.29)

Basic weighted average shares outstanding (in thousands)	7,567	8,827
Diluted weighted average shares outstanding (in thousands)	7,567	8,827
Cash dividends declared per common share	$0.20	$—

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(5,454)	$(2,522)
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investment securities, net of taxes of $0 and $28, respectively	—	(44)
Comprehensive loss	$(5,454)	$(2,566)

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2014	8,389	$8	$302,720	$34,353	$44	$(76,719)	$260,406
Net loss	—	—	—	—	—	(7,461)	(7,461)
Common stock dividends	—	—	(3,710)	—	—	—	(3,710)
Issuance of common stock, net of forfeitures	494	1	8,147	(5,680)	—	—	2,468
Repurchase of common stock	(1,950)	(2)	(45,217)	—	—	—	(45,219)
Repurchase of common stock for employee tax withholding	(138)	—	(3,113)	—	—	—	(3,113)
Stock compensation expense for options granted to purchase common stock	—	—	184	—	—	—	184
Issuance of restricted stock units	—	—	—	7,256	—	—	7,256
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	(44)	—	(44)
Balances at December 31, 2015	6,795	$7	$259,011	$35,929	$—	$(84,180)	$210,767
Net loss	—	—	—	—	—	(5,454)	(5,454)
Common stock dividends	—	—	(1,615)	—	—	—	(1,615)
Issuance of common stock, net of forfeitures	1,054	—	15,194	(15,046)	—	—	148
Repurchase of common stock	(152)	—	(2,657)	—	—	—	(2,657)
Repurchase of common stock for employee tax withholding	(393)	—	(6,463)	—	—	—	(6,463)
Stock compensation expense for options granted to purchase common stock	—	—	67	—	—	—	67
Issuance of restricted stock units	—	—	—	(806)	—	—	(806)
Cumulative adjustment for change in accounting principle	—	—	—	—	—	513	513
Balances at March 31, 2016	7,304	$7	$263,537	$20,077	$—	$(89,121)	$194,500

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(5,454)	$(2,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	920	778
Deferred income taxes	(6,631)	(1,321)
Net investment loss (income)	918	(3,350)
Stock compensation	(591)	2,309
Other	717	118
Changes in operating assets:
Receivables:
Securities borrowed	(164,900)	(153,397)
Brokers, dealers and clearing organizations	(5,468)	3,847
Customers	(182)	998
Affiliates	(269)	133
Interest, dividends and other	(641)	(192)
Trading securities	2,956	13,066
Prepaid expenses and other assets	(197)	(93)
Changes in operating liabilities:
Securities loaned	163,014	157,192
Trading account financial instruments sold, not yet purchased	1,251	(4,010)
Accounts payable, accrued expenses and other liabilities	(852)	2,489
Accrued compensation and benefits	(9,824)	(21,848)
Net cash used in operating activities	(25,233)	(5,803)
Cash flows from investing activities
Proceeds from sales of and distributions from investments	21,726	5,283
Settlement of financial instruments sold, not yet purchased	(1,134)	—
Purchase of securities lending business	(1,332)	(1,101)
Purchases of furniture, equipment, software, and leasehold improvements	(287)	(957)
Due from brokers, dealers and clearing organizations	—	(220,942)
Financial instruments sold, not yet purchased	—	215,074
Purchases of investment securities and other investments	—	(750)
Net cash provided by (used in) investing activities	18,973	(3,393)
Cash flows from financing activities
Repurchases of common stock	(9,120)	(25,849)
Proceeds from sales of common stock	—	130
Dividends paid	(1,904)	—
Net cash used in financing activities	(11,024)	(25,719)
Cash and cash equivalents
Net decrease in cash and cash equivalents	(17,284)	(34,915)
Cash and cash equivalents, beginning of period	70,067	108,962
Cash and cash equivalents, end of period	$52,783	$74,047
Supplemental cash flows disclosures
Interest payments	$6,003	$4,974
Non-cash investing and financing activities
Dividends payable	$491	$—

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).

During the first quarter of 2016, based on changes in the Company’s business profile since its IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, the Company revised its segment reporting structure.  Beginning with the first quarter of 2016, the Company’s investment activities are included together with its other capital markets activities and not as a separate reportable segment.  In making this change the Company considered the diminished level of its investment balances, the relative insignificance of its investment-related revenues compared to total revenues and the nature of the financial information used by the Company’s Chief Operating Decision Maker (“CODM”).  In this case, as a result of changes in capital allocation, the Company’s investment assets have decreased to represent approximately 6% of total assets as of March 31, 2016.  Redemptions and distributions that are in process are expected to reduce investment assets further during 2016. Investment-related revenues are not a significant element of the Company’s total revenues ranging from 3% to 4% of the Company’s total revenues net of interest expense over the past three years.  In addition to the above, while the Company’s CODM reviews investment-related returns, there are no specific resource or overhead allocations made to investment activities separate from the Company as a whole.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”). This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-05 in the first quarter of 2016 with no material impact on its consolidated financial statements or disclosures.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, it expects that upon adoption it will recognize ROU assets and lease liabilities and that the amounts could be material.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”).  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. All tax benefits and deficiencies related to share-based payments will be recognized and recorded through the statement of operations for all awards settled or expiring after the adoption of ASU 2016-09. Currently, tax benefits in excess of compensation costs ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls and then to the statement of operations. ASU 2016-09 will also require, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Additionally, ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

The Company adopted ASU 2016-09 in the first quarter of 2016 resulting in the recording of a cumulative adjustment to accumulated deficit and deferred tax assets related to previously unrecognized tax benefits related to stock compensation awards of $513. Additionally, for the three months ended March 31, 2016, the Company recognized a discrete tax benefit of $970 reflecting the recognition of excess tax benefits related to the vesting of stock compensation awards during the three months ended March 31, 2016. The adoption of the other provisions of the ASU did not have a significant impact on the Company’s financial statements as of, or for the three months ended March 31, 2016.

2. Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The FASB’s ASC 820 “Fair Value Measurement” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of March 31, 2016 and December 31, 2015. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2016	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$11,080	$4,510	$—	$6,570
Convertible and fixed income debt instruments	—	—	—	—
	11,080	4,510	—	6,570
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	8,390	—	—	8,390
Warrants	140	—	—	140
	8,530	—	—	8,530
Total	19,610	$4,510	$—	$15,100
Investment funds valued at net asset value(1)	49,708
Total financial instruments owned, at fair value	$69,318
Financial instruments sold, not yet purchased, at fair value:
Marketable and non-public equity securities	2,176	2,176	—	—
Convertible and fixed income debt instruments	1	—	1	—
Total	$2,177	$2,176	$1	$—

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of March 31, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $15,100, or 1.4% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of March 31, 2016:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$14,960	Over-the-counter trading activity	$0.44 - $14.10/share	$11.25
Black-Scholes	$140	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.3%	1.3%

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

As of December 31, 2015, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $16,505, or 1.8% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2015:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$16,069	Over-the-counter trading activity	$0.44 - $14.10/share	$11.13
Black-Scholes	$436	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.9%	1.9%

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

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and 2015, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Three Months Ended March 31,
	2016	2015
	Trading Securities	Trading Securities
Beginning balance, January 1,	$16,505	$3,188
Total net losses (realized/unrealized) included in earnings	(260)	(303)
Purchases	11,140	13,420
Sales/distributions	(12,285)	(13,420)
Transfers out of Level 3	—	(29)
Ending balance, March 31,	$15,100	$2,856
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(143)	$(303)

There were no transfers into or out of Level 1, 2, and 3 during the three months ended March 31, 2016. During the three months ended March 31, 2015, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three months ended March 31, 2016 and 2015, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
	2016	2015
Total gains and losses included in earnings for the period:
Institutional brokerage	$55	$1
Net investment loss	(315)	(304)
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$172	$1
Net investment loss	(315)	(304)

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

During the three months ended March 31, 2016 and 2015, except for the impact of the scheduled payment of contingent consideration payable, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During the three months ended March 31, 2016, the Company made a final contingent consideration payment of $1,332 related to its 2014 acquisition of a securities lending business.  As of March 31, 2016, the Company has no contingent consideration obligations payable.

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2016, and December 31, 2015, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiaries that are classified as trading securities.  These investments are designated as trading based on the Company’s intent at the time of designation.  In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiaries as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  During the three months ended March 31, 2016 and 2015, the Company did not make any such elections.  Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended
	March 31,
	2016	2015
Net (loss) gain recognized on trading securities	$(512)	$2,691
Less: Net loss (gain) recognized on trading securities sold during the period	197	(24)
Unrealized (loss) gain recognized on trading securities still held at the reporting date	$(315)	$2,667

As part of the Company’s investing activities, during the three months ended March 31, 2015, the Company entered into two short sales, totaling $200,000 face value, of 4.625% U.S. Treasury securities maturing in November 2016. These two short sales were settled in the third quarter of 2015.  During 2014, the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security maturing in May 2016, which was settled in the fourth quarter of 2015.  During the three months ended March 31, 2015, the Company incurred $3,197 of interest expense related to these transactions.

Fair Value of the Investments Valued at NAV

As of March 31, 2016 and December 31, 2015, the Company had $49,708 and $66,602, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$26,270	$—	$38,972	$—
Multi-strategy	14,524	—	18,930	—
Private equity funds	8,914	212	8,700	212
Total	$49,708	$212	$66,602	$212

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

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates.  As of March 31, 2016, 46% of the fair value of the Company’s fund investments, or $18,942 of the hedge funds, was redeemable on either a monthly or quarterly basis with notice periods of 60 days or less, 54% of the fair value, or $21,852 of the hedge funds, was redeemable on a quarterly basis with notice periods of between 90 days and 180 days.  During the three months ended March 31, 2016, the Company received $16,487 of proceeds from hedge fund redemptions.  As of March 31, 2016, the Company had initiated redemptions or received notices of distributions for approximately $24,000 of the fair value of the hedge funds.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2016 it was estimated that these funds will be liquidated in the next three years.

Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component for the three months ended March 31, 2015 along with detail regarding reclassifications from other comprehensive income. All such reclassifications from other comprehensive income are included in net investment income in the Company’s consolidated statements of operations.  As of March 31, 2016 and during the three months then ended, there was no accumulated other comprehensive income or reclassifications from other comprehensive income.

Three Months Ended March 31,
2015
Accumulated other comprehensive income, beginning balance	$44
Other comprehensive income before reclassifications	—
Amounts reclassified from other comprehensive income	(44)
Accumulated other comprehensive income, at period end	$—

Three Months Ended March 31,
2015
Reclassifications from other comprehensive income:
Realized gains on sale of securities	$44

Other Investments, at Cost

Other investments consist of non-public equity securities of $6,539 as of each of March 31, 2016 and December 31, 2015.  The Company evaluates its non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016 and 2015, there were no sales of investments carried at cost.

3. Securities Lending:

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As of March 31, 2016 and December 31, 2015, and during the three months and year then ended, respectively, all collateral received or paid was in the form of cash.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2016 and December 31, 2015:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
As of March 31, 2016
Securities borrowed	$849,937	$—	$849,937	$849,937	$—
Securities loaned	$850,457	$—	$850,457	$850,457	$—
As of December 31, 2015
Securities borrowed	$685,037	$—	$685,037	$685,037	$—
Securities loaned	$687,443	$—	$687,443	$687,443	$—

_________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

4. Goodwill and Intangible Assets:

Goodwill

As of both March 31, 2016 and December 31, 2015, goodwill totaled $3,829 with no accumulated impairment loss.  The Company performs its annual assessments of goodwill impairment during the third quarter. Based on the Company’s assessments, no impairment charges were recognized during the three months ended March 31, 2016 or 2015.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	March 31,	December 31,
	2016	2015
Customer relationships	$3,006	$3,006
Accumulated amortization	(693)	(562)
Net	$2,313	$2,444

These intangible assets will be amortized over their estimated useful lives, of three to seven years, on a straight-line basis.  For the three months ended March 31, 2016 and 2015, amortization expense recognized was $131 and $89, respectively.

5. Income Taxes:

During the three months ended March 31, 2016 and 2015, the Company recorded tax benefits of $6,631 and $1,321, respectively.  The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 54.9% and 34.4%, respectively.  For the three months ended March 31, 2016, the effective tax rate differed from statutory tax rates primarily due to the effects of adopting the guidance in ASU 2016-09 which requires the tax effects of share based awards to be treated as discrete items in the interim period in which the windfalls or shortfalls occur.  During the first quarter of 2016, windfalls of $970 were included in the Company’s income tax benefit.  For the three months ended March 31, 2015, the effective tax rate differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

At March 31, 2016, the Company’s net deferred tax assets totaled $44,642. Consistent with the Company’s conclusion at December 31, 2015, based on its application of the guidance in ASC 740, the Company continues to maintain a valuation allowance of $344 against state capital loss carryforwards based on the Company’s conclusion that it was more likely than not that the benefits of these assets would not be realized in the future.  The Company has not established a valuation allowance against the remaining deferred tax assets since the Company believes that, based on its cumulative results over the prior twelve quarters, its continued expense discipline, its forecasted operating results and strong balance sheet, it is more likely than not that the Company will generate sufficient future taxable income to realize the remaining deferred tax assets. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income. However, because future events may adversely affect the Company’s performance and its realization of forecasted results, a valuation allowance may need to be established in the future, which likely would have a material effect on the Company’s results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date.

6. Regulatory Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”) and MLV & Co. LLC (“MLV”), the Company’s broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2016, FBRCM had net capital of $40,755, which was $39,454 in excess of its required net capital of $1,301.  In addition, MLV had net capital of $344, which was $94 in excess of its required net capital of $250.

7. Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and RSUs that are subject to forfeiture.  Due to the Company’s reported net losses for the three months ended March 31, 2016 and 2015, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods.  The following tables present the computations of basic and diluted income per share for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,567	7,567	8,827	8,827
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—
Weighted average common and common equivalent shares outstanding (in thousands)	7,567	7,567	8,827	8,827
Net loss applicable to common stock	$(5,454)	$(5,454)	$(2,522)	$(2,522)
Net loss per common share	$(0.72)	$(0.72)	$(0.29)	$(0.29)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock Options—Employees and directors	393	851
Stock Options—Non-employee	32	32
Restricted Stock, unvested	25	12
Restricted Stock Units, unvested (1)	1,127	2,015
Total	1,577	2,910

(1)

Restricted stock units include 507,663 units that vest based on both individual service requirements and the achievement of specified performance goals.  These contingently issuable units will only be included in diluted earnings per share based on the number of shares, if any, that would be issuable based on the performance goals if the end of the reporting period was the end of the performance period.  Based on the Company’s assessment of these awards, as of March 31, 2016, the Company does not believe that the minimum performance thresholds will be met during the performance periods.

8. Commitments and Contingencies:

Litigation

As of March 31, 2016, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On March 30, 2016, the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York, was dismissed in its entirety. The Court ruled that the operative amended complaint, filed on January 23, 2015, failed to allege any material misstatements. As previously disclosed, the Second Amended Complaint asserted claims against all the underwriters, including FBRCM, under Sections 11 and 12 of the Securities Act in connection with offerings in September and December 2013.  In plaintiffs’ opposition to Defendants motions to dismiss, the plaintiffs requested leave to amend their complaint for a third time, if the court granted the dismissal.  The court has set a May 23, 2016 deadline for the plaintiffs to file a motion seeking leave to amend.  If the plaintiffs fail to make a motion, or the court denies the motion, the dismissal of the Second Amended

Complaint will be with prejudice.  Regional Management continues to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of March 31, 2016.

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

9. Shareholders’ Equity:

Share Repurchases

During the three months ended March 31, 2016, the Company repurchased 152,316 shares of its common stock in open market transactions at weighted average share prices of $17.45 per share for a total cost of $2,657. During the three months ended March 31, 2015, the Company repurchased 955,796 shares of its common stock in open market or privately negotiated transactions at weighted average share prices of $24.85 per share for a total cost of $23,749. As of March 31, 2016, the Company had remaining authority to repurchase 847,684 additional shares.

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three months ended March 31, 2016, the Company purchased 393,362 shares of common stock at weighted average share prices of $16.43 per share for a total cost of $6,463 for this purpose. During the three months ended March 31, 2015, the Company purchased 71,000 shares of common stock at a weighted average share price of $25.68 per share for a total cost of $1,823 for this purpose.

Dividends

Since January 1, 2015, our Board of Directors has declared cash dividends on our common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of March 31, 2016, the Company had $491 of dividends payable related to such unvested RSUs and restricted shares. With respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

FBR & Co Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2016 and 2015, the Company recognized compensation expense of $64 and $83, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Stock Options	$4	$7
Restricted shares	148	80
RSUs	(806)	2,139

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended
	March 31, 2016
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	9,800	2,500	172,562
Grant date fair value per share	$2.87	$16.52	$16.61

For all RSU awards that vest based on individual service requirements and the Company’s achievement of specified performance goals, the Company assesses the probability of achieving these goals at each reporting date.

There were 230,258 RSU awards granted during the year ended December 31, 2015 and 277,405 RSU awards granted during the year ended December 31, 2014, that will vest based on both individual service requirements and the Company’s achievement of specified performance goals (the “2014 and 2015 performance condition RSUs”).  During the three months ended March 31, 2016 and for the year ended December 31, 2015, no compensation was recognized for the 2014 and 2015 performance condition RSUs based on the Company’s assessment that the minimum performance thresholds will not be met.

There were 375,000 RSUs granted during the year ended December 31, 2013 that will vest based on both individual service requirements and the achievement of a specified performance goal (“2013 performance condition RSUs”). In order for the performance goal to be met at a minimum level and for the awards to vest at a 50% rate, the tangible book value of FBR & Co., measured on a per share basis, must increase by an amount equal to a 4% compound annual growth rate over the three-year period beginning on April 1, 2013 (the “2013 performance period”).  The awards will vest at a 100% level if FBR & Co. achieves a 7% compound annual growth rate over the 2013 performance period and the awards will vest at a proportionate rate at annual growth rates between a 4% and a 7%.  As of March 31, 2016, based on the Company’s tangible book value growth during the 2013 performance period, it is expected that 258,681 shares of the 2013 performance condition RSUs will vest.  As a result of activity during the three months ended March 31, 2016, this award vested at a lower rate than previously forecasted, as such $1,642 of stock compensation expense recognized in prior years was reversed during the three months ended March 31, 2016.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2016
	Stock Options	Restricted Shares	RSUs	Performance Condition RSUs (1)
Unrecognized compensation	$24	$136	$3,897	$—
Unvested awards	9,800	24,691	360,391	258,681
Weighted average vesting period	0.87 years	0.21 years	2.18 years	0.0 years

(1)

The unvested Performance Condition RSUs and unrecognized compensation amounts specified are based on the Company’s assessment of the rate at which the performance conditions will be met and the related percentage of awards that will vest. The total unvested awards that include a performance condition and related unrecognized compensation are 766,344 and $12,094, respectively. This total compensation would only be recognized if all of the applicable awards with performance conditions vested at a 100% rate.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the three months ended March 31, 2015, the Company granted 26,549 such RSUs with an aggregate fair value upon grant date of $630. There were no comparable grants during the three months ended March 31, 2016.

10. Subsequent Event:

Dividend Declaration

On April 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on May 27, 2016 to shareholders of record as of the close of business on May 9, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Business Environment

The U.S. equity markets exhibited significant volatility in the first quarter of 2016 with equity trading volumes increasing approximately 20% compared to the previous quarter and major indices declining over 10% in early February before recovering and ultimately finishing the quarter with small gains.  New issue activity continued to be extremely limited and narrow in the quarter. Specifically, during the first quarter of 2016, there were only eight IPOs completed in the U.S. for a total dollar volume of approximately $1 billion. Included in these transactions were five IPOs for healthcare issuers totaling approximately $400 million and one SPAC for $500 million. This activity is significantly reduced compared to prior years and compares to quarterly averages over the past three years of 38, 59, and 51 IPOs, respectively, and average quarterly dollar volumes during these years of $8.2 billion, $14.5 billion, and $14.3 billion, respectively.

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

The decision by the Federal Reserve to increase interest rates in December 2015 added to concerns of slowing global economic growth, and the related strengthening of the dollar exacerbated declines in dollar-denominated commodity markets. The pace of any federal funds rate increases throughout 2016, the related performance of the dollar relative to major trading currencies, and the level and stability of energy prices are likely to continue to have significant influence on the direction of equity markets in the near term.

Executive Summary

For the first quarter of 2016 our revenues, net of interest expense, were $17.9 million, our pre-tax loss was $12.1 million and our net loss was $5.5 million. This compares to first quarter 2015 revenues, net of interest expense, of $27.1 million, pre-tax loss of $3.8 million, and net loss of $2.5 million.

The increase in our net loss in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a $9.2 million decrease in our total net revenues, including an $8.5 million decrease in investment banking revenues. The reduction in investment banking revenues reflects the impact of equity capital markets conditions during 2016, in particular the decline in the volume of initial capital raising transactions compared to 2015. As a result of market volatility during the period, our first quarter 2016 institutional brokerage and securities lending revenues increased to $14.4 million from $13.7 million in 2015. In addition, we recognized net investment losses, including interest and dividends of $0.7 million in the first quarter of 2016, compared to net investment income of $0.6 million in the first quarter of 2015.

Our total non-interest expenses in the first quarter of 2016 declined to $30.0 million, compared to $30.9 million in the first quarter of 2015. Within total expenses, non-compensation fixed expenses during the first quarter of 2016 were $9.7 million compared to $10.1 million in the first quarter of 2015. In addition, despite reduced revenues in 2016, our total compensation and benefits costs were unchanged compared to the first quarter of 2015, primarily as a result of the low level of revenues in both periods.

In the first quarter of 2016, we recognized an income tax benefit of $6.6 million and our effective tax rate was 54.9%, compared to the first quarter of 2015 income tax benefit of $1.3 million and an effective tax rate of 34.4%. Our first quarter 2016 effective tax rate differed from statutory rates due to the effects of adopting the guidance in Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”) which requires the tax effects of share based awards to be treated as discrete items in the interim period in which the tax windfalls or shortfalls occur.  As a result of share vestings, during the first quarter of 2016, windfalls of $1.0 million were included in our income tax benefit.  Our 2015 effective tax rate differed from statutory rates primarily due to capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

Results of Operations

We are a full-service investment banking and institutional brokerage firm with a deep expertise and focus on the equity capital markets.  Our business activities include investment banking and institutional sales, trading and research. These business units deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate and TMT sectors. Additionally, we provide securities lending services to a broad group of banks and broker-dealers. These services include facilitating the sourcing, borrowing and lending of equity and fixed income securities.  In addition to corporate treasury investments, from time-to-time we may also make merchant banking investments, primarily alongside our institutional clients in selected private transactions that we underwrite.  By their nature, our business activities are highly competitive and are subject to market conditions as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our revenues and results are subject to significant volatility from period to period.

During the first quarter of 2016, based on changes in our business profile since our IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, we revised our segment reporting structure.  Beginning with the first quarter of 2016, our investment activities are included together with our other capital markets activities and not as a separate reportable segment.  In making this change we considered the diminished level of our investment balances, the relative insignificance of our investment-related revenues compared to total revenues and the nature of the financial information used by our Chief Operating Decision Maker (“CODM”).  In this case, as a result of changes in capital allocation, our investment assets have decreased to represent approximately 6% of total assets as of March 31, 2016. Redemptions and distributions that are in process are expected to reduce investment assets further during 2016. Investment-related revenues are not a significant element of our total revenues ranging from 3% to 4% of our total revenues net of interest expense over the past three years.  In addition to the above, while our CODM reviews investment-related returns, there are no specific resource or overhead allocations made to investment activities separate from the Company as a whole.

The following table provides a summary of our revenues and non-interest fixed and variable expenses (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Investment banking	$4,150	$12,675
Institutional brokerage	12,184	12,243
Securities lending, net interest income	2,323	1,528
Net investment (loss) income	(918)	3,350
Other interest expense	—	(3,197)
Dividends and other	161	496
Revenues, net of interest expense	17,900	27,095
Non-interest expenses:
Fixed expenses	23,549	25,524
Variable expenses	6,436	5,414
Total non-interest expenses	29,985	30,938
Loss before income taxes	$(12,085)	$(3,843)

Revenue Analysis

Investment Banking

Investment banking revenues decreased $8.5 million to $4.2 million during the first quarter of 2016 from $12.7 million for the first quarter of 2015. Our 2016 revenue level reflects the impact of market conditions during the period, specifically, the narrow and limited nature of initial capital raising activity industry-wide during the first quarter of 2016. Our investment banking revenue in 2016 was generated from 11 client transactions representing $975 million in transaction volume. In comparison, our investment banking revenue in the first quarter of 2015 was generated from 13 client transactions representing $2.5 billion in transaction volume.  Advisory revenue represented 39% of investment banking revenues in the first quarter of 2016 compared to 27% in the first quarter of 2015.

Institutional Brokerage

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Agency commissions	$6,065	$6,208
Principal transactions	5,449	5,225
Commissions for equity research	670	810
Total	$12,184	$12,243

Our institutional brokerage revenues were unchanged at $12.2 million in both of the first quarters of 2016 and 2015. While these total revenues are comparable, the first quarter of 2016 revenues reflect a slight increase in equity trading revenues compared to 2015, offset by reduced revenues from our convertibles and credit trading desks during the period as we have significantly decreased positions on these desks since the first quarter of 2015.

Securities Lending

We have an active securities borrowed and loaned business in which we borrow securities from one party and lend them to another.  Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received.  Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender.  With respect to securities loaned, we receive collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned.  We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral recalled, when deemed appropriate.

During the first quarter of 2016, we generated net interest revenue of $2.3 million from securities lending, compared to $1.5 million in the first quarter of 2015. The increase in this net revenue was due to both higher average balances during the first quarter of 2016 and increased net interest spreads on these balances. These increases were driven primarily by increased market volatility during the first quarter of 2016.

Investments

Net investment loss for the first quarter of 2016 was $0.9 million a decrease of $4.3 million from net investment income for the first quarter of 2015 of $3.4 million.  Net investment income for the first quarter of 2015 included $2.6 million of gains from short-sales of U.S. Treasury securities, which were settled in the third and fourth quarters of 2015.  Total investing revenues in the first quarter of 2015 were offset by $3.2 million of interest expense related to the short-sales of U.S. Treasury securities.

Non-Interest Expenses Analysis

Total non-interest expenses decreased 2.9% to $30.0 million in the first quarter of 2016 from $30.9 million in the first quarter of 2015. Variable expenses increased to $6.4 million in the first quarter of 2016 from $5.4 million in the first quarter of 2015, while fixed expenses decreased $2.0 million.  The reduction in fixed costs reflects a $0.4 million decrease in non-compensation fixed costs as well as a $1.6 million decrease in fixed compensation.  The change in variable costs reflects the impact of changing the compensation structure for certain employees from fixed to variable.

Total compensation and benefits expenses remained flat at $18.0 million in both the first quarters of 2016 and 2015.  Despite reduced revenues in 2016, our total compensation and benefits costs were unchanged compared to the first quarter of 2015, primarily as a result of the low level of revenues in both periods.

Occupancy and equipment expenses increased 6.5% to $3.3 million in the first quarter of 2016 from $3.1 million in the first quarter of 2015. The increase in occupancy costs was primarily the result of increases in rent and depreciation of leasehold improvements and office equipment related to our September 2015 acquisition of MLV & Co. (“MLV”), partially offset by decreases in software maintenance and license expenses.

Communications expenses decreased 13.3% to $2.6 million in the first quarter of 2016 from $3.0 million in the first quarter of 2015.  The decrease in these expenses was primarily due to decreased costs related to data network and connectivity.

Professional services expenses decreased 33.3% to $1.6 million in the first quarter of 2016 from $2.4 million in the first quarter of 2015. This decrease was primarily due to a $0.4 million decrease in costs related to investment banking transactions as well as reductions in fixed professional services costs.

Business development expenses decreased 15.8% to $1.6 million in the first quarter of 2016 from $1.9 million in the first quarter of 2015. This decrease was primarily due to a decrease in travel costs related to investment banking transactions.

Clearing and brokerage fees increased 8.3% to $1.3 million in the first quarter of 2016 from $1.2 million in the first quarter of 2015. The slight increase in our first quarter 2016 clearing and brokerage fees is attributable to costs related to MLV, which was acquired in September 2015.

Other operating expenses increased 14.3% to $1.6 million in the first quarter of 2016 from $1.4 million in the first quarter of 2015. The increase in these expenses was primarily due to the recognition of $0.1 million of bad debt expenses in the first quarter of 2016; there were no comparable expenses recognized in 2015.

We recognized a tax benefit of $6.6 million in the first quarter of 2016, compared to a $1.3 million tax benefit in the first quarter of 2015. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. Our effective tax rates for the three months ended March 31, 2016 and 2015 were 54.9% and 34.4%, respectively.  For the three months ended March 31, 2016, our effective tax rate differed from statutory tax rates primarily due to the effects of adopting the guidance in ASU 2016-09 which requires the tax effects of share based awards to be treated as discrete items in the interim period in which the tax windfalls or shortfalls occur.  During the first quarter of 2016, windfalls of

$1.0 million were included in our income tax benefit.  For the three months ended March 31, 2015, our effective tax rate differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

At March 31, 2016, our net deferred tax assets totaled $44.6 million. Consistent with our conclusion at December 31, 2015, based on our application of the guidance in ASC 740, we continue to maintain a valuation allowance of $0.3 million against state capital loss carryforwards based on our conclusion that it was more likely than not that the benefits of these assets would not be realized in the future.  We have not established a valuation allowance against the remaining deferred tax assets since we believe that, based on our cumulative results over the prior twelve quarters, our continued expense discipline, our forecasted operating results and strong balance sheet, it is more likely than not that we will generate sufficient future taxable income to realize the remaining deferred tax assets. Realization of our deferred tax assets will be dependent on our ability to generate future taxable income. However, because future events may adversely affect our performance and our realization of forecasted results, a valuation allowance may need to be established in the future, which likely would have a material effect on our results of operations. We will continue to assess the need for such a valuation allowance at each reporting date.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements for general business purposes. Regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels.  The primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in our operating businesses), proceeds from sales of securities, internally generated funds, dividends on equity securities that we own, and credit provided by margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker.  Potential future sources of liquidity for us include internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of March 31, 2016, our cash and cash equivalents totaled $52.8 million representing a net decrease of $17.3 million for the first three months of 2016. The decrease is attributable to cash used in operating activities of $25.3 million, cash used in financing activities of $11.0 million, partially offset by $19.0 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $25.3 million during the first three months of 2016, compares to $5.8 million of cash used in operating activities during the first three months of 2015. The cash used in operating activities during the first three months of 2016 primarily reflects our net operating loss for the period and $9.8 million of cash used to reduce accrued compensation.  The cash used in operating activities during the first quarter of 2015 reflects our net operating loss for the quarter and $21.8 million of cash used to reduce accrued compensation, partially offset by a $9.1 million decrease in trading desk positions as well as the impact of changes in other receivables and payables.

Net cash provided by investing activities of $19.0 million during the first three months of 2016 compares to net cash used in investing activities of $3.4 million during the first three months of 2015.  The $19.0 million provided in the first quarter of 2016 reflects proceeds from hedge fund redemptions and securities sold during the period of $21.7 million,  offset partially by $1.1 million used for the settlement of financial instruments sold short, and a $1.3 million payment against our contingent consideration liability related to our securities lending business acquisition.  The $3.4 million used in 2015 reflects investments purchased during the quarter, including $0.8 million of investment funds and $5.9 million related to short-sales of U.S. Treasury securities. In addition, during the first quarter of 2015 we made a $1.1 million payment against our securities lending contingent consideration liability. These items were partially offset by $5.3 million of proceeds from investments sold during the first quarter of 2015.

Net cash used in financing activities of $11.0 million during the first three months of 2016 compares to $25.7 million used during the first three months of 2015. The 2016 activity reflects the repurchase of 0.5 million shares of our common stock for $9.1 million and dividends paid of $1.9 million. The 2015 activity primarily reflects the repurchase of 1.0 million shares of our common stock for $25.8 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $52.8 million at March 31, 2016) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of March 31, 2016, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables and investments carried at cost. As of March 31, 2016 and December 31, 2015, our liquid assets consisted primarily of cash and cash equivalents of $52.8 million and $70.1 million, respectively.

The increase in our total assets to $1.1 billion as of March 31, 2016, compared to $0.9 billion as of December 31, 2015, was primarily the result of a $164.9 million increase in securities borrowed, partially offset by a $25.6 million decrease in financial instruments owned, at fair value and the $17.3 million decrease in cash noted above.

Regarding securities lending and our securities borrowed and securities loaned balances, securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received.  Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender.  With respect to securities loaned, we receive collateral in the form of cash.  The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned.  We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral recalled, when deemed appropriate. As of March 31, 2016 and December 31, 2015, and during the three months and year then ended, respectively, all collateral received or paid was in the form of cash.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled banking and securities trades as well as cash on deposit related to securities lending.

As of March 31, 2016, we held $64.8 million of investments which primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.  During the three months ended March 31, 2016, we received $16.5 million from investment fund redemptions and $5.2 million from the sale of marketable securities. As of March 31, 2016, we had initiated investment fund redemptions or received notices of distributions that we expect will generate approximately $24 million over the next two quarters. The following table provides additional detail regarding our investments as of March 31, 2016 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Fixed income/credit-related hedge funds	$26,270
Multi-strategy hedge funds	14,524
Private equity funds	8,914
Total investment funds, at fair value	49,708
Marketable and non-public equity securities and warrants, at fair value	8,530
Total investments, at fair value	58,238
Investments, at cost	6,539
Total investments	$64,777

As of March 31, 2016, the $49.7 million of investment funds reflects investments in 15 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

The increase in our total liabilities to $873.5 million as of March 31, 2016 compared to $722.6 million as of December 31, 2015 was primarily the result of a $163.1 million increase in securities loaned. This increase was partially offset by a $9.8 million decrease in accrued compensation and benefits, and a $2.5 million decrease in accounts payable, accrued expenses and other liabilities.

Regulatory Capital

FBR Capital Markets & Co. (“FBRCM”) and MLV, our broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2016, FBRCM had total regulatory net capital of $40.8 million, which exceeded its required net capital of $1.3 million by $39.5 million.  MLV had total regulatory capital of $344 thousand, which exceeded its required net capital of $250 thousand by $94 thousand.  Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the three months ended March 31, 2016, we repurchased 152 thousand shares of our common stock in open market transactions at a weighted average share price of $17.45 per share, for a total cost of $2.7 million. As of March 31, 2016, we had a remaining authority to repurchase up to 848 thousand additional shares.

We also purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three months ended March 31, 2016, we purchased 393 thousand shares of common stock at a weighted average share price of $16.43 per share for a total cost of $6.5 million for this purpose.

Dividends

On April 26, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on May 27, 2016 to shareholders of record as of the close of business on May 9, 2016.

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

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, institutional brokerage, and principal investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the transactional and reputational risks associated with our investment banking and investment activities by review and approval of transactions by our management-level commitment committee and investment committee, respectively, prior to accepting an engagement or pursuing a material investment transaction. Our management risk committee oversees our institutional brokerage and investment risk management practices, including identifying risk that could expose us to loss, approving risk limits and policies to control for those risks. As a management oversight and monitoring tool, our management risk committee has set more extensive and lower risk limits applicable to our trading activities than the board-level limits discussed above. These management risk limits cannot be exceeded without obtaining exception approval by senior management.

Our risk management function is designed to monitor and understand the risk profile of each of our trading areas and of our investing activities, to consolidate risk and liquidity monitoring company-wide, to assist in implementing effective hedging strategies, and to ensure accurate fair values of our financial instruments. In addition, the risk management function is responsible for bringing elevated-risk situations to the attention of senior management, such as the initiation of a large trading position, the granting of exceptions to position or market access limits, or significant changes in the level of our value at risk exposure.

Market Risk

Market risk is the risk that a change in the level of one or more market prices, rates, indices, or other market factors, such as market liquidity, will result in losses for a position or portfolio. Our activities as an underwriter, market maker and investor, as well as our activities in securities lending and as a financial intermediary in customer trading transactions, expose us to market risk.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from our trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount.  The table below presents the Company’s 95%/one-day VaR for the three months ended March 31, 2016 and 2015 (dollars in thousands):

95% / One-Day VaR
Three Months Ended March 31,
2016				2015
Period End	Average	High	Low	Period End	Average	High	Low

$117	$124	$195	$74	$171	$225	$270	$171

The Company’s VaR of $117 thousand at March 31, 2016 is 0.06% of our shareholders’ equity as of that date and the change in period end VaR from year to year shows a decrease of $54 thousand.  The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with financial instruments sold but not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $6.6 million at March 31, 2016. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the section Equity Price Risk.

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

The following table provides the actual daily trading revenue fluctuations during the three months ended March 31, 2016. Over this three month period, the lowest 5th percentile of all trading days is represented by the first and second columns from the left in the table below, which reflects the three lowest days of daily trading revenue.  Although not specifically shown in the table, during this three-day period, the average daily trading revenues were net gains of $108 thousand and the lowest one-day trading revenue was $99 thousand.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2016. The fair value of the $11.1 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $12.2 million and $10.0 million, respectively, and the fair value of the $14.9 million of other equity investments would increase or decrease to $16.4 million and $13.4 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At March 31, 2016 and December 31, 2015, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2016 and 2015, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing brokers and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

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

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2016, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2016, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As of March 31, 2016, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

On March 30, 2016, the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York, was dismissed in its entirety. The Court ruled that the operative amended complaint, filed on January 23, 2015, failed to allege any material misstatements. As previously disclosed, the Second Amended Complaint asserted claims against all the underwriters, including FBRCM, under Sections 11 and 12 of the Securities Act in connection with offerings in September and December 2013.  In plaintiffs’ opposition to Defendants motions to dismiss, the plaintiffs requested leave to amend their complaint for a third time, if the court granted the dismissal.  The court has set a May 23, 2016 deadline for the plaintiffs to file a motion seeking leave to amend.  If the plaintiffs fail to make a motion, or the court denies the motion, the dismissal of the Second Amended Complaint will be with prejudice.    Regional Management continues to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

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

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of March 31, 2016.

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

Item 1A.Risk Factors

As of March 31, 2016, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our share repurchases during the first quarter of 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 1 to February 29, 2016	75,969	$16.45	75,969	924,031
March 1 to March 31, 2016	76,347	18.43	76,347	847,684
Total	152,316	$17.45	152,316	847,684

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Exhibit Title

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on February 12, 2016).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: May 5, 2016	By:	/s/ Bradley j. Wright
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2016	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)