Form 10-Q
period 2016-06-30
FBR & Co.
filed 2016-08-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 29, 2016 was 6,926,024 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$51,347	$70,067
Receivables:
Securities borrowed	969,006	685,037
Due from brokers, dealers and clearing organizations	5,922	5,513
Customers	4,422	1,429
Other	3,188	5,895
Financial instruments owned, at fair value	47,571	94,923
Other investments, at cost	6,539	6,539
Goodwill and intangible assets	6,011	6,273
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	13,865	15,071
Deferred tax assets, net of valuation allowance	45,642	37,497
Prepaid expenses and other assets	6,027	5,172
Total assets	$1,159,540	$933,416

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$968,681	$687,443
Financial instruments sold, not yet purchased, at fair value	—	1,934
Accrued compensation and benefits	2,838	13,325
Accounts payable, accrued expenses and other liabilities	15,304	19,947
Total liabilities	986,823	722,649

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,926,024 and 6,795,342 shares issued and outstanding, respectively	7	7
Additional paid-in capital	254,963	259,011
Restricted stock units	15,076	35,929
Accumulated deficit	(97,329)	(84,180)
Total shareholders’ equity	172,717	210,767
Total liabilities and shareholders’ equity	$1,159,540	$933,416

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Investment banking:
Capital raising	$6,796	$27,827	$9,326	$37,111
Advisory	1,838	1,901	3,458	5,292
Institutional brokerage	9,550	12,441	21,734	24,684
Net investment income (loss)	479	3,679	(439)	7,029
Interest	7,382	8,008	15,746	14,993
Dividends and other	189	192	312	463
Total revenues	26,234	54,048	50,137	89,572
Interest expense	5,347	9,792	11,350	18,221
Revenues, net of interest expense	20,887	44,256	38,787	71,351

Non-interest expenses:
Compensation and benefits	16,692	24,275	34,687	42,230
Occupancy and equipment	3,178	3,103	6,511	6,161
Communications	2,214	2,576	4,768	5,587
Professional services	2,678	4,439	4,298	6,812
Business development	2,326	2,642	3,940	4,530
Clearing and brokerage fees	1,271	1,336	2,555	2,559
Other operating expenses	1,718	1,487	3,303	2,917
Total non-interest expenses	30,077	39,858	60,062	70,796
(Loss) income before income taxes	(9,190)	4,398	(21,275)	555
Income tax (benefit) provision	(982)	1,499	(7,613)	178
Net (loss) income	$(8,208)	$2,899	$(13,662)	$377

Loss per share:
Basic (loss) income per share	$(1.08)	$0.36	$(1.80)	$0.04
Diluted (loss) income per share	$(1.08)	$0.32	$(1.80)	$0.04

Basic weighted average shares outstanding (in thousands)	7,600	8,084	7,584	8,453
Diluted weighted average shares outstanding (in thousands)	7,600	9,159	7,584	9,634
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.20

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income	$(8,208)	$2,899	$(13,662)	$377
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investment securities, net of taxes of $0, $0, $0 and $28, respectively	—	—	—	(44)
Comprehensive (loss) income	$(8,208)	$2,899	$(13,662)	$333

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2014	8,389	$8	$302,720	$34,353	$44	$(76,719)	$260,406
Net loss	—	—	—	—	—	(7,461)	(7,461)
Common stock dividends	—	—	(3,710)	—	—	—	(3,710)
Issuance of common stock, net of forfeitures	494	1	8,147	(5,680)	—	—	2,468
Repurchase of common stock	(1,950)	(2)	(45,217)	—	—	—	(45,219)
Repurchase of common stock for employee tax withholding	(138)	—	(3,113)	—	—	—	(3,113)
Stock compensation expense for options granted to purchase common stock	—	—	184	—	—	—	184
Issuance of restricted stock units	—	—	—	7,256	—	—	7,256
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	(44)	—	(44)
Balances at December 31, 2015	6,795	$7	$259,011	$35,929	$—	$(84,180)	$210,767
Net loss	—	—	—	—	—	(13,662)	(13,662)
Common stock dividends	—	—	(3,229)	—	—	—	(3,229)
Issuance of common stock, net of forfeitures	1,397	—	20,989	(20,346)	—	—	643
Repurchase of common stock	(728)	—	(12,719)	—	—	—	(12,719)
Repurchase of common stock for employee tax withholding	(538)	—	(9,158)	—	—	—	(9,158)
Stock compensation expense for options granted to purchase common stock	—	—	69	—	—	—	69
Issuance of restricted stock units	—	—	—	(507)	—	—	(507)
Cumulative adjustment for change in accounting principle	—	—	—	—	—	513	513
Balances at June 30, 2016	6,926	$7	$254,963	$15,076	$—	$(97,329)	$172,717

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(13,662)	$377
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,836	1,580
Deferred income taxes	(7,632)	178
Net investment loss (income)	439	(7,029)
Stock compensation	(139)	3,353
Other	294	28
Changes in operating assets:
Receivables:
Securities borrowed	(283,969)	(88,596)
Brokers, dealers and clearing organizations	(409)	(8,518)
Customers	(3,118)	314
Affiliates	(351)	138
Interest, dividends and other	1,712	(718)
Trading securities	6,783	36,741
Prepaid expenses and other assets	(855)	976
Changes in operating liabilities:
Securities loaned	281,238	89,550
Trading account financial instruments sold, not yet purchased	(921)	(29,788)
Accounts payable, accrued expenses and other liabilities	(3,108)	51
Accrued compensation and benefits	(8,967)	(13,273)
Net cash used in operating activities	(30,829)	(14,636)
Cash flows from investing activities
Proceeds from sales of and distributions from investments	40,124	14,107
Settlement of financial instruments sold, not yet purchased	(1,134)	—
Purchase of securities lending business	(1,332)	(1,101)
Purchases of furniture, equipment, software, and leasehold improvements	(471)	(1,175)
Due from brokers, dealers and clearing organizations	—	(220,942)
Financial instruments sold, not yet purchased	—	215,074
Purchases of investment securities and other investments	—	(818)
Net cash provided by investing activities	37,187	5,145
Cash flows from financing activities
Repurchases of common stock	(21,877)	(28,936)
Proceeds from sales of common stock	210	635
Dividends paid	(3,411)	—
Net cash used in financing activities	(25,078)	(28,301)
Cash and cash equivalents
Net decrease in cash and cash equivalents	(18,720)	(37,792)
Cash and cash equivalents, beginning of period	70,067	108,962
Cash and cash equivalents, end of period	$51,347	$71,170
Supplemental cash flows disclosures
Interest payments	$11,350	$18,426
Income tax payments	$155	$19
Non-cash investing and financing activities
Dividends payable	$461	$—

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).

During the first quarter of 2016, based on changes in the Company’s business profile since its IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, the Company revised its segment reporting structure.  Beginning with the first quarter of 2016, the Company’s investment activities are included together with its other capital markets activities and not as a separate reportable segment.  In making this change the Company considered the diminished level of its investment balances, the relative insignificance of its investment-related revenues compared to total revenues and the nature of the financial information used by the Company’s Chief Operating Decision Maker (“CODM”).  In this case, as a result of changes in capital allocation, the Company’s investment assets have decreased to represent less than 5% of total assets in 2016.  Investment-related revenues are not a significant element of the Company’s total revenues ranging from 3% to 4% of the Company’s total revenues net of interest expense over the past three years.  In addition to the above, while the Company’s CODM reviews investment-related returns, there are no specific resource or overhead allocations made to investment activities separate from the Company as a whole.

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

The Company adopted ASU 2016-09 in the first quarter of 2016 resulting in the recording of a cumulative adjustment to accumulated deficit and deferred tax assets related to previously unrecognized tax benefits related to stock compensation awards of $513.  Additionally, for the three and six months ended June 30, 2016, the Company recognized discrete tax benefits of $121 and $1,091, respectively, reflecting the recognition of excess tax benefits related to the vesting of stock compensation awards during the three and six months ended June 30, 2016. The adoption of the other provisions of the ASU did not have a significant impact on the Company’s financial statements as of, or for the three and six months ended June 30, 2016.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

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

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.  As a result of our adoption of ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”) in 2015, these investment funds are no longer categorized within the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of June 30, 2016 and December 31, 2015. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2016	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$7,252	$250	$—	$7,002
Convertible and fixed income debt instruments	—	—	—	—
	7,252	250	—	7,002
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	8,341	—	—	8,341
Warrants	164	—	—	164
	8,505	—	—	8,505
Total	15,757	$250	$—	$15,507
Investment funds valued at net asset value(1)	31,814
Total financial instruments owned, at fair value	$47,571

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of June 30, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $15,507, or 1.3% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of June 30, 2016:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$15,343	Over-the-counter trading activity	$0.45 - $14.10/share	$11.11
Black-Scholes	$164	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.1%	1.1%

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

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended June 30, 2016 and 2015. As of June 30, 2016 and 2015, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Three Months Ended June 30,
	2016	2015
	Trading Securities	Trading Securities
Beginning balance, April 1,	$15,100	$2,856
Total net losses (realized/unrealized) included in earnings	(62)	538
Purchases	13,922	25,677
Sales/distributions	(13,453)	(19,823)
Ending balance, June 30,	$15,507	$9,248
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(115)	$673

There were no transfers into or out of Level 1, 2, and 3 during the three months ended June 30, 2016 or 2015.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	Trading Securities	Trading Securities
Beginning balance, January 1,	$16,505	$3,188
Total net losses (realized/unrealized) included in earnings	(322)	235
Purchases	25,062	39,097
Sales/Distributions	(25,738)	(33,243)
Transfers out of Level 3	—	(29)
Ending balance, June 30,	$15,507	$9,248
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(116)	$370

There were no transfers into or out of Level 1, 2, and 3 during the six months ended June 30, 2016. During the six months ended June 30, 2015, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three and six months ended June 30, 2016 and 2015, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total gains and losses included in earnings for the period:
Institutional brokerage	$(37)	$136	$18	$137
Net investment (loss) gain	(25)	402	(340)	98
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$(90)	$271	$81	$272
Net investment (loss) gain	(25)	402	(197)	98

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

During the three and six months ended June 30, 2016 and 2015, except for the impact of the scheduled payment of contingent consideration payable, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During the six months ended June 30, 2016, the Company made a final contingent consideration payment of $1,332 related to its 2014 acquisition of a securities lending business.  As of June 30, 2016, the Company has no contingent consideration obligations payable.

Financial Instruments Held for Investment—Designated as Trading

As of June 30, 2016, and December 31, 2015, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiaries that are classified as trading securities.  These investments are designated as trading based on the Company’s intent at the time of designation.  In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiaries as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  During the three and six months ended June 30, 2016, the Company did not make any such elections.  During the three and six months ended June 30, 2015, the Company elected to account for one non-public equity security, purchased at a cost of $3,999, at fair value.  Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) gain recognized on trading securities	$(25)	$3,717	$(537)	$6,408
Less: Net loss (gain) recognized on trading securities sold during the period	—	—	197	(24)
Unrealized (loss) gain recognized on trading securities still held at the reporting date	$(25)	$3,717	$(340)	$6,384

As part of the Company’s investing activities, during the six months ended June 30, 2015, the Company entered into two short sales, totaling $200,000 face value, of 4.625% U.S. Treasury securities maturing in November 2016. These two short sales were settled in the third quarter of 2015.  During 2014, the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security maturing in May 2016, which was settled in the fourth quarter of 2015.  During the three and six months ended June 30, 2015, the Company incurred $3,712 and $6,909, respectively, of interest expense related to these transactions.

Fair Value of the Investments Valued at NAV

As of June 30, 2016 and December 31, 2015, the Company had $31,814 and $66,602, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$10,872	$—	$38,972	$—
Multi-strategy	12,495	—	18,930	—
Private equity funds	8,447	212	8,700	212
Total	$31,814	$212	$66,602	$212

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

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates.  As of June 30, 2016, 33% of the fair value of the Company’s fund investments, or $7,598 of the hedge funds, was redeemable on either a monthly or quarterly basis with notice periods of 60 days or less, and 67% of the fair value, or $15,769 of the hedge funds, was redeemable on a quarterly basis with notice periods of between 90 days and 180 days.  During the six months ended June 30, 2016, the Company received $34,886 of proceeds from hedge fund redemptions.  The Company has initiated redemptions for approximately $13,000 of the fair value of the hedge funds.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2016 it was estimated that these funds will be liquidated in the next three years.

Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component for the six months ended June 30, 2015 along with detail regarding reclassifications from other comprehensive income. All such reclassifications from other comprehensive income are included in net investment income in the Company’s consolidated statements of operations.  As of June 30, 2016, and during the three and six months then ended, there was no accumulated other comprehensive income or reclassifications from other comprehensive income.

Six Months Ended June 30,
2015
Accumulated other comprehensive income, beginning balance	$44
Other comprehensive income before reclassifications	—
Amounts reclassified from other comprehensive income	(44)
Accumulated other comprehensive income, at period end	$—

Six Months Ended June 30,
2015
Reclassifications from other comprehensive income:
Realized gains on sale of securities	$44

Other Investments, at Cost

Other investments consist of non-public equity securities of $6,539 as of each of June 30, 2016 and December 31, 2015.  The Company evaluates its non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and six months ended June 30, 2016 and 2015.  During the three and six months ended June 30, 2016 and 2015, there were no sales of investments carried at cost.

3. Securities Lending:

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As of June 30, 2016 and December 31, 2015, and during the six months and year then ended, respectively, all collateral received or paid was in the form of cash.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2016 and December 31, 2015:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
As of June 30, 2016
Securities borrowed	$969,006	$—	$969,006	$969,006	$—
Securities loaned	$968,681	$—	$968,681	$968,681	$—
As of December 31, 2015
Securities borrowed	$685,037	$—	$685,037	$685,037	$—
Securities loaned	$687,443	$—	$687,443	$687,443	$—

_________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

4. Goodwill and Intangible Assets:

Goodwill

As of both June 30, 2016 and December 31, 2015, goodwill totaled $3,829 with no accumulated impairment loss.  The Company performs its annual assessments of goodwill impairment during the third quarter. Based on the Company’s assessments, no impairment charges were recognized during the three and six months ended June 30, 2016 or 2015.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	June 30,	December 31,
	2016	2015
Customer relationships	$3,006	$3,006
Accumulated amortization	(824)	(562)
Net	$2,182	$2,444

These intangible assets will be amortized over their estimated useful lives, of three to seven years, on a straight-line basis.  For the three and six months ended June 30, 2016, amortization expense recognized was $131 and $262, respectively.  For the three and six months ended June 30, 2015, amortization expense recognized was $89 and $179, respectively.

5. Income Taxes:

During the three and six months ended June 30, 2016, the Company recorded tax benefits of $982 and $7,613, respectively.  The Company’s quarterly tax provision is determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), which requires using an estimated annual effective rate based on forecasted taxable income for the full year. The Company’s effective tax rates for the three and six months ended June 30, 2016 were 10.7% and 35.8%, respectively.  The effective tax rate for the three months ended June 30, 2016 differed from statutory tax rates primarily due to the effects of a decrease in the Company’s forecasted annual results as of June 30, 2016 and the resulting change in the Company’s forecasted full year effective tax rate. The effective tax rate for the six months ended June 30, 2016 differed from statutory rates primarily due to the impact of permanent differences on the Company’s forecasted full year results, and the effects of adopting the guidance in ASU 2016-09 which requires the tax effects of share-based awards to be treated as discrete items in the interim period in which the windfalls or shortfalls occur.  During the three and six months ended June 30, 2016, windfalls of $121 and $1,091 were included in the Company’s income tax benefit.

For the three and six months ended June 30, 2015, the Company recorded tax provisions of $1,499 and $178, respectively.  The Company’s effective tax rates for the three and six months ended June 30, 2015 were 34.1% and 32.1%, respectively.  These effective tax rates differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

At June 30, 2016, the Company’s net deferred tax assets totaled $45,642. Based on its application of the guidance in ASC 740, except for a valuation allowance of $344 against state capital loss carryforwards, the Company has not established a valuation allowance against its remaining deferred tax assets.

The Company’s assessment of the positive and negative evidence related to the realization of these deferred tax assets and the potential need for a valuation allowance is a matter of significant judgment.  In reaching this conclusion as of June 30, 2016, the Company weighed various factors related to its performance and financial position, as well as market conditions and prospective opportunities. Although the Company’s most recent results have been negative, it also generated consistent taxable income during consecutive periods within the prior twelve quarters. Additionally, the Company’s expense discipline, as evidenced by its diminishing level of fixed costs over the past three years, as well as its strong balance sheet, position the Company favorably to generate taxable income when market conditions improve. The Company believes that based on these factors, its forecasted operating results and ability to generate significant capital raising revenue from a small number of transactions, it is more likely than not that the Company will generate sufficient future taxable income to realize the remaining deferred tax assets as of June 30, 2016.

Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income. However, because future events may adversely affect the Company’s performance and its realization of forecasted results, based on the guidance in ASC 740, a full valuation allowance against the deferred tax assets may need to be established if the Company does not report improved operating results in subsequent quarters. Recognition of such a valuation allowance would have a material effect on the Company’s after-tax results and reported financial condition. The Company will continue to assess the need for such a valuation allowance at each reporting date.

6. Regulatory Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”) and MLV & Co. LLC (“MLV”), the Company’s broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2016, FBRCM had net capital of $39,593, which was $38,501 in excess of its required net capital of $1,092.  In addition, MLV had net capital of $834, which was $734 in excess of its required net capital of $100.

7. Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and RSUs that are subject to forfeiture.  Due to the Company’s reported net losses for the three and six months ended June 30, 2016, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods.  The following tables present the computations of basic and diluted income per share for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,600	7,600	8,084	8,084
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	1,075
Weighted average common and common equivalent shares outstanding (in thousands)	7,600	7,600	8,084	9,159
Net (loss) income applicable to common stock	$(8,208)	$(8,208)	$2,899	$2,899
Net (loss) income per common share	$(1.08)	$(1.08)	$0.36	$0.32

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,584	7,584	8,453	8,453
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	1,181
Weighted average common and common equivalent shares outstanding (in thousands)	7,584	7,584	8,453	9,634
Net (loss) income applicable to common stock	$(13,662)	$(13,662)	$377	$377
Net (loss) income per common share	$(1.80)	$(1.80)	$0.04	$0.04

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Options—Employees and directors	334	680	334	620
Stock Options—Non-employee	32	32	32	32
Restricted Stock, unvested	30	11	30	11
Restricted Stock Units, unvested (1)	833	1,070	833	1,024
Total	1,229	1,793	1,229	1,687

(1)

Restricted stock units include 507,663 units that vest based on both individual service requirements and the achievement of specified performance goals.  These contingently issuable units will only be included in diluted earnings per share based on the number of shares, if any, that would be issuable based on the performance goals if the end of the reporting period was the end of the performance period.  Based on the Company’s assessment of these awards, as of June 30, 2016, the Company does not believe that the minimum performance thresholds will be met during the performance periods.

8. Commitments and Contingencies:

Litigation

As of June 30, 2016, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On March 30, 2016, the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York, was dismissed in its entirety. The Court ruled that the operative amended complaint, filed on January 23, 2015, failed to allege any material misstatements. As previously disclosed, the Second Amended Complaint asserted claims against all the underwriters, including FBRCM, under Sections 11 and 12 of the Securities Act in connection with offerings in September and December 2013.  Plaintiffs have requested that the court grant them permission to amend their complaint a third time.  Briefing on that motion is complete as of June 23, 2016 and a ruling is pending.  Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

In November 2015, MLV was named a defendant in two putative class action lawsuits alleging substantially identical claims against the officers and directors and underwriters of Miller Energy Resources, Inc. (“Miller”). The lawsuits, styled Goldberg v. Miller et al., and Gaynor v. Miller et al., are currently pending in the United States District Court for the Eastern District of Tennessee, and allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with 6 offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26; 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. The plaintiffs are currently seeking to remand to Tennessee state court; defendants are vigorously opposing the remand. A subsequent complaint was filed in the United States District Court for the Eastern District of Tennessee on May 12, 2016.  The lawsuit, styled Hull v. Miller et al., alleges identical claims to the previously filed complaints under Sections 11 and 12 of the Securities Act against eight of the same underwriters, including MLV, and the officers and directors of Miller.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of June 30, 2016.

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

9. Shareholders’ Equity:

Share Repurchases

During the three and six months ended June 30, 2016, the Company repurchased 575,389 shares and 727,705 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $17.49 per share and $17.48 per share, respectively, for a total cost of $10,062 and $12,719, respectively. During the three and six months ended June 30, 2015, the Company repurchased 134,868 shares and 1,090,664 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $21.40 per share and $24.42 per share, respectively, for a total cost of $2,887 and $26,636, respectively.  As of June 30, 2016, the Company had remaining authority to repurchase 272,295 additional shares. See note 10. Subsequent Events for information regarding an increase to the Company’s share repurchase authorization.

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three and six months ended June 30, 2016, the Company purchased 145,113 shares and 538,475 shares, respectively, of common stock at weighted average share prices of $18.57 and $17.01 per share, respectively, for a total cost of $2,695 and $9,158, respectively, for this purpose. During the three and six months ended June 30, 2015, the Company purchased 9,000 shares and 99,000 shares, respectively, of common stock at a weighted average share price of $22.22 per share and $23.23, respectively, for a total cost of $200 and $2,300, respectively, for this purpose.

Dividends

Since January 1, 2015, our Board of Directors has declared cash dividends on our common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
April 26, 2016	May 9, 2016	May 27, 2016	$0.20
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

See note 10. Subsequent Events for information regarding dividends declared subsequent to the balance sheet date.

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of June 30, 2016, the Company had $461 of dividends payable related to such unvested RSUs and restricted shares. With respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the

Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

FBR & Co. Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the six months ended June 30, 2016 and 2015, the Company recognized compensation expense of $59 and $139, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Options	$7	$—	$11	$7
Restricted shares	149	72	298	152
RSUs	299	916	(507)	3,056

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	22,599	17,479	9,800	25,099	190,041
Grant date fair value per share	$—	$16.04	$16.85	$2.87	$16.09	$16.63

For all RSU awards that vest based on individual service requirements and the Company’s achievement of specified performance goals, the Company assesses the probability of achieving these goals at each reporting date.

There were 230,258 RSU awards granted during the year ended December 31, 2015 and 277,405 RSU awards granted during the year ended December 31, 2014, that will vest based on both individual service requirements and the Company’s achievement of specified performance goals (the “2014 and 2015 performance condition RSUs”).  During the three and six months ended June 30, 2016 and for the year ended December 31, 2015, no compensation was recognized for the 2014 and 2015 performance condition RSUs based on the Company’s assessment that the minimum performance thresholds will not be met.

There were 375,000 RSUs granted during the year ended December 31, 2013 that vested based on both individual service requirements and the achievement of a specified performance goal (“2013 performance condition RSUs”). In order for the performance goal to be met at a minimum level and for the awards to vest at a 50% rate, the tangible book value of FBR & Co., measured on a per share basis, must have increased by an amount equal to a 4% compound annual growth rate over the three-year period beginning on April 1, 2013 (the “2013 performance period”).  The awards vest at a 100% level if FBR & Co. achieved a 7% compound annual growth rate over the 2013 performance period and at a proportionate rate at annual growth rates between a 4% and a 7%.  During the three months ended June 30, 2016, based on the Company’s tangible book value growth during the 2013 performance period, 258,681 shares of the 2013 performance condition RSUs vested.  As a result of activity during the three months ended March 31, 2016, this award vested at a lower rate than previously forecasted, as such $1,642 of stock compensation expense recognized in prior years was reversed during the three months ended March 31, 2016.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of June 30, 2016
	Stock Options	Restricted Shares	RSUs	Performance Condition RSUs (1)
Unrecognized compensation	$18	$351	$4,004	$—
Unvested awards	9,800	30,106	325,616	—
Weighted average vesting period	0.62 years	0.96 years	2.23 years	0.0 years

(1)

The unvested Performance Condition RSUs and unrecognized compensation amounts specified are based on the Company’s assessment of the rate at which the performance conditions will be met and the related percentage of awards that will vest. The total unvested awards that include a performance condition and related unrecognized compensation are 507,663 and $12,094, respectively. This total compensation would only be recognized if all of the applicable awards with performance conditions vested at a 100% rate.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the six months ended June 30, 2015, the Company granted 26,549 such RSUs with an aggregate fair value upon grant date of $630. There were no comparable grants during the six months ended June 30, 2016.

10. Subsequent Events:

Share Repurchase Program

On July 14, 2016, the Company’s Board of Directors approved an increase in the Company’s repurchase authorization to an aggregate of 750,000 shares.

Dividend Declaration

On July 14, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on August 26, 2016 to shareholders of record as of the close of business on July 29, 2016.

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

Business Environment

During the second quarter of 2016, equity trading volumes and volatility trended down meaningfully compared to the increased levels noted in the first quarter of 2016. Additionally, while major market indices have rallied to record highs, capital markets activity has continued to be very weak with the U.S. IPO market on pace to have its worst year since the financial crisis. New issue activity continues to be extremely limited and narrow. Year-to-date volume is down in the small cap IPO market by 60% in the first half of the year, and of those IPOs, Healthcare and SPAC transactions continue to represent a disproportionate percentage of the market. During the first half of 2016, there were only 37 IPOs completed in the U.S. for a total dollar volume of approximately $7.4 billion. This activity is significantly reduced compared to prior years and compares to quarterly averages over the past three years of 38, 59, and 51 IPOs, respectively, and average quarterly dollar volumes during these years of $8.2 billion, $14.5 billion, and $14.3 billion, respectively.

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

In spite of continuing stimulus from central banks worldwide, economic growth has been sluggish, at best.  Risk-free rates, including on many government bonds and insured deposit accounts, are now at or below 0%, leaving few conventional levers with respect to monetary policy.  In the U.S., presidential election uncertainty has added an additional layer of caution to investor decisions.  In Europe, the June vote in favor of Britain’s exit from the European Union has added to investor concerns about European growth and pushed rates down further.  Improvement in economic growth prospects and reduced anxiety over geopolitical events will be important to reestablishing momentum in the new issue market.

Executive Summary

For the second quarter of 2016 our revenues, net of interest expense, were $20.9 million, our pre-tax loss was $9.2 million and our net loss was $8.2 million. This compares to second quarter 2015 revenues, net of interest expense, of $44.3 million, pre-tax income of $4.4 million, and net income of $2.9 million.

The difference in our operating results in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a $23.4 million decrease in our total net revenues, including a $21.1 million decrease in investment banking revenues. The reduction in investment banking revenues reflects the impact of equity capital markets conditions during 2016, in particular the decline in the volume of initial capital raising transactions compared to 2015. As a result of a decrease in equity market trading volumes during the period, our second quarter 2016 institutional brokerage and securities lending revenues decreased to $11.6 million from $14.3 million in 2015. In addition, we recognized net investment income, including interest and dividends, of $0.7 million in the second quarter of 2016, compared to $0.3 million in the second quarter of 2015.

Our total non-interest expenses in the second quarter of 2016 declined to $30.1 million, compared to $39.9 million in the second quarter of 2015. Our total compensation and benefits costs decreased to $16.7 million in the second quarter of 2016 from $24.3 million in the second quarter of 2015, primarily as a result of the lower level of revenues.  In addition, non-compensation fixed expenses during the second quarter of 2016 were $10.4 million compared to $9.6 million in the second quarter of 2015. Non-compensation fixed expenses during the second quarter of 2016 include $0.9 million of annual meeting costs related to a contested proxy vote.

In the second quarter of 2016, we recognized an income tax benefit of $1.0 million and our effective tax rate was 10.7%, compared to the second quarter of 2015 income tax provision of $1.5 million and an effective tax rate of 34.1%. The effective tax rate for the three months ended June 30, 2016 differed from statutory tax rates primarily due to the effects of a decrease in our forecasted annual results as of June 30, 2016 and the resulting change in our forecasted full year effective tax rate.  Our 2015 effective tax rate differed from statutory rates primarily due to capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

For the six months ended June 30, 2016 our revenues, net of interest expense, were $38.8 million, our pre-tax loss was $21.3 million and our net loss was $13.7 million. This compares to six months ended June 30, 2015 revenues, net of interest expense, of $71.4 million, pre-tax income of $0.6 million, and net income of $0.4 million.

The difference in our operating results in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $32.6 million decrease in our total net revenues, including a $29.6 million decrease in investment banking revenues.  The reduction in investment banking revenues reflects the impact of equity capital markets conditions during the six months ended June 30 2016, in particular the decline in the volume of initial capital raising transactions compared to the six months ended June 30 2015.  As a result of a decrease in equity market trading volumes during the period, our six months ended June 30, 2016 institutional brokerage and securities lending revenues decreased to $26.0 million from $28.0 million in the six months ended June 30 2015.  In addition, our net investment income, including interest and dividends, in the six months ended June 30, 2016 broke even, compared to net investment income of $0.9 million in the six months ended June 30, 2015.

Our total non-interest expenses in the six months ended June 30, 2016 declined to $60.1 million, compared to $70.8 million in the six months ended June 30, 2015. Our total compensation and benefits costs decreased to $34.7 million in the six months ended June 30, 2016 from $42.2 million in the six months ended June 30, 2015, primarily as a result of the lower level of 2016 revenues. In addition, within total expenses, non-compensation fixed expenses during the six months ended June 30, 2016 were $20.1 million compared to $19.7 million in the six months ended June 30, 2015.

In the six months ended June 30, 2016, we recognized an income tax benefit of $7.6 million and our effective tax rate was 35.8%, compared to the six months ended June 30, 2015 income tax provision of $0.2 million and an effective tax rate of 32.1%. The effective tax rate for the six months ended June 30, 2016 differed from statutory rates primarily due to the impact of permanent differences on our forecasted full year results, and the effects of adopting the guidance in Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”) which requires the tax effects of share-based awards to be treated as discrete items in the interim period in which the windfalls or shortfalls occur.  As a result of share vestings, during the six months ended June 30, 2016, windfalls of $1.1 million were included in our income tax benefit.  Our 2015 effective tax rate differed from statutory rates primarily due to capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

At June 30, 2016, our net deferred tax assets totaled $45.6 million. Based on our application of the guidance in ASC 740, except for a valuation allowance of $0.3 million against state capital loss carryforwards, we have not established a valuation allowance against our remaining deferred tax assets.

Our assessment of the positive and negative evidence related to the realization of these deferred tax assets and the potential need for a valuation allowance is a matter of significant judgment.  In reaching this conclusion as of June 30, 2016, we weighed various factors related to our performance and financial position, as well as market conditions and prospective opportunities.  Although our most recent results have been negative, we also generated consistent taxable income during consecutive periods within the prior twelve quarters.  Additionally, our expense discipline, as evidenced by our diminishing level of fixed costs over the past three years, as well as our strong balance sheet, position us favorably to generate taxable income when market conditions improve. We believe that based on these factors, our forecasted operating results and ability to generate significant capital raising revenue from a small number of transactions, it is more likely than not that we will generate sufficient future taxable income to realize the remaining deferred tax assets as of June 30, 2016.

Realization of our deferred tax assets will be dependent on our ability to generate future taxable income. However, because future events may adversely affect our performance and our realization of forecasted results, based on the guidance in ASC 740, a full valuation allowance against the deferred tax assets may need to be established if we do not report improved operating results in subsequent quarters. Recognition of such a valuation allowance would have a material effect on our after tax results and reported financial condition. We will continue to assess the need for such a valuation allowance at each reporting date.

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

During the first quarter of 2016, based on changes in our business profile since our IPO in 2007, including significant changes in capital allocation and revenue mix that have occurred over that time, we revised our segment reporting structure.  Beginning with the first quarter of 2016, our investment activities are included together with our other capital markets activities and not as a separate reportable segment.  In making this change we considered the diminished level of our investment balances, the relative insignificance of our investment-related revenues compared to total revenues and the nature of the financial information used by our Chief Operating Decision Maker (“CODM”).  In this case, as a result of changes in capital allocation, our investment assets have decreased to represent less than 5% of total assets in 2016. Investment-related revenues are not a significant element of our total revenues ranging from 3% to 4% of our total revenues net of interest expense over the past three years.  In addition to the above, while our CODM reviews investment-related returns, there are no specific resource or overhead allocations made to investment activities separate from the Company as a whole.

The following table provides a summary of our revenues and non-interest fixed and variable expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Investment banking	$8,634	$29,728	$12,784	$42,403
Institutional brokerage	9,550	12,441	21,734	24,684
Securities lending, net interest income	2,023	1,822	4,346	3,350
Net investment (loss) income	479	3,679	(439)	7,029
Other interest expense	—	(3,713)	—	(6,910)
Dividends and other	201	299	362	795
Revenues, net of interest expense	20,887	44,256	38,787	71,351
Non-interest expenses:
Fixed expenses	23,344	22,764	46,893	48,288
Variable expenses	6,733	17,094	13,169	22,508
Total non-interest expenses	30,077	39,858	60,062	70,796
(Loss) income before income taxes	$(9,190)	$4,398	$(21,275)	$555

Revenue Analysis

Investment Banking

Investment banking revenues decreased $21.1 million to $8.6 million during the second quarter of 2016 from $29.7 million for the second quarter of 2015. Our 2016 revenue level reflects the impact of market conditions during the period, specifically, the narrow and limited nature of initial capital raising activity industry-wide during the second quarter of 2016. Our investment banking revenue in 2016 was generated from 18 client transactions representing $1.7 billion in transaction volume. We did not complete any large sole-managed institutional private placements during the second quarter of 2016. In comparison, our investment banking revenue in the second quarter of 2015 was generated from 13 client transactions representing $3.8 billion in transaction volume, including one large sole-managed institutional private placement transaction representing $21.3 million in capital raising revenue and $308.5 million in transaction volume.  Advisory revenue was $1.8 million in the second quarter of 2016 compared to $1.9 million in the second quarter of 2015. Reflecting the decrease in total investment banking revenue, advisory revenue represented 21% of investment banking revenues in the second quarter of 2016 compared to 6% in the second quarter of 2015.

Investment banking revenues decreased $29.6 million to $12.8 million during the first six months of 2016 from $42.4 million for the first six months of 2015. Our 2016 revenue level reflects the impact of market conditions during the period, specifically, the narrow and limited nature of initial capital raising activity industry-wide during the first six months of 2016. Our investment banking revenue in 2016 was generated from 29 client transactions representing $2.6 billion in transaction volume. We did not complete any large sole-managed institutional private placements during the first six months of 2016. In comparison, our investment banking revenue in the first six months of 2015 was generated from 26 client transactions representing $6.3 billion in transaction volume.  Included in those transactions and representing $21.3 million of our capital raising revenue was one sole-managed institutional private placement. Advisory revenue was $3.5 million in the first six months of 2016 compared to $5.3 million in the first six months of 2015. Reflecting the decrease in total investment banking revenue, advisory revenue represented 27% of investment banking revenues in the first six months of 2016 compared to 13% in the first six months of 2015.

Institutional Brokerage

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Agency commissions	$4,815	$6,306	$10,880	$12,514
Principal transactions	4,187	5,322	9,635	10,547
Commissions for equity research	548	813	1,219	1,623
Total	$9,550	$12,441	$21,734	$24,684

Our second quarter 2016 institutional brokerage revenues decreased to $9.6 million from $12.4 million in the second quarter of 2015. This decrease reflects lower cash equity trading volume in the second quarter of 2016 compared to the second quarter of 2015, and reduced revenues from our convertibles and credit trading desks during the period as we have significantly decreased positions on these desks since the second quarter of 2015.

For the first six months of 2016, our institutional brokerage revenues decreased to $21.7 million from $24.7 million in the first six months of 2015.  This decrease reflects lower cash equity trading volume in the first six months of 2016 compared to the first six months of 2015, and reduced revenues from our convertibles and credit trading desks during the period as we have significantly decreased positions on these desks.

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

During the second quarter of 2016, we generated net interest revenue of $2.0 million from securities lending, compared to $1.8 million in the second quarter of 2015. The increase in this net revenue was due to both higher average balances during the second quarter of 2016 and increased net interest spreads on these balances.

During the first six months of 2016, we generated net interest revenue of $4.3 million from securities lending, compared to $3.4 million in the first six months of 2015. The increase in this net revenue was due to both higher average balances during the first six months of 2016 and increased net interest spreads on these balances.

Investments

Net investment income for the second quarter of 2016 was $0.5 million, a decrease of $3.2 million from net investment income for the second quarter of 2015 of $3.7 million.  Net investment income for the second quarter of 2015 included $3.4 million of gains from short-sales of U.S. Treasury securities, which were settled in the third and fourth quarters of 2015.  Total investing revenues in the second quarter of 2015 were offset by $3.7 million of interest expense related to the short-sales of U.S. Treasury securities.

Net investment loss for the first six months of 2016 was $0.4 million, a decrease of $7.4 million from net investment income for the first six months of 2015 of $7.0 million.  Net investment income for the first six months of 2015 included $6.0 million of gains from short-sales of U.S. Treasury securities, which were settled in the third and fourth quarters of 2015.  Total investing revenues in the first six months of 2015 were offset by $6.9 million of interest expense related to the short-sales of U.S. Treasury securities.

Non-Interest Expenses Analysis

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total non-interest expenses decreased 24.6% to $30.1 million in the second quarter of 2016 from $39.9 million in the second quarter of 2015.  Variable expenses decreased to $6.7 million in the second quarter of 2016 from $17.1 million in the second quarter of 2015, while fixed expenses increased $0.5 million.  The change in variable costs reflects a $7.4 million decrease in variable compensation and a $2.8 million decrease in costs related to investment banking transactions, both due to the overall decrease in revenues in the second quarter of 2016 compared to the second quarter of 2015.  Fixed costs include $0.9 million related to higher annual meeting expenses as a result of a contested proxy vote offset by a decrease in fixed compensation.

Total compensation and benefits expenses decreased 31.3% to $16.7 million in the second quarter of 2016 from $24.3 million in the second quarter of 2015.  The decrease in compensation and benefits expenses reflects the reduction in variable compensation noted above, and is due to the lower level of revenues in the second quarter of 2016 compared to the second quarter of 2015.

Occupancy and equipment expenses increased 3.2% to $3.2 million in the second quarter of 2016 from $3.1 million in the second quarter of 2015. The increase in occupancy costs was primarily the result of increases in rent and depreciation of leasehold improvements and office equipment related to our September 2015 acquisition of MLV & Co. (“MLV”), partially offset by decreases in software maintenance and license expenses.

Communications expenses decreased 15.4% to $2.2 million in the second quarter of 2016 from $2.6 million in the second quarter of 2015.  The decrease in these expenses was primarily due to decreased costs related to data network and connectivity.

Professional services expenses decreased 38.6% to $2.7 million in the second quarter of 2016 from $4.4 million in the second quarter of 2015. This decrease was primarily due to a $2.4 million decrease in costs related to investment banking transactions offset by a $0.7 million increase in corporate legal and consulting costs primarily related to higher annual meeting expenses as a result of a contested proxy vote.

Business development expenses decreased 11.5% to $2.3 million in the second quarter of 2016 from $2.6 million in the second quarter of 2015. This decrease was primarily due to a decrease in travel costs related to investment banking transactions.

Clearing and brokerage fees remained unchanged at $1.3 million in both the second quarter of 2016 and the second quarter of 2015.  While cash equity transaction volumes and related costs decreased in the second quarter of 2016 compared to the second quarter of 2015, increases in costs related to securities lending transactions, as well as costs related to MLV, which was acquired in September 2015, offset this decrease.

Other operating expenses increased 13.3% to $1.7 million in the second quarter of 2016 from $1.5 million in the second quarter of 2015. The increase in these expenses was primarily due to the recognition of $0.2 million of costs related to higher annual meeting expenses as a result of a contested proxy vote.

We recognized a tax benefit of $1.0 million in the second quarter of 2016, compared to a $1.5 million tax provision in the second quarter of 2015. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. Our effective tax rates for the second quarters of 2016 and 2015 were 10.7% and 34.1%, respectively.  The effective tax rate for the second quarter of 2016 differed from statutory tax rates primarily due to the effects of a decrease in our forecasted annual results as of June 30, 2016 and the resulting change in our forecasted full year effective tax rate.  For the second quarter of 2015, our effective tax rate differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

See Executive Summary above for further information related to our deferred tax assets as of June 30, 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total non-interest expenses decreased 15.1% to $60.1 million in the first six months of 2016 from $70.8 million in the first six months of 2015. Variable expenses decreased to $13.2 million in the first half of 2016 from $22.5 million in the first half of 2015 and fixed expenses decreased $1.4 million.  The change in variable costs reflects a $5.7 million decrease in variable compensation and a $3.5 million decrease in costs related to investment banking transactions, both due to the overall decrease in revenues in the first six months of 2016 compared to the first six months of 2015.

Total compensation and benefits expenses decreased 17.8% to $34.7 million in the first six months of 2016 from $42.2 million in the first six months of 2015.  The decrease in compensation and benefits expenses reflects the reduction in variable compensation noted above, and is due to the lower level of revenues in the first half of 2016 compared to the first half of 2015.

Occupancy and equipment expenses increased 4.8% to $6.5 million in the first six months of 2016 from $6.2 million in the first six months of 2015. The increase in occupancy costs was primarily the result of increases in rent and depreciation of leasehold improvements and office equipment related to our September 2015 acquisition of MLV, partially offset by decreases in software maintenance and license expenses.

Communications expenses decreased 14.3% to $4.8 million in the first six months of 2016 from $5.6 million in the first six months of 2015.  The decrease in these expenses was primarily due to decreased costs related to data network and connectivity.

Professional services expenses decreased 36.8% to $4.3 million in the first six months of 2016 from $6.8 million in the first six months of 2015. This decrease was primarily due to a $2.8 million decrease in costs related to investment banking transactions as well as reductions in fixed professional services costs offset by a $0.7 million increase in corporate legal and consulting costs primarily related to higher annual meeting expenses as a result of a contested proxy vote.

Business development expenses decreased 13.3% to $3.9 million in the first six months of 2016 from $4.5 million in the first six months of 2015. This decrease was primarily due to a decrease in travel costs related to investment banking transactions.

Clearing and brokerage fees remained unchanged at $2.6 million in both the first six months of 2016 and the first six months of 2015. While cash equity transaction volumes and related costs decreased in the first six months of 2016 compared to the first six months of 2015, increases in costs related to securities lending transactions, as well as costs related to MLV, which was acquired in September 2015, offset this decrease.

Other operating expenses increased 13.8% to $3.3 million in the first six months of 2016 from $2.9 million in the first six months of 2015. The increase in these expenses was primarily due to the recognition of $0.2 million of costs related to higher annual meeting expenses as a result of a contested proxy vote, and $0.1 million of bad debt expenses in the first six months of 2016; there were no comparable bad debt expenses recognized in the first six months of 2015.

We recognized a tax benefit of $7.6 million in the first six months of 2016, compared to a $0.2 million tax provision in the first six months of 2015. Our quarterly tax provision is determined pursuant to ASC 740, which requires using an estimated annual effective rate based on forecasted taxable income for the full year. Our effective tax rates for the first six months of 2016 and 2015 were 35.8% and 32.1%, respectively.  The effective tax rate for the first six months of 2016 differed from statutory rates primarily due to the impact of permanent differences on our forecasted full year results, and the effects of adopting the guidance in ASU 2016-09 which requires the tax effects of share-based awards to be treated as discrete items in the interim period in which the windfalls or shortfalls occur.  During the first six months of 2016, windfalls of $1.1 million were included in our income tax benefit.  For the first six months of 2015, our effective tax rate differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

See Executive Summary above for further information related to our deferred tax assets as of June 30, 2016.

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

Cash Flows

As of June 30, 2016, our cash and cash equivalents totaled $51.3 million representing a net decrease of $18.8 million for the first six months of 2016. The decrease is attributable to cash used in operating activities of $30.8 million, cash used in financing activities of $25.1 million, partially offset by $37.1 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $30.8 million during the first six months of 2016, compares to $14.6 million of cash used in operating activities during the first six months of 2015. The cash used in operating activities during the first six months of 2016 primarily reflects our net operating loss for the period and $9.0 million of cash used to reduce accrued compensation.  The cash used in operating activities during the first six months of 2015 reflects our net operating loss for the period and $13.3 million of cash used to reduce accrued compensation.

Net cash provided by investing activities of $37.1 million during the first six months of 2016 compares to $5.1 million during the first six months of 2015.  The $37.1 million provided in the first six months of 2016 reflects proceeds from hedge fund redemptions and securities sold during the period of $40.1 million, offset partially by $1.1 million used for the settlement of financial instruments sold short, and a $1.3 million payment against our contingent consideration liability related to our securities lending business acquisition.  The $5.1 million provided in the first six months of 2015 reflects proceeds from sales of, and distributions from, investments during the period of $14.1 million offset partially by investment purchases, including $0.8 million of investment funds and $5.9 million related to short-sales of U.S. Treasury securities. In addition, during the first quarter of 2015 we made a $1.1 million payment against the contingent consideration liability for the acquisition of the securities lending business.

Net cash used in financing activities of $25.1 million during the first six months of 2016 compares to $28.3 million used during the first six months of 2015. The 2016 activity reflects the repurchase of 1.3 million shares of our common stock for $21.9 million and dividends paid of $3.4 million. The 2015 activity primarily reflects the repurchase of 1.1 million shares of our common stock for $28.9 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $51.3 million at June 30, 2016) comprised primarily of investments in money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of June 30, 2016, our principal assets consisted of cash and cash equivalents, financial instruments at fair value, receivables and investments carried at cost. As of June 30, 2016 and December 31, 2015, our liquid assets consisted primarily of cash and cash equivalents of $51.3 million and $70.1 million, respectively.

The increase in our total assets to $1.2 billion as of June 30, 2016, compared to $0.9 billion as of December 31, 2015, was primarily the result of a $284.0 million increase in securities borrowed, partially offset by a $47.3 million decrease in financial instruments owned, at fair value and the $18.8 million decrease in cash noted above.

Regarding securities lending and our securities borrowed and securities loaned balances, securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received.  Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender.  With respect to securities loaned, we receive collateral in the form of cash.  The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned.  We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral recalled, when deemed appropriate. As of June 30, 2016 and December 31, 2015, and during the six months and year then ended, respectively, all collateral received or paid was in the form of cash.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled banking and securities trades as well as cash on deposit related to securities lending.

As of June 30, 2016, we held $46.9 million of investments which primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.  During the six months ended June 30, 2016, we received $34.9 million from investment fund redemptions and $5.2 million from the sale of marketable securities. We have initiated redemptions for approximately $13 million of the fair value of the hedge funds.  The following table provides additional detail regarding our investments as of June 30, 2016 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Fixed income/credit-related hedge funds	$10,872
Multi-strategy hedge funds	12,495
Private equity funds	8,447
Total investment funds, at fair value	31,814
Marketable and non-public equity securities and warrants, at fair value	8,505
Total investments, at fair value	40,319
Investments, at cost	6,539
Total investments	$46,858

As of June 30, 2016, the $31.8 million of investment funds reflects investments in 9 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

The increase in our total liabilities to $986.8 million as of June 30, 2016 compared to $722.6 million as of December 31, 2015 was primarily the result of a $281.3 million increase in securities loaned. This increase was partially offset by a $10.5 million decrease in accrued compensation and benefits, and a $4.6 million decrease in accounts payable, accrued expenses and other liabilities.

Regulatory Capital

FBR Capital Markets & Co. (“FBRCM”) and MLV, our broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2016, FBRCM had total regulatory net capital of $39.6 million, which exceeded its required net capital of $1.1 million by $38.5 million.  MLV had total regulatory capital of $834 thousand, which exceeded its required net capital of $100 thousand by $734 thousand.  Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the six months ended June 30, 2016, we repurchased 728 thousand shares of our common stock in open market or privately negotiated transactions at a weighted average share price of $17.48 per share, for a total cost of $12.7 million. As of June 30, 2016, we had a remaining authority to repurchase up to 272 thousand additional shares. In July 2016, our Board of Directors approved an increase in the Company’s repurchase authorization to an aggregate of 750 thousand shares.

We also purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the six months ended June 30, 2016, we purchased 538 thousand shares of common stock at a weighted average share price of $17.01 per share for a total cost of $9.2 million for this purpose.

Dividends

On July 14, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on August 26, 2016 to shareholders of record as of the close of business on July 29, 2016.  On April 26, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on May 27, 2016 to shareholders of record as of the close of business on May 9, 2016.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from our trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount.  The table below presents the Company’s 95%/one-day VaR for the six months ended June 30, 2016 and 2015 (dollars in thousands):

95% / One-Day VaR
Six Months Ended June 30,
2016				2015
Period End	Average	High	Low	Period End	Average	High	Low

$8	$96	$195	$8	$78	$182	$270	$75

The Company’s VaR of eight thousand dollars at June 30, 2016 is 0.005% of our shareholders’ equity as of that date and the change in period end VaR from year to year shows a decrease of $70 thousand.  The low, stable level of VaR reflects the low amount of inventory held in trading businesses as well as the Company’s use of hedging transactions, whenever feasible, to reduce market risk. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with financial instruments sold but not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $7.0 million at June 30, 2016. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the section Equity Price Risk.

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

The following table provides the actual daily trading revenue fluctuations during the six months ended June 30, 2016. Over this six month period, the lowest 5th percentile of all trading days is represented by the first column from the left in the table below, which reflects the six lowest days of daily trading revenue.  Although not specifically shown in the table, during this six-day period, the average daily trading revenues were net gains of $71 thousand and the lowest one-day trading revenue was $51 thousand.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of June 30, 2016. The fair value of the $7.0 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $7.7 million and $6.3 million, respectively, and the fair value of the $15.0 million of other equity investments would increase or decrease to $16.5 million and $13.5 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At June 30, 2016 and December 31, 2015, we have recorded no liabilities with regard to this right. During the six months ended June 30, 2016 and 2015, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing brokers and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

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

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2016, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2016, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As of June 30, 2016, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

On March 30, 2016, the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al., pending in the United States District Court for the Southern District of New York, was dismissed in its entirety. The Court ruled that the operative amended complaint, filed on January 23, 2015, failed to allege any material misstatements. As previously disclosed, the Second Amended Complaint asserted claims against all the underwriters, including FBRCM, under Sections 11 and 12 of the Securities Act in connection with offerings in September and December 2013.  Plaintiffs have requested that the court grant them permission to amend their complaint a third time.  Briefing on that motion is complete as of June 23, 2016 and a ruling is pending.  Regional Management continues to indemnify all the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

In November 2015, MLV was named a defendant in two putative class action lawsuits alleging substantially identical claims against the officers and directors and underwriters of Miller Energy Resources, Inc. (“Miller”). The lawsuits, styled Goldberg v. Miller et al., and Gaynor v. Miller et al., are currently pending in the United States District Court for the Eastern District of Tennessee, and allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with 6 offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26; 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. The plaintiffs are currently seeking to remand to Tennessee state court; defendants are vigorously opposing the remand.  A subsequent complaint was filed in the United States District Court for the Eastern District of Tennessee on May 12, 2016.  The lawsuit, styled Hull v. Miller et al., alleges identical claims to the previously filed complaints under Sections 11 and 12 of the Securities Act against eight of the same underwriters, including MLV, and the officers and directors of Miller.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of June 30, 2016.

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

Item 1A.Risk Factors

As of June 30, 2016, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our share repurchases during the second quarter of 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
May 1 to May 31, 2016	183,089	$19.78	183,089	664,959
June 1 to June 30, 2016	392,300	16.42	392,300	272,295
Total	575,389	$17.49	575,389	272,295

(1)	On July 14, 2016, the Board of Directors of the Company approved an increase in the Company’s repurchase authorization to an aggregate of 750,000 shares.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: August 9, 2016	By:	/s/ Bradley j. Wright
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2016	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)