Form 10-Q
period 2016-09-30
FBR & Co.
filed 2016-11-09
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 31, 2016 was 6,915,653 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$53,499	$70,067
Receivables:
Securities borrowed	819,259	685,037
Due from brokers, dealers and clearing organizations	5,477	5,513
Customers	5,878	1,429
Other	3,644	5,895
Financial instruments owned, at fair value	44,398	94,923
Other investments, at cost	—	6,539
Goodwill and intangible assets	4,622	6,273
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	13,277	15,071
Deferred tax assets, net of valuation allowance	—	37,497
Prepaid expenses and other assets	3,508	5,172
Total assets	$953,562	$933,416

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$819,920	$687,443
Financial instruments sold, not yet purchased, at fair value	—	1,934
Accrued compensation and benefits	5,330	13,325
Accounts payable, accrued expenses and other liabilities	14,776	19,947
Total liabilities	840,026	722,649

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,907,402 and 6,795,342 shares issued and outstanding, respectively	7	7
Additional paid-in capital	253,461	259,011
Restricted stock units	14,728	35,929
Accumulated deficit	(154,660)	(84,180)
Total shareholders’ equity	113,536	210,767
Total liabilities and shareholders’ equity	$953,562	$933,416

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Investment banking:
Capital raising	$9,105	$14,626	$18,431	$51,737
Advisory	53	150	3,511	5,442
Institutional brokerage	8,106	11,176	29,840	35,860
Net investment (loss) income	(416)	777	(855)	7,806
Interest	8,180	8,394	23,926	23,387
Dividends and other	190	168	502	631
Total revenues	25,218	35,291	75,355	124,863
Interest expense	5,898	9,711	17,248	27,932
Revenues, net of interest expense	19,320	25,580	58,107	96,931

Non-interest expenses:
Compensation and benefits	16,510	17,604	51,197	59,835
Occupancy and equipment	2,998	3,169	9,509	9,330
Communications	2,239	2,532	7,007	8,119
Professional services	2,584	2,835	6,882	9,647
Business development	2,050	2,293	5,990	6,824
Clearing and brokerage fees	1,392	1,438	3,947	3,997
Impairment of goodwill	1,259	—	1,259	—
Other operating expenses	1,921	2,018	5,224	4,933
Total non-interest expenses	30,953	31,889	91,015	102,685
Loss before income taxes	(11,633)	(6,309)	(32,908)	(5,754)
Income tax provision (benefit)	45,698	(2,881)	38,085	(2,703)
Net loss	$(57,331)	$(3,428)	$(70,993)	$(3,051)

Loss per share:
Basic loss per share	$(7.88)	$(0.43)	$(9.49)	$(0.37)
Diluted loss per share	$(7.88)	$(0.43)	$(9.49)	$(0.37)

Basic weighted average shares outstanding (in thousands)	7,274	7,899	7,479	8,266
Diluted weighted average shares outstanding (in thousands)	7,274	7,899	7,479	8,266
Cash dividends declared per common share	$0.20	$—	$0.60	$0.20

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(57,331)	$(3,428)	$(70,993)	$(3,051)
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investment securities, net of taxes of $0, $0, $0 and $28, respectively	—	—	—	(44)
Comprehensive loss	$(57,331)	$(3,428)	$(70,993)	$(3,095)

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2014	8,389	$8	$302,720	$34,353	$44	$(76,719)	$260,406
Net loss	—	—	—	—	—	(7,461)	(7,461)
Common stock dividends	—	—	(3,710)	—	—	—	(3,710)
Issuance of common stock, net of forfeitures	494	1	8,147	(5,680)	—	—	2,468
Repurchase of common stock	(1,950)	(2)	(45,217)	—	—	—	(45,219)
Repurchase of common stock for employee tax withholding	(138)	—	(3,113)	—	—	—	(3,113)
Stock compensation expense for options granted to purchase common stock	—	—	184	—	—	—	184
Issuance of restricted stock units	—	—	—	7,256	—	—	7,256
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	(44)	—	(44)
Balances at December 31, 2015	6,795	$7	$259,011	$35,929	$—	$(84,180)	$210,767
Net loss	—	—	—	—	—	(70,993)	(70,993)
Common stock dividends	—	—	(4,730)	—	—	—	(4,730)
Issuance of common stock, net of forfeitures	1,412	—	21,440	(20,704)	—	—	736
Repurchase of common stock	(756)	—	(13,104)	—	—	—	(13,104)
Repurchase of common stock for employee tax withholding	(544)	—	(9,243)	—	—	—	(9,243)
Stock compensation expense for options granted to purchase common stock	—	—	87	—	—	—	87
Issuance of restricted stock units	—	—	—	(497)	—	—	(497)
Cumulative adjustment for change in accounting principle	—	—	—	—	—	513	513
Balances at September 30, 2016	6,907	$7	$253,461	$14,728	$—	$(154,660)	$113,536

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(70,993)	$(3,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,743	2,374
Deferred income taxes	38,010	(2,978)
Net investment loss (income)	855	(7,806)
Stock compensation	(19)	5,637
Impairment of goodwill	1,259	—
Other	528	542
Changes in operating assets:
Receivables:
Securities borrowed	(134,222)	(165,516)
Brokers, dealers and clearing organizations	36	5,924
Customers	(4,803)	272
Affiliates	(616)	(3,106)
Interest, dividends and other	1,403	144
Trading securities	8,622	46,049
Prepaid expenses and other assets	1,662	1,512
Changes in operating liabilities:
Securities loaned	132,477	163,647
Trading account financial instruments sold, not yet purchased	(924)	(37,409)
Accounts payable, accrued expenses and other liabilities	(3,746)	(1,790)
Accrued compensation and benefits	(6,345)	(15,001)
Net cash used in operating activities	(34,073)	(10,556)
Cash flows from investing activities
Proceeds from sales of and distributions from investments	47,582	17,789
Settlement of financial instruments sold, not yet purchased	(1,134)	(209,563)
Purchase of securities lending business	(1,332)	(2,166)
Purchases of furniture, equipment, software, and leasehold improvements	(665)	(1,823)
Financial instruments sold, not yet purchased	—	217,685
Purchases of investment securities and other investments	—	(15,081)
Purchase of broker-dealer, net of cash acquired	—	(2,275)
Due from brokers, dealers and clearing organizations	—	1,407
Net cash provided by investing activities	44,451	5,973
Cash flows from financing activities
Repurchases of common stock	(22,347)	(39,968)
Proceeds from sales of common stock	210	1,279
Dividends paid	(4,809)	(1,494)
Net cash used in financing activities	(26,946)	(40,183)
Cash and cash equivalents
Net decrease in cash and cash equivalents	(16,568)	(44,766)
Cash and cash equivalents, beginning of period	70,067	108,962
Cash and cash equivalents, end of period	$53,499	$64,196
Supplemental cash flows disclosures
Interest payments	$17,248	$27,440
Income tax payments	$180	$19
Non-cash investing and financing activities
Dividends payable	$564	$429

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”).

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

The Company adopted ASU 2016-09 in the first quarter of 2016 resulting in the recording of a cumulative adjustment to accumulated deficit and deferred tax assets related to previously unrecognized tax benefits related to stock compensation awards of $513.  As discussed in note 5. Income Taxes, as of September 30, 2016, the Company recorded a full valuation allowance against its net deferred tax assets, including the assets noted above.  Accordingly, adoption of this provision, as well as the requirement to recognize excess tax benefits related to the vesting of stock compensation awards in the tax provision, did not have a significant impact on the Company’s financial statements as of, or for the three and nine months ended September 30, 2016.  Similarly, the adoption of the other provisions of the ASU did not have a significant impact on the Company’s financial statements as of, or for the three and nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”.  This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

2. Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The FASB’s ASC 820, “Fair Value Measurement” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.  As a result of the Company’s adoption of ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”) in 2015, these investment funds are no longer categorized within the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of September 30, 2016 and December 31, 2015. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2016	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$5,414	$195	$—	$5,219
Convertible and fixed income debt instruments	—	—	—	—
	5,414	195	—	5,219
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	11,167	4,167	—	7,000
Warrants	388	—	—	388
	11,555	4,167	—	7,388
Total	16,969	$4,362	$—	$12,607
Investment funds valued at net asset value(1)	27,429
Total financial instruments owned, at fair value	$44,398

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of September 30, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $12,607, or 1.3% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of September 30, 2016:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$12,219	Over-the-counter trading activity	$0.95 - $13.50/share	$11.33
Black-Scholes	$388	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.2%	1.2%

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

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended September 30, 2016 and 2015. As of September 30, 2016 and 2015, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Three Months Ended September 30,
	2016	2015
	Trading Securities	Trading Securities
Beginning balance, July 1,	$15,507	$9,248
Total net losses (realized/unrealized) included in earnings	252	342
Purchases	16,147	18,364
Sales/distributions	(19,280)	(12,023)
Transfers out of Level 3	(19)	—
Ending balance, September 30,	$12,607	$15,931
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$205	$67

During the three months ended September 30, 2016, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.  There were no transfers into or out of Level 1, 2, and 3 during the three months ended September 30, 2015.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	Trading Securities	Trading Securities
Beginning balance, January 1,	$16,505	$3,188
Total net losses (realized/unrealized) included in earnings	(70)	577
Purchases	41,209	57,461
Sales/Distributions	(45,018)	(45,266)
Transfers out of Level 3	(19)	(29)
Ending balance, September 30,	$12,607	$15,931
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(62)	$302

During the nine months ended September 30, 2016, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded. During the nine months ended September 30, 2015, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the applicable period became publicly traded.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three and nine months ended September 30, 2016 and 2015, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total gains and losses included in earnings for the period:
Institutional brokerage	$(29)	$279	$(11)	$416
Net investment gain (loss)	281	63	(59)	161
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$(19)	$4	$(39)	$141
Net investment gain (loss)	224	63	(23)	161

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

During the three and nine months ended September 30, 2016 and 2015, except for the impact of the scheduled payment of contingent consideration payable and the recognition of a goodwill impairment charge (see note 4. Goodwill and Intangible Assets), there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During the nine months ended September 30, 2016, the Company made a final contingent consideration payment of $1,332 related to its 2014 acquisition of a securities lending business.  As of September 30, 2016, the Company has no contingent consideration obligations payable.

Financial Instruments Held for Investment—Designated as Trading

As of September 30, 2016, and December 31, 2015, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiaries that are classified as trading securities.  In addition, during the three and nine months ended September 30, 2015, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiaries that were classified as trading securities.  These investments are designated as trading based on the Company’s intent at the time of designation.  In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiaries as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  During the three and nine months ended September 30, 2016, the Company did not make any such elections.  During the three months ended September 30, 2015, the Company elected to account for one non-public equity security, purchased at a cost of $2,511, at fair value.  During the nine months ended September 30, 2015, the Company elected to account for two non-public equity securities, purchased at a cost of $6,510, at fair value.  Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net gain (loss) recognized on trading securities	$(552)	$2,433	$(1,089)	$8,841
Less: Net (gain) loss recognized on trading securities sold during the period	(57)	(1,343)	233	(4,972)
Unrealized gain (loss) recognized on trading securities still held at the reporting date	$(609)	$1,090	$(856)	$3,869

As part of the Company’s investing activities, during the nine months ended September 30, 2015, the Company entered into two short sales, totaling $200,000 face value, of 4.625% U.S. Treasury securities maturing in November 2016. These two short sales were settled in the third quarter of 2015.  During 2014, the Company entered into one short-sale of a $75,000 face value 7.25% U.S. Treasury security maturing in May 2016, which was settled in the fourth quarter of 2015.  During the three and nine months ended September 30, 2015, the Company incurred $3,456 and $10,365, respectively, of interest expense related to these transactions.

Fair Value of the Investments Valued at NAV

As of September 30, 2016 and December 31, 2015, the Company had $27,429 and $66,602, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$10,845	$—	$38,972	$—
Multi-strategy	10,521	—	18,930	—
Private equity funds	6,063	212	8,700	212
Total	$27,429	$212	$66,602	$212

The investments in non-registered investment funds are valued at NAV as determined by the fund administrators. The underlying fund investments consist primarily of corporate and asset-backed fixed income securities. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, the Company’s reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates.  As of September 30, 2016, the Company had initiated redemptions for all of its remaining hedge fund investments.  Pursuant to the terms of these redemptions, the Company expects that it will receive the majority of these proceeds within the next six months.  During the nine months ended September 30, 2016, the Company received $39,442 of proceeds from investment fund redemptions.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund.  At September 30, 2016, it was estimated that the majority of these funds will be liquidated in the next 18 months.

Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income by component for the nine months ended September 30, 2015 along with detail regarding reclassifications from other comprehensive income. All such reclassifications from other comprehensive income are included in net investment income in the Company’s consolidated statements of operations.  As of September 30, 2016, and during the three and nine months then ended, there was no accumulated other comprehensive income or reclassifications from other comprehensive income.

Nine Months Ended September 30,
2015
Accumulated other comprehensive income, beginning balance	$44
Other comprehensive income before reclassifications	—
Amounts reclassified from other comprehensive income	(44)
Accumulated other comprehensive income, at period end	$—

Nine Months Ended September 30,
2015
Reclassifications from other comprehensive income:
Realized gains on sale of securities	$44

Other Investments, at Cost

As of September 30, 2016, the Company had no non-public equity securities carried at cost.  As of December 31, 2015, other investments consisted of non-public equity securities of $6,539.  When applicable, the Company evaluates its non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded no impairment losses during the three and nine months ended September 30, 2016 and 2015.  During the three and nine months ended September 30, 2016, one investment carried at cost with a cost basis of $5,000 became a publicly traded security and was designated as a trading security accounted for at fair value.  During the three and nine months ended September 30, 2016, the Company sold an investment carried at cost with a cost basis of $1,539 for proceeds of $1,503.  During the three and nine months ended September 30, 2015, there were no sales of investments carried at cost.

3. Securities Lending:

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As of September 30, 2016 and December 31, 2015, and during the nine months and year then ended, respectively, all collateral received or paid was in the form of cash.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2016 and December 31, 2015:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
As of September 30, 2016
Securities borrowed	$819,259	$—	$819,259	$819,259	$—
Securities loaned	$819,920	$—	$819,920	$819,920	$—
As of December 31, 2015
Securities borrowed	$685,037	$—	$685,037	$685,037	$—
Securities loaned	$687,443	$—	$687,443	$687,443	$—

_________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

4. Goodwill and Intangible Assets:

Goodwill

The Company performs its annual assessments of goodwill impairment during the third quarter of each year. Management’s assessment process includes determining the fair value of the Company’s equity capital markets (“ECM”) and securities lending reporting units based on current market information, including consideration of its market capitalization and other qualitative factors impacting the Company’s operations, and comparing such fair value to the carrying value of the respective reporting units.

Based on the results of the Company’s assessment in the third quarter of 2016, the Company determined that goodwill related to the ECM reporting unit was impaired and recognized an impairment charge of $1,259.  The impairment recorded in the third quarter of 2016 was the result of various factors, including the significant decline in investment banking revenues during the first nine months of 2016, market conditions related to investment banking, and the Company’s operating losses.  These factors coupled with the extended period in which the Company’s market capitalization has been below its carrying value resulted in the Company determining that it’s ECM reporting unit’s goodwill should be reduced to zero.  As of September 30, 2016, goodwill totaled $3,829 with an accumulated impairment loss of $1,259.  This net goodwill balance of $2,570 related to the securities lending business that was acquired in 2014.  In its annual assessment of this goodwill, based on actual results achieved compared to projections used in valuing the acquisition, the Company determined that the fair value of the securities lending reporting unit exceeded its carrying value.

Based on the Company’s assessments, no impairment charges were recognized during the three and nine months ended September 30, 2015.  As of December 31, 2015, goodwill totaled $3,829 with no accumulated impairment loss.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	September 30,	December 31,
	2016	2015
Customer relationships	$3,006	$3,006
Accumulated amortization	(954)	(562)
Net	$2,052	$2,444

These intangible assets were recognized in connection with transactions completed in 2015 and 2014 and are being amortized over their original estimated useful lives, of three to seven years, on a straight-line basis.  These assets are also tested for impairment if events or circumstances indicate that an asset’s carrying value may not be recoverable. For the three and nine months ended September 30, 2016, amortization expense recognized was $131 and $392, respectively.  For the three and nine months ended September 30, 2015, amortization expense recognized was $89 and $268, respectively.

5. Income Taxes:

As a result of the Company’s application of the guidance in ASC 740, “Income Taxes” (“ASC 740”) and its assessment of the positive and negative evidence related to the realization of its deferred tax assets, as of September 30, 2016, the Company recorded a full valuation allowance against its net deferred tax assets. Accordingly, during the three and nine months ended September 30, 2016, the Company recorded tax provisions of $45,698 and $38,085, respectively.

The Company’s assessment of the positive and negative evidence related to the realization of its deferred tax assets and the potential need for a valuation allowance is a matter of significant judgement. In reaching its conclusion to establish a full valuation allowance as of September 30, 2016, the Company weighed various factors related to its performance and financial position as well as market conditions and prospective opportunities. Based primarily on the Company’s most recent operating results and its cumulative pre-tax results, the Company determined that it was no longer more likely than not that its deferred tax assets will be realized. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income.

During the three and nine months ended September 30, 2015, the Company recorded tax benefits of $2,881 and $2,703, respectively.  The Company’s 2015 quarterly tax provision was determined pursuant to ASC 740, which for the three and nine months ended September 30, 2015, was determined based on the actual year-to-date effective rate, as this was the Company’s best estimate of its annual effective tax rate for the full fiscal year.  The Company’s effective tax rates for the three and nine months ended September 30, 2015 were 45.7% and 47.0%, respectively.  These effective tax rates differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

6. Regulatory Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”) and MLV & Co. LLC (“MLV”), the Company’s broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2016, FBRCM had net capital of $37,701, which was $36,483 in excess of its required net capital of $1,218.  In addition, MLV had net capital of $1,546, which was $1,446 in excess of its required net capital of $100.

7. Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and RSUs that are subject to forfeiture.  Due to the Company’s reported net losses for the three and nine months ended September 30, 2016 and 2015, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for these periods.  The following tables present the computations of basic and diluted income per share for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,274	7,274	7,899	7,899
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—
Weighted average common and common equivalent shares outstanding (in thousands)	7,274	7,274	7,899	7,899
Net loss applicable to common stock	$(57,331)	$(57,331)	$(3,428)	$(3,428)
Net loss per common share	$(7.88)	$(7.88)	$(0.43)	$(0.43)

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,479	7,479	8,266	8,266
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—
Weighted average common and common equivalent shares outstanding (in thousands)	7,479	7,479	8,266	8,266
Net loss applicable to common stock	$(70,993)	$(70,993)	$(3,051)	$(3,051)
Net loss per common share	$(9.49)	$(9.49)	$(0.37)	$(0.37)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Options—Employees and directors	334	565	334	565
Stock Options—Non-employee	32	32	32	32
Restricted Stock, unvested	30	17	30	17
Restricted Stock Units, unvested (1)	810	2,025	810	2,025
Total	1,206	2,639	1,206	2,639

(1)

Restricted stock units include 507,663 units that vest based on both individual service requirements and the achievement of specified performance goals.  These contingently issuable units will only be included in diluted earnings per share based on the number of shares, if any, that would be issuable based on the performance goals if the end of the reporting period was the end of the performance period.  Based on the Company’s assessment of these awards, as of September 30, 2016, the Company does not believe that the minimum performance thresholds will be met during the performance periods.

8. Commitments and Contingencies:

Litigation

As of September 30, 2016, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

In November 2015, MLV was named a defendant in two putative class action lawsuits alleging substantially identical claims against the officers and directors and underwriters of Miller Energy Resources, Inc. (“Miller”). The lawsuits, styled Goldberg v. Miller et al., and Gaynor v. Miller et al., are pending in the United States District Court for the Eastern District of Tennessee, and allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with 6 offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26; 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. A subsequent complaint was filed in the United States District Court for the Eastern District of Tennessee on May 12, 2016.  The lawsuit, styled Hull v. Miller et al., alleges identical claims to the previously filed complaints under Sections 11 and 12 of the Securities Act against eight of the same underwriters, including MLV, and the officers and directors of Miller. Briefing on the defendants’ motions to dismiss is pending.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of September 30, 2016.

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

9. Shareholders’ Equity:

Share Repurchases

During the three and nine months ended September 30, 2016, the Company repurchased 27,830 shares and 755,535 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $13.81 per share and $17.34 per share, respectively, for a total cost of $384 and $13,104, respectively. During the three and nine months ended September 30, 2015, the Company repurchased 482,976 shares and 1,573,640 shares, respectively, of its common stock in open market or privately negotiated transactions at weighted average share prices of $22.51 per share and $23.84 per share, respectively, for a total cost of $10,873 and $37,511, respectively.  As of September 30, 2016, the Company had remaining authority to repurchase 722,170 additional shares.

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three and nine months ended September 30, 2016, the Company purchased 5,985 shares and 544,460 shares, respectively, of common stock at weighted average share prices of $14.20 and $16.98 per share, respectively, for a total cost of $85 and $9,243, respectively, for this purpose. During the three and nine months ended September 30, 2015, the Company purchased 6,695 shares and 106,322 shares, respectively, of common stock at a weighted average share price of $22.71 per share and $23.20, respectively, for a total cost of $159 and $2,458, respectively, for this purpose.

Dividends

Since January 1, 2015, the Company’s Board of Directors has declared cash dividends on its common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
July 14, 2016	July 29, 2016	August 26, 2016	$0.20
April 26, 2016	May 9, 2016	May 27, 2016	$0.20
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

See note 10. Subsequent Events for information regarding dividends declared subsequent to the balance sheet date.

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of September 30, 2016, the Company had $564 of dividends payable related to such unvested RSUs and restricted shares. With respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

FBR & Co. Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation—Stock Compensation,” the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the nine months ended September 30, 2016 and 2015, the Company recognized compensation expense of $70 and $166, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions or performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Options	$7	$—	$18	$7
Restricted shares	92	97	390	249
RSUs	10	2,159	(497)	5,215

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Stock Options	Restricted Shares	RSUs	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	72,772	9,800	25,099	262,813
Grant date fair value per share	$—	$—	$16.04	$2.87	$16.09	$16.47

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

During the three and nine months ended September 30, 2016 and for the year ended December 31, 2015, no compensation was recognized for the 2014 and 2015 performance condition RSUs based on the Company’s assessment that the minimum performance thresholds will not be met.

There were 375,000 RSUs granted during the year ended December 31, 2013 that vested in 2016 based on both individual service requirements and the achievement of a specified performance goal (“2013 performance condition RSUs”). In order for the performance goal to be met at a minimum level and for the awards to vest at a 50% rate, the tangible book value of FBR & Co., measured on a per share basis, must have increased by an amount equal to a 4% compound annual growth rate over the three-year period beginning on April 1, 2013 (the “2013 performance period”).  The awards vest at a 100% level if FBR & Co. achieved a 7% compound annual growth rate over the 2013 performance period and at a proportionate rate at annual growth rates between a 4% and a 7%.  In May 2016, based on the Company’s tangible book value growth during the 2013 performance period, 258,681 shares of the 2013 performance condition RSUs vested.  As a result of activity during the three months ended March 31, 2016, this award vested at a lower rate than previously forecasted, as such $1,642 of stock compensation expense recognized in prior years was reversed during the three months ended March 31, 2016.

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of September 30, 2016
	Stock Options	Restricted Shares	RSUs	Performance Condition RSUs (1)
Unrecognized compensation	$11	$259	$3,241	$—
Unvested awards	9,800	30,106	301,953	—
Weighted average vesting period	0.36 years	0.71 years	2.75 years	0.0 years

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

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive RSUs in lieu of cash payments. These RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. In settlement of such accrued incentive compensation, for the nine months ended September 30, 2015, the Company granted 26,549 of such RSUs with an aggregate fair value upon grant date of $630. There were no comparable grants during the nine months ended September 30, 2016.

10. Subsequent Events:

Dividend Declaration

On October 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on November 25, 2016 to shareholders of record as of the close of business on November 14, 2016.

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

Business Environment

While equity capital markets activity during the third quarter of 2016 increased from the prior two quarters, IPO activity during the first nine months of 2016 represented the worst year-to-date period for the U.S. IPO market since 2009.  Through September, year-over-year total IPO volume was down 50% at $13.4 billion and only 71 IPOs had successfully priced. New issue activity continued to be limited and narrow with year-to-date volume in Healthcare and Technology transactions representing a disproportionate percentage of the IPO market. The activity in 2016 was significantly reduced compared to 126 and 175 completed IPOs during the first nine months of 2015 and 2014, respectively, and related dollar volumes of $26.9 billion and $41.3 billion, respectively. Equity trading volumes continue to trend down in 2016 compared to 2015.

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

Executive Summary

For the third quarter of 2016 our revenues, net of interest expense, were $19.3 million, our pre-tax loss was $11.6 million and our net loss, reflecting a $45.7 million tax provision and a full valuation allowance against our net deferred tax assets, was $57.3 million. This compares to third quarter 2015 revenues, net of interest expense, of $25.6 million, pre-tax loss of $6.3 million, and net loss of $3.4 million. The increase in our net loss for the third quarter of 2016 compared to the third quarter of 2015 was primarily due to both the tax provision recognized in 2016 and the reduction in our total net revenues.

As a result of the our application of the guidance in ASC 740, “Income Taxes” (“ASC 740”) and our assessment of the positive and negative evidence related to the realization of our deferred tax assets, we recorded a full valuation allowance against net our deferred tax assets as of September 30, 2016. Our assessment of this positive and negative evidence and the potential need for a valuation allowance is a matter of significant judgement. In reaching this conclusion to establish a full valuation allowance as of September 30, 2016, we weighed various factors related to our performance and financial position as well as market conditions and prospective opportunities. Based primarily on our most recent operating results and our cumulative pre-tax results, we determined that it was no longer more likely than not that our deferred tax assets will be realized. We will continue to maintain a full valuation allowance against our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. Realization of our deferred tax assets will be dependent on our ability to generate future taxable income.

The difference in our operating results in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a $6.3 million decrease in our total net revenues, including a $5.6 million decrease in investment banking revenues and a $3.1 million decrease in institutional brokerage revenues, partially offset by decreased net losses, including interest expense, related to investment positions. The reduction in investment banking revenues reflects the impact of equity capital markets conditions, and the fact that we did not complete any large sole-managed private placements during the third quarter of 2016.  In comparison, our investment banking revenue in the third quarter of 2015 included one large sole-managed institutional private placement transaction.

Our total non-interest expenses in the third quarter of 2016 declined to $31.0 million, compared to $31.9 million in the third quarter of 2015. This decrease was primarily a result of reduced fixed expenses in the third quarter of 2016, in particular fixed compensation as well as corporate legal costs. Non-interest expenses in the third quarter of 2016 include a goodwill impairment charge of $1.3 million, reflecting our determination that the goodwill associated with our equity capital markets (“ECM”) reporting unit should be reduced to zero. Our total compensation and benefits costs decreased to $16.5 million in the third quarter of 2016 from $17.6 million in the third quarter of 2015, primarily as a result of reductions in stock compensation costs. In addition, within total expenses, non-compensation fixed expenses during the third quarter of 2016, excluding the goodwill impairment charge, were $9.2 million compared to $10.6 million in the third quarter of 2015.

For the nine months ended September 30, 2016 our revenues, net of interest expense, were $58.1 million, our pre-tax loss was $32.9 million and our net loss, reflecting a $38.1 million tax provision and a full valuation allowance against our deferred tax assets (see discussion above), was $71.0 million. This compares to the nine months ended September 30, 2015 revenues, net of interest expense, of $96.9 million, pre-tax loss of $5.8 million, and net loss of $3.1 million. The increase in our net loss for the first nine months of 2016 compared to the first nine months of 2015 was primarily due to both the tax provision recognized in 2016 and the reduction in our total net revenues.

The difference in our operating results in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $38.8 million decrease in our total net revenues, including a $35.2 million decrease in investment banking revenues.  The reduction in investment banking revenues reflects the impact of equity capital markets conditions during the nine months ended September 30, 2016, in particular the decline in the volume of initial capital raising transactions compared to the nine months ended September 30, 2015.

Our total non-interest expenses in the nine months ended September 30, 2016 declined to $91.0 million, compared to $102.7 million in the nine months ended September 30, 2015. This decrease was primarily a result of the reduction in 2016 revenues noted above which generated lower variable expenses, including reduced compensation expenses. Our total compensation and benefits costs decreased to $51.2 million in the nine months ended September 30, 2016 from $59.8 million in the nine months ended September 30, 2015, primarily as a result of the lower level of 2016 revenues and reductions in stock compensation costs. In addition, within total expenses, non-compensation fixed expenses during the nine months ended September 30, 2016, excluding the goodwill impairment charge noted above, were $29.3 million compared to $30.2 million in the nine months ended September 30, 2015.

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

The following table provides a summary of our revenues and non-interest fixed and variable expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Investment banking	$9,158	$14,776	$21,942	$57,179
Institutional brokerage	8,106	11,176	29,840	35,860
Securities lending, net interest income	2,275	2,045	6,621	5,396
Net investment (loss) income	(416)	777	(855)	7,806
Other interest expense	—	(3,456)	—	(10,365)
Dividends and other	197	262	559	1,055
Revenues, net of interest expense	19,320	25,580	58,107	96,931
Non-interest expenses:
Fixed expenses	23,989	26,177	70,887	74,465
Variable expenses	6,964	5,712	20,128	28,220
Total non-interest expenses	30,953	31,889	91,015	102,685
Loss before income taxes	$(11,633)	$(6,309)	$(32,908)	$(5,754)

Revenue Analysis

Investment Banking

Our third quarter 2016 investment banking revenues decreased $5.6 million to $9.2 million from $14.8 million for the third quarter of 2015. Our investment banking revenue in 2016 was generated from 13 client transactions representing $1.6 billion in transaction volume. We did not complete any large sole-managed institutional private placements during the third quarter of 2016. In comparison, our investment banking revenue in the third quarter of 2015 was generated from nine client transactions representing $1.2 billion in transaction volume, including one large sole-managed institutional private placement transaction representing $9.9 million in capital raising revenue and $144.0 million in transaction volume.  Advisory revenue was not a significant component of investment banking revenue in either the third quarter of 2016 or 2015.

For the first nine months of 2016, investment banking revenues decreased $35.3 million to $21.9 million from $57.2 million for the first nine months of 2015. Our 2016 revenue level reflects the impact of market conditions during the period, specifically, the narrow and limited nature of initial capital raising activity industry-wide during the first nine months of 2016. Our investment banking revenue in 2016 was generated from 42 client transactions representing $4.2 billion in transaction volume. We did not complete any large sole-managed institutional private placements during the first nine months of 2016. In comparison, our investment banking revenue in the first nine months of 2015 was generated from 35 client transactions representing $7.5 billion in transaction volume.  Included in those transactions and representing $31.2 million of our capital raising revenue were two sole-managed institutional private placements. Advisory revenue was $3.5 million in the first nine months of 2016 compared to $5.4 million in the first nine months of 2015. Reflecting the decrease in total investment banking revenue, advisory revenue represented 16% of investment banking revenues in the first nine months of 2016 compared to 9% in the first nine months of 2015.

Institutional Brokerage

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Agency commissions	$4,074	$6,361	$14,952	$18,876
Principal transactions	3,410	4,280	13,047	14,827
Commissions for equity research	622	535	1,841	2,157
Total	$8,106	$11,176	$29,840	$35,860

Our third quarter 2016 institutional brokerage revenues decreased to $8.1 million from $11.2 million in the third quarter of 2015. This decrease reflects lower cash equity trading volume in the third quarter of 2016 compared to the third quarter of 2015.

For the first nine months of 2016, our institutional brokerage revenues decreased to $29.8 million from $35.9 million in the first nine months of 2015.  This decrease reflects lower cash equity trading volume in the first nine months of 2016 compared to the first nine months of 2015, and reduced revenues from our convertibles and credit trading desks during the period as we eliminated these positions early in 2016.

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

During the third quarter of 2016, we generated net interest revenue of $2.3 million from securities lending, compared to $2.0 million in the third quarter of 2015. The increase in this net revenue was due to both higher average balances during the third quarter of 2016 and increased net interest spreads on these balances.

During the first nine months of 2016, we generated net interest revenue of $6.6 million from securities lending, compared to $5.4 million in the first nine months of 2015. The increase in this net revenue was due to both higher average balances during the first nine months of 2016 and increased net interest spreads on these balances.

Investments

Net investment loss, including dividends, for the third quarter of 2016 was $0.2 million, a decrease of $1.1 million from net investment income, including dividends, for the third quarter of 2015 of $0.9 million.  Net investment income for the third quarter of 2015 included $3.2 million of gains from short-sales of U.S. Treasury securities, which were settled in the third and fourth quarters of 2015.  Total investing revenues in the third quarter of 2015 were offset by $3.5 million of interest expense related to the short-sales of U.S. Treasury securities. There was no comparable interest expense in the third quarter of 2016.

Net investment loss, including dividends, for the first nine months of 2016 was $0.4 million, a decrease of $8.8 million from net investment income for the first nine months of 2015 of $8.4 million.  Net investment income for the first nine months of 2015 included $9.2 million of gains from short-sales of U.S. Treasury securities, which were settled in the third and fourth quarters of 2015.  Total investing revenues in the first nine months of 2015 were offset by $10.4 million of interest expense related to the short-sales of U.S. Treasury securities. There was no comparable interest expense in the first nine months of 2016.

Non-Interest Expenses Analysis

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total non-interest expenses decreased 2.8% to $31.0 million in the third quarter of 2016 from $31.9 million in the third quarter of 2015.  Fixed expenses decreased $2.2 million to $24.0 million in the third quarter of 2016 from $26.2 million in third quarter of 2015, and despite the decrease in total net revenues, variable expenses increased $1.3 million to $7.0 million in the third quarter of 2016 from $5.7 million in the third quarter of 2015.  The decrease in fixed expenses was primarily due to reductions in fixed compensation and corporate legal costs, partially offset by a $1.3 million goodwill impairment charge. The change in variable costs reflects a $1.0 million increase in variable compensation as well as an increase in costs related to investment banking transactions that were not completed. The increase in variable compensation in 2016 was due in part to changing certain compensation arrangements from fixed to variable.

Total compensation and benefits expenses decreased 6.3% to $16.5 million in the third quarter of 2016 from $17.6 million in the third quarter of 2015.  The decrease in compensation and benefits expenses reflects a $2.1 million decrease in fixed stock compensation costs, partially offset by the increase in variable compensation noted above.

Occupancy and equipment expenses decreased 6.3% to $3.0 million in the third quarter of 2016 from $3.2 million in the third quarter of 2015. The decrease in occupancy costs was primarily the result of costs incurred in September 2015 related to our acquisition of MLV & Co. (“MLV”). Subsequent to this acquisition, we have taken steps to wind-down or eliminate MLV’s obligations related to occupancy and equipment.

Communications expenses decreased 12.0% to $2.2 million in the third quarter of 2016 from $2.5 million in the third quarter of 2015.  The decrease in these expenses was primarily due to decreased costs related to data network and connectivity.

Professional services expenses decreased 7.1% to $2.6 million in the third quarter of 2016 from $2.8 million in the third quarter of 2015. This decrease was primarily due to a $0.9 million decrease in costs related to corporate legal and consulting costs, partially offset by a $0.7 million increase in costs related to investment banking transactions. The decrease in corporate legal and consulting costs was due to costs incurred in September 2015 related to our acquisition of MLV. Additionally, despite the decrease in investment banking revenue, our transaction related costs increased in 2016 due to an increase in costs related to investment banking transactions that were not completed.

Business development expenses decreased 8.7% to $2.1 million in the third quarter of 2016 from $2.3 million in the third quarter of 2015. This decrease was primarily due to a decrease in corporate travel and business development costs.

Clearing and brokerage fees remained unchanged at $1.4 million in both the third quarter of 2016 and the third quarter of 2015.

A $1.3 million impairment of goodwill was recognized in the third quarter of 2016 as a result of our annual assessment of goodwill.  There was no comparable charge in the third quarter of 2015.  The impairment recorded in the third quarter of 2016 related to our ECM reporting unit and was the result of various factors, including the significant decline in investment banking revenues during the first nine months of 2016, market conditions related to investment banking and our operating losses.  These factors coupled with the extended period in which our market capitalization has been below our carrying value resulted in the determination that the ECM reporting unit’s goodwill should be reduced to zero.

Other operating expenses decreased 5.0% to $1.9 million in the third quarter of 2016 from $2.0 million in the third quarter of 2015. The decrease in these expenses was primarily due to a decrease in bad debt expense, partially offset by an increase in state registration and other fees.

In the third quarter of 2016, we recognized a $45.7 million tax provision as a result of recording a full valuation allowance against net our deferred tax assets. See Executive Summary above for further information related to our third quarter 2016 tax provision. In the third quarter of 2015, we recognized a tax benefit of $2.9 million, which was based on the actual year-to-date effective rate as permitted by ASC 740, as this was our best estimate of our annual effective tax rate for the full year.  Our effective tax rate for the third quarter of 2015 was 45.7%, and it differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total non-interest expenses decreased 11.4% to $91.0 million in the first nine months of 2016 from $102.7 million in the first nine months of 2015. Variable expenses decreased $8.1 million to $20.1 million in the first nine months of 2016 from $28.2 million in the first nine months of 2015 and fixed expenses decreased $3.6 million to $70.9 million from $74.5 million.  The change in variable costs reflects a $4.7 million decrease in variable compensation and a $2.8 million decrease in costs related to investment banking transactions, both due to the overall decrease in revenues in the first nine months of 2016 compared to the first nine months of 2015.

Total compensation and benefits expenses decreased 14.4% to $51.2 million in the first nine months of 2016 from $59.8 million in the first nine months of 2015.  The decrease in compensation and benefits expenses reflects the reduction in variable compensation noted above, related to the lower level of revenues in the first nine months of 2016 compared to the first nine months of 2015, as well as $3.9 million reduction in fixed compensation that is primarily related to reduced stock compensation costs.

Occupancy and equipment expenses increased 2.2% to $9.5 million in the first nine months of 2016 from $9.3 million in the first nine months of 2015. The increase in occupancy costs was primarily the result of increases in rent and depreciation of leasehold improvements and office equipment related to our September 2015 acquisition of MLV, partially offset by decreases in software maintenance and license expenses.

Communications expenses decreased 13.6% to $7.0 million in the first nine months of 2016 from $8.1 million in the first nine months of 2015.  The decrease in these expenses was primarily due to decreased costs related to data network and connectivity.

Professional services expenses decreased 28.1% to $6.9 million in the first nine months of 2016 from $9.6 million in the first nine months of 2015. This decrease was primarily due to a $2.1 million decrease in costs related to investment banking transactions as well as a $0.7 million reduction in various fixed professional services costs.

Business development expenses decreased 11.8% to $6.0 million in the first nine months of 2016 from $6.8 million in the first nine months of 2015. This decrease was primarily due to a decrease in travel costs related to investment banking transactions.

Clearing and brokerage fees remained unchanged at approximately $4.0 million in both the first nine months of 2016 and the first nine months of 2015.

A $1.3 million impairment of goodwill was recognized in the first nine months of 2016 as a result of our annual assessment of goodwill.  There was no comparable charge in the first nine months of 2015.  The impairment recorded in the third quarter of 2016 related to our ECM reporting unit and was the result of various factors, including the significant decline in investment banking revenues during the first nine months of 2016, market conditions related to investment banking and our operating losses.  These factors coupled with the extended period in which our market capitalization has been below our carrying value resulted in the determination that the ECM reporting unit’s goodwill should be reduced to zero.

Other operating expenses increased 6.1% to $5.2 million in the first nine months of 2016 from $4.9 million in the first nine months of 2015. The increase in these expenses was primarily due to the recognition of $0.2 million of costs related to higher annual meeting expenses as a result of a contested proxy vote and an increase in intangible asset amortization costs as a result of our acquisition of MLV in the third quarter of 2015.

In the first nine months of 2016, we recognized a $38.1 million tax provision as a result of recording a full valuation allowance against our net deferred tax assets. See Executive Summary above for further information related to our 2016 tax provision.  In the first nine months of 2015, we recognized a tax benefit of $2.7 million which was based on the actual year-to-date effective rate as permitted by ASC 740, as this was our best estimate of our annual effective tax rate for the full year. Our effective tax rate for the first nine months of 2015 was 47.0% and it differed from statutory tax rates primarily due to the effects of capital loss carryforwards subject to a valuation allowance that were projected to be utilized during the year.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements for general business purposes. Regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels.  The primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in our operating businesses), proceeds from investment fund redemptions and sales of securities, internally generated funds, dividends on equity securities that we own, and credit provided by margin accounts, banks, clearing brokers, and affiliates of our principal clearing broker.  Potential future sources of liquidity for us include internally generated funds, borrowing capacity through margin accounts, corporate lines of credit and other credit facilities which we may enter into in the future, and future issuances of common stock, preferred stock or debt securities.

Cash Flows

As of September 30, 2016, our cash and cash equivalents totaled $53.5 million representing a net decrease of $16.6 million for the first nine months of 2016. The decrease is attributable to cash used in operating activities of $34.1 million and cash used in financing activities of $26.9 million, partially offset by $44.4 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $34.1 million during the first nine months of 2016, compares to $10.6 million of cash used in operating activities during the first nine months of 2015. The cash used in operating activities during the first nine months of 2016 primarily reflects our net operating loss for the period and $6.3 million of cash used to reduce accrued compensation, partially offset by reductions in our trading securities.  The cash used in operating activities during the first nine months of 2015 reflects our net operating loss for the period and $15.0 million of cash used to reduce accrued compensation, partially offset by reductions in our trading securities and amounts due from brokers, dealers and clearing organizations.

Net cash provided by investing activities of $44.4 million during the first nine months of 2016 compares to $6.0 million provided by investing activities during the first nine months of 2015.  The $44.4 million provided in the first nine months of 2016 reflects proceeds from investment fund redemptions and securities sold during the period of $47.6 million, offset partially by $1.1 million used for the settlement of financial instruments sold short, and a $1.3 million payment against our contingent consideration liability related to our securities lending business acquisition.  The $6.0 million provided in the first nine months of 2015 reflects proceeds from sales of, and distributions from, investments during the period of $17.8 million, offset partially by investment purchases, including $15.1 million of investment funds and $9.5 million related to short-sales of U.S. Treasury securities. In addition, during the first nine months of 2015 we made a $2.2 million payment against the contingent consideration liability for the acquisition of the securities lending business.

Net cash used in financing activities of $26.9 million during the first nine months of 2016 compares to $40.2 million used during the first nine months of 2015. The 2016 activity reflects the repurchase of 1.3 million shares of our common stock for $22.3 million and dividends paid of $4.8 million. The 2015 activity primarily reflects the repurchase of 1.7 million shares of our common stock for $40.0 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $53.5 million at September 30, 2016) comprised primarily of investments in government money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of September 30, 2016, our principal assets consisted of cash and cash equivalents, financial instruments at fair value and receivables. As of September 30, 2016 and December 31, 2015, our liquid assets consisted primarily of cash and cash equivalents, comprised primarily of investments in government money market funds, of $53.5 million and $70.1 million, respectively.

The increase in our total assets to $953.6 million as of September 30, 2016, compared to $933.4 million as of December 31, 2015, was primarily the result of a $134.2 million increase in securities borrowed, partially offset by a $50.5 million decrease in financial instruments owned, at fair value, a $37.5 million decrease in deferred tax assets and the $16.6 million decrease in cash noted above.

Regarding securities lending and our securities borrowed and securities loaned balances, securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received.  Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender.  With respect to securities loaned, we receive collateral in the form of cash.  The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned.  We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral recalled, when deemed appropriate. As of September 30, 2016 and December 31, 2015, and during the nine months and year then ended, respectively, all collateral received or paid was in the form of cash.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled banking and securities trades as well as cash on deposit related to securities lending.

As of September 30, 2016, we held $39.0 million of investments which primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.  During the nine months ended September 30, 2016, we received $39.5 million from investment fund redemptions and $8.1 million from sales of marketable and non-public equity securities. As of September 30, 2016, we have initiated redemptions for all of our remaining hedge fund investments.  Pursuant to the terms of these redemptions, we expect to receive the majority of these proceeds within the next six months.  The nature of the private equity fund investments is that distributions are received through the liquidation of the underlying assets of the fund.  At September 30, 2016, it was estimated that the majority of the private equity funds will be liquidated in the next 18 months.  The following table provides additional detail regarding our investments as of September 30, 2016 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Fixed income/credit-related hedge funds	$10,845
Multi-strategy hedge funds	10,521
Private equity funds	6,063
Total investment funds, at fair value	27,429
Marketable and non-public equity securities and warrants, at fair value	11,555
Total investments	$38,984

As of September 30, 2016, the $27.4 million of investment funds reflects investments in 7 non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

The increase in our total liabilities to $840.0 million as of September 30, 2016 compared to $722.6 million as of December 31, 2015 was primarily the result of a $132.5 million increase in securities loaned. This increase was partially offset by an $8.0 million decrease in accrued compensation and benefits, and a $5.1 million decrease in accounts payable, accrued expenses and other liabilities.

Regulatory Capital

FBR Capital Markets & Co. (“FBRCM”) and MLV, our broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2016, FBRCM had total regulatory net capital of $37.7 million, which exceeded its required net capital of $1.2 million by $36.5 million.  MLV had total regulatory capital of $1.5 million, which exceeded its required net capital of $0.1 million by $1.4 million.  Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During the nine months ended September 30, 2016, we repurchased 756 thousand shares of our common stock in open market or privately negotiated transactions at a weighted average share price of $17.34 per share, for a total cost of $13.1 million.  In July 2016, our Board of Directors approved an increase in the Company’s repurchase authorization to an aggregate of 750 thousand shares.  As of September 30, 2016, we had a remaining authority to repurchase up to 722 thousand additional shares.

We also purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the nine months ended September 30, 2016, we purchased 544 thousand shares of common stock at a weighted average share price of $16.98 per share for a total cost of $9.2 million for this purpose.

Dividends

Since January 1, 2015, our board of directors has declared cash dividends on our common stock as summarized in the following table:

Date Declared	Record Date	Payable Date	Dividends per Share
October 25, 2016	November 14, 2016	November 25, 2016	$0.20
July 14, 2016	July 29, 2016	August 26, 2016	$0.20
April 26, 2016	May 9, 2016	May 27, 2016	$0.20
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Overall Risk Management

The audit committee of our board of directors has oversight of our risk management framework, and reports to the full board on a quarterly basis regarding our risk management profile. The audit committee regularly reviews our risk profile, our policies regarding market and credit risk limits and operations, and our risk tolerance levels and capital limits. Our board of directors has established risk limits applicable to our trading and investment activities that we monitor daily. In the event risk levels approach the limits, management is required to notify the audit committee, and audit committee approval is required to make any change to the limit levels. The audit committee also regularly meets with our general counsel to discuss legal and regulatory risk issues. In addition, the compensation committee of our board of directors considers the risk associated with overall compensation and how effective our compensation policies are in linking pay to performance and aligning the interest of our executives and shareholders.

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

Value at Risk. We calculate VaR for our trading businesses using a parametric model that estimates VaR from the standard deviation of portfolio returns. This approach, which captures both the linear and non-linear risks from our trading positions, requires individual positions to be expressed as individual risk factors, then the volatilities and correlations for these risk factors are calculated directly based on data from the previous twelve months. The resulting VaR is expressed over a one-day time horizon and at a 95% confidence level. A 95% confidence level implies that, on average, we anticipate that 5% of the time we may realize trading losses in excess of our VaR amount.  The table below presents the Company’s 95%/one-day VaR for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

95% / One-Day VaR
Nine Months Ended September 30,
2016				2015
Period End	Average	High	Low	Period End	Average	High	Low

$11	$66	$195	$—	$73	$149	$270	$57

The Company’s VaR of eleven thousand dollars at September 30, 2016 is 0.01% of our shareholders’ equity as of that date and the change in period end VaR from year to year shows a decrease of $62 thousand.  The low, stable level of VaR reflects the low amount of inventory held in trading businesses. The chart below reflects our daily VaR over the last four quarters:

VaR is a model that quantifies potential losses using historical data. We could incur losses greater than the reported VaR because the historical market prices used may not be an accurate measure of future market events and conditions, especially in highly stressful market environments. In addition, the VaR model measures the risk of the current net trading positions and does not take into account future position changes arising from transaction and/or hedging activity. It also includes the market risk associated with financial instruments sold but not yet purchased on our trading desks. Our VaR includes positions actively managed and held by our trading desks and does not include positions associated with investment banking transactions that may be held on our trading desk in order to facilitate distribution if the underlying stock has not yet commenced trading on a national securities exchange. In most instances, these positions are held only for a short period and sold at or above our costs. Such positions totaled $5.2 million at September 30, 2016. To the extent we hold these positions on a long-term basis, they are reflected as long-term investments and risk related to these positions are discussed below under the section Equity Price Risk.

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

The following table provides the actual daily trading revenue fluctuations during the nine months ended September 30, 2016. Over this nine month period, the lowest 5th percentile of all trading days is represented by the first column from the left in the table below, which reflects the nine lowest days of daily trading revenue.  Although not specifically shown in the table, during this nine-day period, the average daily trading revenues were net gains of $52 thousand and the lowest one-day trading revenue was $28 thousand.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of September 30, 2016. The fair value of the $5.2 million of trading equity securities held at our broker-dealer subsidiaries would increase or decrease to $5.7 million and $4.7 million, respectively, and the fair value of the $11.6 million of other equity investments would increase or decrease to $12.8 million and $10.4 million, respectively. Any such increase or decrease in the value of trading securities held by our broker-dealer subsidiaries, investment securities designated as trading, or investment funds will directly affect our earnings.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At September 30, 2016 and December 31, 2015, we have recorded no liabilities with regard to this right. During the nine months ended September 30, 2016 and 2015, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing brokers and all counterparties with which we conduct business.

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

Our equity investments include securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose us to a higher degree of risk than associated with readily marketable securities.

Interest Rate Risk. Interest rate risk represents the potential loss in value of a position or portfolio from adverse changes in market interest rates. We may be exposed to interest rate risk through our trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2016, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2016, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As of September 30, 2016, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

In November 2015, MLV was named a defendant in two putative class action lawsuits alleging substantially identical claims against the officers and directors and underwriters of Miller Energy Resources, Inc. (“Miller”). The lawsuits, styled Goldberg v. Miller et al., and Gaynor v. Miller et al., are pending in the United States District Court for the Eastern District of Tennessee, and allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with 6 offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26; 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. A subsequent complaint was filed in the United States District Court for the Eastern District of Tennessee on May 12, 2016.  The lawsuit, styled Hull v. Miller et al., alleges identical claims to the previously filed complaints under Sections 11 and 12 of the Securities Act against eight of the same underwriters, including MLV, and the officers and directors of Miller.  Briefing on the defendants’ motions to dismiss is pending.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of September 30, 2016.

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

Item 1A.Risk Factors

As of September 30, 2016, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our share repurchases during the third quarter of 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1 to August 31, 2016	17,830	$13.95	17,830	732,170
September 1 to September 30, 2016	10,000	13.57	10,000	722,170
Total	27,830	$13.81	27,830	722,170

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBR & Co.

Date: November 9, 2016	By:	/s/ Bradley j. Wright
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2016	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)