Form 10-K
period 2016-12-31
FBR & Co.
filed 2017-03-13
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2016 was approximately $88.0 million based on the closing price of the registrant’s common stock on such date as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10% or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On March 1, 2017, there were 7,077,682 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
FBR & Co. 2017 Proxy Statement (to be filed with the Securities and Exchange Commission on or before April 30, 2017)	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

Some of the statements contained in or incorporated by reference in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictive in nature and can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Statements concerning projections, future performance, developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our investing activities and our current equity capital levels. Forward-looking statements involve risks and uncertainties. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.  You should not rely upon forward-looking statements as predictions of future events. You should be aware that a number of important factors could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to:

•	the risks identified under the section captioned “Risk Factors” in this Form 10-K;
•	volatility of the capital markets and in economic conditions generally;
•	substantial fluctuations in our financial results;
•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;
•	our ability to retain our senior professionals;
•	pricing and other competitive pressures;
•	changes in laws and regulations and industry practices that adversely affect our business;
•	incurrence of losses in the future;
•	the singular nature of our capital markets and strategic advisory engagements;
•	competition among financial services firms for business and personnel;
•	larger and more frequent capital commitments in our trading and underwriting businesses;
•	limitations on our access to capital;
•	malfunctioning or failure in our operations and infrastructure;
•	our entry into new business areas, including entry through strategic investments, acquisitions and joint ventures;
•	failure to maintain effective internal controls;
•	declines in the market value and/or net asset value of our investments;
•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”);
•	the overall environment for interest rates;
•	changes in our business strategy; and
•	availability, terms and deployment of capital.

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

Through our broker-dealer operating subsidiaries we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;
•	financial advisory services, including merger and acquisition (“M&A”) advisory, restructuring, liability management, recapitalization and strategic alternative analysis;
•	institutional sales and trading services focused on equity securities, as well as securities lending activities; and
•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate, and technology, media and telecommunications (“TMT”). Approximately 70% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus. We also make investments, including merchant banking investments, with our own capital.

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

Financial information concerning our company for the fiscal years ended December 31, 2016, 2015, and 2014, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Form 10-K. Information with respect to our operations is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” in Part II, Item 7, of this Form 10-K.

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

Research. We understand the importance of research and the role quality research plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. We seek to differentiate ourselves through originality of perspective, depth of insight, and our ability to uncover industry trends. We believe our unique viewpoint has helped us develop relationships with investor clients in both our primary distribution and secondary trading businesses. In addition, our Washington policy analysis team offers clients a perspective on the ways in which regulatory and legislative trends and events affect market sectors and individual companies.

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

Investments

Our investing activity consists of investments in merchant banking, marketable equity securities, non-public equity securities and non-registered investment funds that are managed by third parties. Our merchant banking investments include investments in selected private transactions that our investment banking group underwrites and investments sourced by our investment banking team unrelated to an investment banking transaction. In many cases this strategy involves investing our capital alongside the capital of our institutional clients.

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

Compliance, Legal and Risk Management

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

We monitor business risks, including market, credit, operations, liquidity, regulatory, legal, and reputational risk, through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and manage risk associated with our investment banking, institutional brokerage and investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements. We seek to manage the risks associated with our investment banking and investing activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction. We maintain an independent risk management function and our director of risk management employs a variety of systems and calculations to monitor daily changes in the risks associated with trading in our institutional brokerage business and investing activities. For additional detail regarding our control procedures designed to identify and evaluate our market and business risk, see “Quantitative and Qualitative Disclosures about Market Risk” below. Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Insurance

We maintain insurance in types and amounts and with deductibles that management believes are appropriate for our business and customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of December 31, 2016, we had 259 employees in comparison to 303 employees as of December 31, 2015. Our employees are not subject to any collective bargaining agreement and we consider our relationship with our employees to be good.

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

As an investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, particularly the equity capital markets, and economic conditions generally. Conditions in the financial markets in 2016 were marked by persistent market volatility and a challenging environment for small-cap equity capital raising. Lower levels of liquidity have continued to have a negative effect on trading volumes, particularly in the equity market, which has a direct negative impact on our cash equities trading business.

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

We incurred a loss in 2016 and we have incurred losses in certain prior periods; we may incur losses in the future.

We incurred a net loss for the year ended December 31, 2016 of $66.0 million and we have incurred losses in certain prior periods.  We may incur losses in future periods. If we are unable to fund future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

We commit our capital to maintain trading positions in the equity, convertible securities and debt markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may adversely affect our results of operations in a given period. Although we take measures to manage market risk, such as employing inventory position limits and using quantitative risk measures, we may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. Additionally, to the extent that we purchase “when issued” securities (i.e., securities that are trading but have not been issued by the issuer) from our trading clients between the pricing date and closing date of an issuer’s securities offering, we may be unable to sell those securities if an adverse event occurs between the pricing and closing date that changes the terms of such offering or securities.

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

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. Finally, additional dividends on and/or repurchases by us of our shares of common stock will further reduce cash available for operations and future growth.

FBRCM and MLV, both of which are U.S. registered broker-dealers, are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure by either FBRCM or MLV to comply with its net capital requirements could impair our ability to conduct our core business as a brokerage firm.

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

Our business is highly dependent on communications, information and other systems, including systems provided by our clearing brokers, and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock. Our principal clearing brokerage firm is Merrill, Lynch, Pierce, Fenner and Smith Incorporated.  In the event that our principal clearing broker was to exit the business, we would be required to enter into alternative clearing arrangements.  There can be no assurance that such arrangements will be available on terms that are not materially less favorable to us, or at all. Any failure to do so could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

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

In September 2015, we acquired MLV.  MLV has been named in two putative class action lawsuits that have since been consolidated involving underwritten securities offerings in 2013 and 2014. An adverse resolution of any of these matters against us could materially affect our financial condition, operating results and liquidity. See Part I, Item 3, “Legal Proceedings” of this Form 10-K for additional information concerning litigation.

Our investments expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. The companies and investment funds in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategy may not perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our investment activities in the future.

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

Before we make investments, whether investments in non-registered investment funds that are managed by third parties, merchant banking and other equity investments, or corporate debt investments, we assess the strength and skills the managers of the enterprise and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the company or investment fund. We cannot assure you that our due diligence processes will uncover all relevant facts or risks about a company or investment fund in which we make an investment, or that any such investment will be successful. Any unsuccessful investments may have a material adverse effect on our financial condition and results of operation.

In any potential investment, we depend on management and have limited ability to influence management of companies and/or investment funds in which we have invested.

We generally do not control the management, investment decisions or operations of the enterprises in which we make investments. Management of those enterprises may decide to change the nature of their assets or business plan, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions, and as noted below, may have only limited ability to dispose of these investments.

We may make investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

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

The securities of any new publicly-held or privately-held entity in which we make a merchant banking or other investment are likely to be restricted as to resale and may otherwise be highly illiquid. We also expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we have made and expect to make our investments through an affiliate of FBRCM and MLV, registered broker-dealers in the U.S., our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. Our investment and trading activities are regulated by the SEC, FINRA and other governmental authorities. As a result, the rules of the SEC, FINRA, and other governmental authorities and self-regulatory organizations may limit our ability to invest in initial public offerings as well as other offerings of companies whose securities are underwritten or privately placed by FBRCM and MLV.

Prices of the equity securities of new entities in which we invest may be volatile. We may make investments that are significant relative to the subject company’s overall capitalization, and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities.

The disposition value of our investments is dependent upon general and specific market conditions which could result in a decline of the value of these investments. Additionally, due to FINRA rules regarding underwriting compensation, securities we purchase in our private placements may be subject to a 180-day lockup period or longer beginning on the effective date of the issuer’s IPO or resale registration statement. Such lockup periods could affect our ability to dispose of our investments at opportune prices.

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

If we become subject to the registration requirements of the 1940 Act as a result of our investing activities, our ability to operate our business as contemplated would be impaired and our operating results would be adversely affected.

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

Risks Related to the Proposed Merger and Related Transactions

The merger agreement and related transaction documents are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the merger and related transactions could negatively impact the stock price and the future business and our financial results.

The proposed merger with B. Riley Financial, Inc., a publicly traded diversified financial services company based in Los Angeles, and the related transactions are subject to customary closing conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying such conditions may prevent, delay or otherwise materially adversely affect the consummation of the proposed transactions. If the merger and related transactions are not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we would be subject to a number of risks, including negative reactions from the financial markets. In addition, we could be subject to litigation related to the proposed transactions. If these risks materialize it may adversely affect our businesses, financial condition, financial results and stock price.

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

Our principal executive offices are located at Arlington Tower, 1300 North Seventeenth Street, Arlington, Virginia 22209. We carry out all aspects of our operations at that location. We occupy leased space on three floors of our headquarters building in Arlington, Virginia pursuant to a lease agreement that expires on December 31, 2025. We also lease office space in the following locations where we conduct certain portions of our capital markets operations: Boston, Massachusetts; Dallas, Texas; Houston, Texas; Los Angeles, California; New York, New York; and San Francisco, California. We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2016, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

On January 30, 2017, the Court in the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al. denied the Plaintiffs’ motion to file a third amended complaint, which would have revived claims previously dismissed on March 30, 2016.  On March 1, 2017, plaintiffs filed a notice of appeal. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, the complaints filed in November 2015 and May 2016 naming MLV as a defendant in putative class action lawsuits alleging claims under the Securities Act in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated.  The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. Briefing on the defendants’ motions to dismiss is ongoing and expected to be completed by the second quarter of 2017.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of December 31, 2016.

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

Price Range of Common Stock

Our common stock is listed on The NASDAQ Global Select MarketSM under the symbol “FBRC.” As of March 1, 2017, there were 7,077,682 shares of our common stock outstanding and approximately 13 holders of record.  On March 1, 2017, the last sales price for our common stock on the NASDAQ Global Select Market was $18.25 per share. Such information was obtained through our registrar and transfer agent. The tables below shows the actual high and low closing sales prices for our common stock on The NASDAQ Global Select MarketSM for the periods indicated.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$19.74	$15.83	$25.28	$22.00
Second Quarter	20.19	14.93	23.98	20.90
Third Quarter	16.43	13.17	24.53	20.42
Fourth Quarter	14.80	11.40	21.75	19.40

Dividends

Since January 1, 2015, our Board of Directors has declared cash dividends on our common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
February 9, 2017	February 20, 2017	March 3, 2017	$0.20
October 25, 2016	November 14, 2016	November 25, 2016	$0.20
July 15, 2016	July 29, 2016	August 26, 2016	$0.20
April 26, 2016	May 9, 2016	May 27, 2016	$0.20
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

Share Repurchases

During 2016 we repurchased 755,535 shares of our common stock in open market transactions at a weighted average share price of $17.34 per share, for a total cost of $13.1 million. As of December 31, 2016 we had remaining authority to repurchase 722,170 additional shares.  During the fourth quarter of 2016, we repurchased no shares in open market transactions

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations (dollars in thousands, except per share amounts):
Revenues:
Investment banking:
Capital raising	$43,092	$61,508	$103,902	$186,516	$84,144
Advisory	7,453	9,583	11,353	9,697	6,525
Institutional brokerage	39,213	45,442	56,182	53,738	52,472
Net investment (loss) income	(557)	5,433	17,774	6,920	4,906
Interest	29,977	31,774	13,067	1,790	2,765
Dividends and other	527	1,692	1,030	1,160	680
Total revenues	119,705	155,432	203,308	259,821	151,492
Interest expense	21,388	35,037	21,183	—	—
Revenue, net of interest expense	98,317	120,395	182,125	259,821	151,492
Non-interest expenses:
Compensation and benefits	73,313	77,463	103,811	144,720	82,672
Occupancy and equipment	12,318	12,680	13,480	12,271	15,755
Professional services	9,798	13,287	13,259	12,326	12,839
Communications	9,119	10,865	11,514	11,101	12,553
Business development	8,382	9,819	11,689	9,602	9,394
Clearing and brokerage fees	5,180	5,328	4,757	4,922	7,490
Impairment of goodwill	1,259	—	—	—	—
Other operating expenses	6,700	6,711	6,255	7,609	6,861
Total non-interest expenses	126,069	136,153	164,765	202,551	147,564
(Loss) income from continuing operations before income taxes	(27,752)	(15,758)	17,360	57,270	3,928
Income tax provision (benefit)	38,252	(8,297)	341	(27,483)	(1,078)
(Loss) income from continuing operations, net of taxes	(66,004)	(7,461)	17,019	84,753	5,006
(Loss) income from discontinued operations, net of taxes	—	—	—	8,159	24,685
Net (loss) income	$(66,004)	$(7,461)	$17,019	$92,912	$29,691
Basic (loss) income per share(1):
(Loss) income from continuing operations, net of taxes	$(8.89)	$(0.92)	$1.66	$7.09	$0.38
Income from discontinued operations, net of taxes	—	—	—	0.68	1.86
Basic (loss) income per share	$(8.89)	$(0.92)	$1.66	$7.77	$2.24
Diluted (loss) income per share(1):
(Loss) income from continuing operations, net of taxes	$(8.89)	$(0.92)	$1.48	$6.54	$0.36
Income from discontinued operations, net of taxes	—	—	—	0.63	1.79
Diluted (loss) income per share	$(8.89)	$(0.92)	$1.48	$7.17	$2.15
Weighted-average shares (in thousands):
Basic(1)	7,428	8,069	10,283	11,963	13,274
Diluted(1)	7,428	8,069	11,465	12,960	13,798
Cash dividends declared per common share	$0.80	$0.40	$—	$—	$—

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data (in thousands):
Assets:
Cash and cash equivalents	$75,019	$70,067	$108,962	$207,973	$174,925
Securities borrowed	897,343	685,037	594,674	—	—
Financial instruments owned, at fair value	32,401	94,923	166,047	144,743	121,404
Other investments, at cost	—	6,539	7,000	7,681	8,388
Due from brokers, dealers, and clearing organizations	4,828	5,513	94,489	4,949	4,670
Other	28,350	71,337	63,925	45,226	24,057
Total assets	$1,037,941	$933,416	$1,035,097	$410,572	$333,444
Liabilities:
Securities loaned	$892,309	$687,443	$595,717	$—	$—
Financial instruments sold, not yet purchased, at fair value	—	1,934	121,310	42,241	56,929
Accrued compensation, accounts payable, accrued expenses and other liabilities	28,214	33,272	57,664	68,853	32,953
Due to brokers, dealers, and clearing organizations	—	—	—	8,701	3,698
Total liabilities	920,523	722,649	774,691	119,795	93,580
Shareholders’ equity	117,418	210,767	260,406	290,777	239,864
Total liabilities and shareholders’ equity	$1,037,941	$933,416	$1,035,097	$410,572	$333,444

	Year ended December 31,
	2016	2015	2014	2013	2012
Statistical Data:
Total employees(2)	259	303	300	302	256
Net revenue per employee(3)	$355	$404	$609	$952	$591
Compensation and benefits expense as a percentage of net revenues	75%	64%	57%	56%	55%

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

Through our broker-dealer operating subsidiaries we have focused our business on providing:

•	capital raising services, including underwriting and placement of public and private equity, equity-linked and debt securities;
•	financial advisory services, including M&A advisory, restructuring, liability management, recapitalization and strategic alternative analysis;
•	institutional sales and trading services focused on equity securities, as well as securities lending activities; and
•	differentiated securities research focused on the core issues driving performance of our covered companies and industry sectors.

We focus our capital markets business (investment banking and institutional brokerage) in the following industry sectors—consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate, and TMT. Approximately 70% of the companies included in the S&P 500 Index conduct business in the industry sectors in which we focus. We also make investments, including merchant banking investments, with our own capital.

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

Recent Developments

As previously disclosed in a Form 8-K filed with the SEC on February 17, 2017, the Company signed a stock for stock merger agreement with B. Riley Financial, Inc., a publicly traded diversified financial services company based in Los Angeles. Pursuant to this agreement, and subject to, among other conditions, shareholder and regulatory approvals, B. Riley Financial, Inc. will acquire the Company. This transaction is expected to close in the second quarter of 2017. Following completion of this merger, the Company will be a subsidiary of B. Riley Financial, Inc.

Business Environment

While equity capital markets activity increased during the latter portion of 2016, IPO activity during 2016 was historically low.  During 2016 there were 81 small cap U.S. IPOs that successfully priced with a total dollar volume of $10.7 billion. In comparison, during 2015 and 2014 there were 126 and 197 completed IPOs, respectively, and related dollar volumes of $16.6 billion and $22.3 billion, respectively. New issue activity in 2016 continued to be narrow with volume in Healthcare, Finance and Technology transactions representing a disproportionate percentage of the IPO market. Subsequent to the U.S. presidential election and to-date in 2017, investor optimism has led to improved valuations and increased capital markets activity, particularly in the energy and financial sectors. Equity trading volumes continued to trend down in 2016 compared to 2015.

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

U.S. economic outlook has improved, primarily as a result of the recent U.S. presidential election, but the outlook for growth continues to be uncertain.  Economic growth from macroeconomic policy initiatives such as reduced regulation, tax reform, and infrastructure spending may be significant but require legislative action in order to be implemented.  Although gross domestic product improved markedly in the second half of 2016, overall economic growth for 2016 continued to be below long-term trends.  The Federal Reserve raised short-term interest rates in the fourth quarter 2016, but also reiterated that future interest rate increases would be dependent on economic data.  Improvement in economic growth prospects and reduced anxiety over geopolitical events will be important to reestablishing momentum in the new issue market.

Executive Summary

For the year ended December 31, 2016, our revenues, net of interest expense, were $98.3 million, our pre-tax loss was $27.8 million and our net loss, reflecting a $38.3 million tax provision and a full valuation allowance against our net deferred tax assets, was $66.0 million. This compares to 2015 revenues, net of interest expense, of $120.4 million, pre-tax loss of $15.8 million, and net loss of $7.5 million. The increase in our net loss for 2016 compared to 2015 was primarily due to both the tax provision recognized in 2016 and the reduction in our total net revenues.  For the year ended December 31, 2014, our revenues, net of interest expense, were $182.1 million, our pre-tax income was $17.4 million and our net income was $17.0 million. The decrease in our net results in 2015 compared to 2014 was primarily due to a $44.2 million decrease in investment banking revenue.

As a result of our application of the guidance in Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”) and our assessment of the positive and negative evidence related to the realization of our deferred tax assets, we recorded a full valuation allowance against our net deferred tax assets as of December 31, 2016. Our assessment of this positive and negative evidence and the potential need for a valuation allowance is a matter of significant judgment. In reaching this conclusion to establish a full valuation allowance as of December 31, 2016, we weighed various factors related to our performance and financial position as well as market conditions and prospective opportunities. We will continue to maintain a full valuation allowance against our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. Realization of our deferred tax assets will be dependent on our ability to generate future taxable income.

During 2016, investment banking revenues decreased to $50.5 million compared to $71.1 million in 2015 and $115.3 million in 2014.  The reductions in investment banking revenues reflects the impact of equity capital markets conditions during both 2016 and 2015, in particular the declines in the volume of initial capital raising transactions from 2015 to 2016 and from 2014 to 2015.  The reduction in investment banking revenues year-over-year also reflects the differences in the nature and size of the capital raising transactions completed in these periods. We completed one sole-managed private placement in 2016 with a transaction size of $322 million, four sole-managed private placements in 2015 with an average transaction size of $162 million and six sole-managed private placements in 2014 with an average transaction size of $206 million.

During 2016, total non-interest expenses decreased to $126.1 million compared to $136.2 million in 2015 and $164.8 million in 2014.  This decrease was primarily a result of the reduction in year-over-year revenues noted above which generated lower variable expenses, including reduced compensation expenses.  Our total compensation and benefits costs decreased to $73.3 million in the year ended December 31, 2016 from $77.5 million in the year ended December 31, 2015 and $103.8 million in the year ended December 31, 2014, primarily as a result of the lower levels of revenues and reductions in stock compensation costs in 2016 and 2015.  Non-compensation fixed costs decreased to $38.4 million in the year ended December 31, 2016, excluding a $1.3 million goodwill impairment charge, compared to $41.9 million and $43.9 million in the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, our cash and cash equivalents were $75.0 million and $70.1 million, respectively. In addition our financial instruments, at fair value and investments were $32.4 million and $101.5 million, respectively.  During the year ended December 31, 2016, we received $60.1 million from investment fund redemptions and sales of marketable and non-public equity securities and $8.7 million from net sales of trading account securities. During 2016, we repurchased 1.3 million shares of our common stock for a total cost of $22.4 million.

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

The following table provides a summary of our revenues and non-interest fixed and variable expenses (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Investment banking	$50,545	$71,091	$115,255
Institutional brokerage	39,213	45,442	56,182
Securities lending, net interest income	8,524	7,425	2,794
Net investment (loss) income	(557)	5,433	17,774
Other interest expense	—	(11,160)	(11,677)
Dividends and other	592	2,164	1,797
Revenues, net of interest expense	98,317	120,395	182,125
Non-interest expenses:
Fixed expenses	91,927	100,465	104,949
Variable expenses	34,142	35,688	59,816
Total non-interest expenses	126,069	136,153	164,765
(Loss) income before income taxes	$(27,752)	$(15,758)	$17,360

Revenue Analysis

Our revenues consist primarily of capital raising and advisory fees in investment banking; commissions resulting from securities transactions executed as agent or principal and related net trading gains and losses in institutional brokerage; interest income from securities lending; and with respect to investing activities, net investment income, including realized and unrealized gains or losses, and dividends from merchant banking investments and earnings from investment funds.

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

Investment banking revenues decreased $20.6 million to $50.5 million during 2016 from $71.1 million during 2015. Our 2016 revenue level reflects the impact of market conditions during the year, specifically, the narrow and limited nature of initial capital raising activity industry-wide during 2016. Our investment banking revenues in 2016 were generated from 63 client transactions representing $5.9 billion in transaction value. Included in those transactions and representing $17.4 million of our capital raising revenue was one sole-managed institutional private placement. In comparison, our investment banking revenues in 2015 were generated from 51 client transactions representing $9.3 billion in transaction value. Included in those transactions and representing $39.7 million of our capital raising revenue were four sole-managed institutional private placements. Advisory revenue was $7.5 million in 2016 compared to $9.6 million in 2015.

Investment banking revenues decreased $44.2 million to $71.1 million during 2015 from $115.3 million during 2014. Our investment banking revenues in 2015 were generated from 51 client transactions representing $9.3 billion in transaction value. Included in those transactions and representing $39.7 million of our capital raising revenue were four sole-managed institutional private placements. Our investment banking revenues in 2014 were generated from 55 client transactions representing $11 billion in transaction value. Included in those transactions and representing $80.4 million of our capital raising revenue were six sole-managed institutional private placements. The reduction in investment banking revenues in 2015 compared to 2014 reflects the differences in the number, nature and size of the capital raising transactions completed in these periods. Specifically, we completed four sole‑managed private placements in 2015 with an average transaction size of $162 million compared to six sole‑managed private placements in 2014 with an average transaction size of $206 million. Advisory revenue was $9.6 million in 2015 compared to $11.4 million in 2014.

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

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Agency commissions	$18,625	$24,000	$30,077
Principal transactions	18,136	18,361	22,509
Commissions for equity research	2,452	3,081	3,596
Total	$39,213	$45,442	$56,182

Our institutional brokerage revenues decreased $6.2 million to $39.2 million in 2016 from $45.4 million in 2015. This decrease reflects lower cash equity trading volume in 2016 compared to 2015, and reduced revenues from our convertibles and credit trading desks during 2016 as we significantly reduced the amount of capital committed to our convertible bond inventory over the course of 2015.

Our institutional brokerage revenues decreased $10.8 million to $45.4 million in 2015 from $56.2 million in 2014. The decrease in revenue in 2015 reflects reduced revenues from each of our equity and convertibles trading desks during the period. These decreases were primarily due to market conditions in 2015, including reductions in our trading volumes, as well as reductions in our convertible and credit trading desk positions.  We significantly reduced the amount of capital committed to our convertible bond inventory over the course of 2015.

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

During the years ended December 31, 2016 and 2015 we generated net interest revenue of $8.5 million and $7.4 million, respectively, from securities lending. The increase in this net revenue was due to both higher average balances and increased net interest spreads on these balances. We acquired our securities lending business in August 2014 and during the remainder of 2014, we generated net interest revenue of $2.8 million.

Investments

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

As of December 31, 2016 and 2015, we held $27.1 million and $87.4 million, respectively, of investments.  During the years ended December 31, 2016 and 2015, we received $60.1 million and $41.0 million, respectively, from investment fund redemptions and sales of marketable and non-public equity securities. In line with the decrease in investments, net investment loss, including dividends, for 2016 was $0.1 million.

Net investment income, including dividends, for 2015 of $6.1 million decreased $12.2 million from net investment income for 2014 of $18.3 million.  Net investment income for 2015 included $10.0 million of gains from short-sales of U.S. Treasury securities, which were settled in the third and fourth quarters of 2015.  Net investment income for 2014 included $10.5 million of gains from short-sales of U.S. Treasury securities and $7.3 million of net gains from investment funds and trading securities.  Total investing revenues in 2015 and 2014 were offset by $11.2 million and $11.7 million, respectively, of interest expense related to the short-sales of U.S. Treasury securities.

The following table sets forth financial data related to our operations as a percentage of revenues, net of interest expense:

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Investment banking:
Capital raising	43.8%	51.1%	57.0%
Advisory	7.6%	8.0%	6.2%
Subtotal	51.4%	59.1%	63.2%
Institutional brokerage	39.9%	37.7%	30.8%
Net investment income	-0.6%	4.5%	9.8%
Interest	30.5%	26.4%	7.2%
Dividends and other	0.5%	1.4%	0.6%
Total revenues	121.7%	129.1%	111.6%
Interest expense	21.7%	29.1%	11.6%
Revenues, net of interest expense	100.0%	100.0%	100.0%
Non-interest expenses:
Compensation and benefits	74.5%	64.3%	57.0%
Occupancy and equipment	12.5%	10.5%	7.4%
Professional services	10.0%	11.0%	7.3%
Communications	9.3%	9.0%	6.3%
Business development	8.5%	8.2%	6.4%
Clearing and brokerage fees	5.3%	4.4%	2.6%
Impairment of goodwill	1.3%	0.0%	0.0%
Other operating expenses	6.8%	5.6%	3.5%
Total non-interest expenses	128.2%	113.0%	90.5%
(Loss) income before income taxes	-28.2%	-13.0%	9.5%

Non-Interest Expenses Analysis

Comparison of the Years Ended December 31, 2016 and 2015

Total non-interest expenses decreased 7.4% to $126.1 million in 2016 from $136.2 million in 2015. Fixed expenses decreased $8.6 million to $91.9 million from $100.5 million and variable expenses decreased $1.5 million to $34.2 million in 2016 from $35.7 million in 2015.  The change in fixed costs reflects a $6.4 million decrease in fixed compensation, primarily related to reduced stock compensation costs.  The change in variable costs reflects a $2.9 million decrease in costs related to investment banking transactions due to the overall decrease in revenues in 2016 compared to 2015.

Total compensation and benefits expenses decreased 5.4% to $73.3 million in 2016 from $77.5 million in 2015 primarily as a result of a $6.4 million decrease in fixed compensation.  The reduction in fixed compensation was due to a $7.1 million reduction in stock compensation costs, partially offset by a $0.6 million increase in severance costs in 2016 compared to 2015.  Variable compensation costs increased $2.2 million due in part to changing certain compensation arrangements from fixed to variable. In addition, 2016 variable compensation reflects the impact of our 2015 acquisition of MLV and the provisions of certain employment agreements regarding

2016 and 2017 variable compensation.  As a result of the reduction in revenues during 2016 and the impact of our fixed compensation and benefits, our compensation and benefits expense as a percentage of net revenues increased to 75% in 2016 from 64% in 2015.

Occupancy and equipment expenses decreased 3.1% to $12.3 million in 2016 from $12.7 million in 2015.  The decrease in occupancy costs was primarily the result of decreases in rent and in software maintenance and license expenses. These reductions were partially offset by increases in office operating expenses and depreciation of leasehold improvements and office equipment related to our September 2015 acquisition of MLV.

Professional services expenses decreased 26.3% to $9.8 million in 2016 from $13.3 million in 2015.  During 2016, costs related to investment banking transactions decreased $2.2 million compared to 2015 reflecting the decrease in banking activity in 2016. In addition, professional services expenses decreased $1.3 million primarily as a result of decreased costs related to corporate legal and consulting costs.

Communications expenses decreased 16.5% to $9.1 million in 2016 from $10.9 million in 2015. The decrease in these expenses was primarily due to decreased costs related to data network and connectivity costs.

Business development expenses decreased 14.3% to $8.4 million in 2016 from $9.8 million in 2015. This decrease was primarily due to decreases in corporate travel and investment banking transaction costs.

Clearing and brokerage fees remained flat from 2015 to 2016.

A $1.3 million impairment of goodwill was recognized in 2016 as a result of our annual assessment of goodwill during the third quarter.  There was no comparable charge in 2015.  The impairment recorded in 2016 related to our equity capital markets (“ECM”) reporting unit and was the result of various factors, including the significant decline in investment banking revenues during 2016, market conditions related to investment banking and our operating losses.  These factors coupled with the extended period in which our market capitalization has been below our carrying value resulted in the determination that the ECM reporting unit’s goodwill should be reduced to zero.

Other operating expenses remained flat at $6.7 million in 2016 and 2015. The change in these expenses include an increase of $0.4 million related to higher annual meeting expenses as a result of a contested proxy vote in 2016 and intangible asset amortization as a result of our acquisition of MLV in September 2015.  These increases were offset by a decrease of $0.4 million reflecting reductions in bad debt expenses and registration fees in 2016 compared to 2015.

In 2016, we recognized a $38.3 million tax provision as a result of recording a full valuation allowance against our net deferred tax assets.  See Executive Summary above for further information related to our 2016 tax provision.  We recognized a tax benefit of $8.3 million in 2015 and our effective tax rate in 2015 was 52.7%.  This tax rate differed from statutory tax rates primarily due to the Company’s use of previously reserved tax assets related to capital loss carryforwards.

Comparison of the Years Ended December 31, 2015 and 2014

Total non-interest expenses decreased 17.4% to $136.2 million in 2015 from $164.8 million in 2014. Variable expenses decreased $24.1 million to $35.7 million in 2015 from $59.8 million in 2014 and fixed expenses decreased $4.5 million to $100.5 million from $105.0 million.  The change in variable costs reflects a $23.8 million decrease in variable compensation due to the overall decrease in revenues in 2015 compared to 2014.

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

Cash Flows

As of December 31, 2016, our cash and cash equivalents totaled $75.0 million representing a net increase of $5.0 million for the year ended December 31, 2016. The increase is attributable to $56.9 million of cash provided by investing activities, partially offset by $28.4 million of cash used in financing activities and $23.5 million of cash used in operating activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in our operating activities of $23.5 million during 2016 compares to $19.6 million used in operating activities during 2015. This cash used by operating activities in 2016 reflects our net operating loss for the year. The cash used by operating activities in 2015 reflects our net operating loss for the year and a $21.1 million decrease in our accrued compensation, partially offset by a net decrease in our trading desk positions.

Net cash provided by investing activities of $56.9 million during 2016 compares to $29.9 million provided by investing activities during 2015.  The $56.9 million provided in 2016 reflects $60.1 million of proceeds from sales of and distributions from investments during 2016, partially offset by corporate acquisitions of $1.3 million, the settlement of financial instruments sold but not yet purchased of $1.1 million and $0.8 million related to the purchase of furniture, equipment, software and leasehold improvements. The $29.9 million provided in 2015 reflects $41.0 million of proceeds from sales of and distributions from investments during 2015 and net proceeds of $13.2 million from activity related to short sales of U.S. Treasury securities, partially offset by investments purchased during the period of $17.6 million, corporate acquisitions of $4.4 million and $2.3 million related to the purchase of furniture, equipment, software and leasehold improvements.

Net cash used in financing activities of $28.4 million during 2016 compares to net cash used in financing activities of $49.2 million during 2015. The activity primarily represents the repurchase of 1.3 million shares and 2.0 million shares of our common stock in 2016 and 2015, respectively. The 1.3 million of shares repurchased during 2016 were acquired for a total cost of $22.4 million and the 2.0 million shares repurchased during 2015 were acquired for a total cost of $48.3 million.  In the second half of 2015, we initiated a quarterly dividend and paid a total of $6.2 million and $2.9 million of total dividends during 2016 and 2015, respectively.

As of December 31, 2015, our cash and cash equivalents totaled $70.1 million representing a net decrease of $38.9 million for the year ended December 31, 2015. The decrease is attributable to $49.2 million of cash used by financing activities, $19.6 million of cash used by operating activities partially offset by $29.9 million of cash provided by investing activities.

Net cash used in our operating activities of $19.6 million during 2015 compares to $18.9 million used in operating activities during 2014. This cash used by operating activities in 2015 reflects our net operating loss for the year and a $21.1 million decrease in our accrued compensation, partially offset by a net decrease in our trading desk positions. The cash used by operating activities in 2014 reflects our net operating income for the year, partially offset by a decrease in our accrued compensation as well as a decrease in our net due to brokers, dealers and clearing organizations.

Net cash provided by investing activities of $29.9 million during 2015 compares to $16.0 million used in investing activities during 2014.  The $29.9 million provided in 2015 reflects $41.0 million of proceeds from sales of and distributions from investments during 2015 and net proceeds of $13.2 million from activity related to short sales of U.S. Treasury securities, partially offset by investments purchased during the period of $17.6 million, corporate acquisitions of $4.4 million and $2.3 million related to the purchase of furniture, equipment, software and leasehold improvements. The net cash used in investing activities in 2014 reflects investments purchased during the year, including $51.7 million of investment funds and $22.7 million of trading securities, as well as $9.5 million related to the purchase of furniture, equipment, software and leasehold improvements. These items were partially offset by $60.7 million of proceeds from sales of and distributions from investments during 2014, and net proceeds of $8.3 million from activity related to short sales of U.S. Treasury securities.

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

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $75.0 million at December 31, 2016) comprised primarily of investments in government money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business). At December 31, 2016, we had no outstanding borrowings.

Assets and Liabilities

As of December 31, 2016, our principal assets consisted of cash and cash equivalents, financial instruments at fair value and receivables. As of December 31, 2016 and 2015, our liquid assets consisted primarily of cash and cash equivalents, comprised primarily of investments in government money market funds, of $75.0 million and $70.1 million, respectively.

The increase in our total assets to $1.0 billion as of December 31, 2016, compared to $0.9 billion as of December 31, 2015, was primarily the result of a $212.3 million increase in securities borrowed, partially offset by a $62.5 million decrease in financial instruments owned, at fair value and a $37.5 million decrease in deferred tax assets.

Regarding securities lending and our securities borrowed and securities loaned balances, securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received.  Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender.  With respect to securities loaned, we receive collateral in the form of cash.  The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned.  We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral recalled, when deemed appropriate. As of December 31, 2016 and 2015, and during the years then ended, respectively, all collateral received or paid was in the form of cash.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled securities trades as well as cash on deposit related to securities lending.

As of December 31, 2016, we held $27.1 million of investments which primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.  During the year ended December 31, 2016, we received $52.0 million from investment fund redemptions and $8.1 million from sales of marketable and non-public equity securities. As of December 31, 2016, we have initiated redemptions for all of our remaining hedge fund investments.  Pursuant to the terms of these redemptions, we expect to receive the majority of these proceeds within the next six months.  The nature of the private equity fund investments is that distributions are received through the liquidation of the underlying assets of the fund.  At December 31, 2016, it was estimated that the majority of the private equity funds will be liquidated in the next 18 months.  The following table provides additional detail regarding our investments as of December 31, 2016 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Fixed income/credit-related hedge funds	$709
Multi-strategy hedge funds	9,569
Private equity funds	5,012
Total investment funds, at fair value	15,290
Marketable and non-public equity securities and warrants, at fair value	11,819
Total investments	$27,109

As of December 31, 2016, the $15.3 million of investment funds reflects investments in five non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

The increase in our total liabilities to $920.5 million as of December 31, 2016 compared to $722.6 million as of December 31, 2015 was primarily the result of a $204.9 million increase in securities loaned. This increase was partially offset by a $4.0 million decrease in accounts payable, accrued expenses and other liabilities.

Regulatory Capital

FBRCM and MLV, our broker-dealer subsidiaries, are registered with the SEC and are members of FINRA. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2016, FBRCM had total regulatory net capital of $54.2 million, which exceeded its required net capital of $1.8 million by $52.4 million. MLV had total regulatory capital of $1.5 million, which exceeded its required net capital of $0.1 million by $1.4 million. Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

During 2016, we repurchased 0.8 million shares of our common stock in open market or privately negotiated transactions at a weighted average share price of $17.34 per share, for a total cost of $13.1 million. As of December 31, 2016, we had a remaining authority to repurchase up to 722 thousand additional shares.

We also purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During 2016, we purchased 0.5 million shares of common stock at a weighted average share price of $16.95 per share for a total cost of $9.3 million for this purpose.

Contractual Obligations

We have contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to investment partnerships that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Minimum rental commitments	$33,294	$4,775	$7,370	$7,023	$14,126

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

We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, and reputational risk through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We have established various committees and processes to assess and to manage risk associated with our investment banking, institutional brokerage, and investing activities. We review, among other things, business and transactional risks associated with potential investment banking clients and engagements as well as our capital subjected to risk through our trading activities. We seek to manage the transactional and reputational risks associated with our investment banking and investing activities by review and approval of transactions by our management-level commitment committee and investment committee, respectively, prior to accepting an engagement or pursuing a material investment transaction. Our management risk committee oversees our institutional brokerage and investment risk management practices, including identifying risk that could expose us to loss, approving risk limits and policies to control for those risks. As a management oversight and monitoring tool, our management risk committee has set more extensive and lower risk limits applicable to our trading activities than the board-level limits discussed above. These management risk limits cannot be exceeded without obtaining exception approval by senior management.

Our risk management function is designed to monitor and understand the risk profile of each of our trading areas and of our investing activities, to consolidate risk and liquidity monitoring company-wide, to assist in implementing effective hedging strategies, and to ensure accurate fair values of our financial instruments. In addition, the risk management function is responsible for bringing elevated-risk situations to the attention of senior management, such as the initiation of a large trading position, the granting of exceptions to position or market access limits, or significant changes in the level of other risk exposures.

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

In our trading businesses, we actively trade on behalf of clients and make markets in approximately 1,400 stocks.  As a market maker, our exposure to market risk is directly related to our role as a financial intermediary in customer trading and the degree to which we act in a principal capacity to conduct this trading.  We manage market risk in our trading business primarily by holding few securities in inventory at the end of each day.  We also emphasize acting as agent and engaging in riskless principal trades whenever possible and employing capital to execute principal trades only when there are specific expected benefits.

We employ a number of other controls to manage our exposure to market risk in our trading businesses. These controls include (i) inventory position limits on gross and net positions, at both the trading desk and individual position level; (ii) monitoring exposures against limits on a daily basis; (iii) reviewing daily trading results and tracking sources of trading loss; (iv) and reviewing inventory aging, and securities concentrations.

We eliminated our convertibles and credit trading desks in 2015, which significantly reduced our exposure to market risk in our trading businesses.  As of December 31, 2016, we held 14 securities with a total value of $5.3 million in our inventory of trading securities.

Prior to the fourth quarter of 2016 we used a statistical measure of potential trading loss, called Value at Risk (“VaR”), to evaluate market risk.  For the nine months ended September 30, 2016, the average daily VaR was $66 thousand.  Given the low level of VaR and our limited inventory of trading securities, we discontinued using VaR in the fourth quarter of 2016.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of December 31, 2016. The fair value of the $5.3 million of trading equity securities held at a broker-dealer subsidiary would increase or decrease to $5.8 million and $4.8 million, respectively, and the fair value of the $11.8 million of other equity investments would increase or decrease to $13.0 million and $10.6 million, respectively.

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

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At December 31, 2016 and December 31, 2015, we have recorded no liabilities with regard to this right. During the years ended December 31, 2016 and 2015, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

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

Interest Rate Risk. Interest rate risk represents the potential loss in value of a position or portfolio from adverse changes in market interest rates. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board’s (“FASB”) ASC 820 “Fair Value Measurement” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Investment Funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.  In accordance with Accounting Standards Update 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”), these investment funds are not categorized within the fair value hierarchy.

As of December 31, 2016, we held financial instruments, at fair value, classified as Level 1 and Level 3 of $3.9 million and $13.2 million, respectively. Additionally, as of December 31, 2016, our financial instruments presented at fair value based on NAV were $15.3 million. As of December 31, 2016, financial instruments measured and reported at fair value on a recurring basis and classified within Level 3 were 1.3% of our total assets.

Securities and Investments

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

Marketable equity securities held for investment purposes at non-broker-dealer subsidiaries are recorded on the trade date and designated as either available-for-sale or trading investments pursuant to ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”). These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Investments in equity securities of non-public companies that are held in non-broker-dealer subsidiaries are carried at cost, unless an election is made pursuant to ASC 825, “Financial Instruments” (“ASC 825”), to account for the security at fair value. Such elections are made at the date of purchase based on the Company’s assessment of the prospective liquidity of the non-public equity security.

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

As of December 31, 2016, we held $10.9 million of investments in marketable and non-public equity securities accounted for as trading under ASC 320 or at fair value under ASC 825.  As of December 31, 2016, we held no marketable equity securities that were classified as available-for sale and we held no non-public equity securities that were carried at cost.

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

The Company’s investments in proprietary investment funds include non-registered investment companies. As of December 31, 2016, these investments total $15.3 million and are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the consolidated statements of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

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

Goodwill and Intangible Assets

The Company’s intangible assets consist of intangible assets with finite useful lives. Goodwill is not amortized but is tested annually for impairment (during the third quarter) or more frequently if an adverse event occurs that may indicate impairment. The values of the intangible assets with finite useful lives are amortized in proportion to their expected economic benefit over their estimated useful life or straight-line if the economic benefit cannot be reliably determined. These intangible assets are periodically tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. As of December 31, 2016, the carrying value of goodwill and intangible assets with finite useful lives was $2.6 million and $1.9 million, respectively. These intangible assets were recognized as a result of transactions completed by the Company in the third quarter of 2014 and the third quarter of 2015. As of December 31, 2016, there were no significant indicators of impairment related to these assets.

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

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis, based on the criteria in ASC 740, by assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on this assessment, the Company recorded a full valuation allowance against its net deferred tax assets during 2016.  At December 31, 2016, the Company’s net deferred tax assets totaled $49.2 million and were offset by a full valuation allowance. The Company’s assessment of the positive and negative evidence related to the realization of its deferred tax assets and the potential need for a valuation allowance is a matter of significant judgment. In reaching its conclusion to establish a full valuation allowance, the Company weighed various factors related to its performance and financial position as well as market conditions and prospective opportunities. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2016, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

BDO USA, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears on F-3.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report on Form 10-K:

1. Financial Statements. The audited consolidated financial statements of FBR & Co. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this report on Form 10-K, including the notes thereto and the reports of, the independent registered public accounting firms, BDO USA, LLP, thereon.

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

10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 21, 2008).†

Exhibit Number	Description

10.9	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 21, 2008).†

10.10	Form of LTIP RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2010).†

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

10.25

Consulting Services Agreement, effective as of November 1, 2016, by and between FBR & Co. and James C. Neuhauser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2016).

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

101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

FBR & CO.

Date: March 13, 2017	By:	/S/ RICHARD J. HENDRIX
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Richard J. HENDRIX	Chief Executive Officer and Director (principal executive officer)	March 13, 2017
RICHARD J. HENDRIX

/s/ Bradley J. Wright	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)	March 13, 2017
BRADLEY J. WRIGHT

/s/ Robert J. Kiernan	Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 13, 2017
ROBERT J. KIERNAN

/s/ Dr. Reena Aggarwal	Director	March 13, 2017
REENA AGGARWAL

/s/ Thomas J. Hynes, Jr.	Director	March 13, 2017
THOMAS J. HYNES, JR.

/s/ Richard A. Kraemer	Director	March 13, 2017
RICHARD A. KRAEMER

/s/ Allison M. Leopold Tilley	Director	March 13, 2017
ALLISON M. LEOPOLD TILLEY

/s/ Mark R. Patterson	Director	March 13, 2017
MARK R. PATTERSON

/s/ Arthur J. Reimers	Director	March 13, 2017
ARTHUR J. REIMERS

/s/ William F. Strome	Director	March 13, 2017
WILLIAM F. STROME

FBR & Co.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FBR & Co.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of FBR & Co. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBR & Co. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBR & Co.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

McLean, Virginia

March 13, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

FBR & Co.

Arlington, Virginia

We have audited FBR & Co.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBR & Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FBR & Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FBR & Co. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

McLean, Virginia

March 13, 2017

FBR & Co.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$75,019	$70,067
Receivables:
Securities borrowed	897,343	685,037
Due from brokers, dealers and clearing organizations	4,828	5,513
Customers	2,805	1,429
Other	4,297	5,895
Financial instruments owned, at fair value	32,401	94,923
Other investments, at cost	—	6,539
Goodwill and intangible assets	4,490	6,273
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	12,624	15,071
Deferred tax assets, net of valuation allowance	—	37,497
Prepaid expenses and other assets	4,134	5,172
Total assets	$1,037,941	$933,416

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$892,309	$687,443
Financial instruments sold, not yet purchased, at fair value	—	1,934
Accrued compensation and benefits	12,291	13,325
Accounts payable, accrued expenses and other liabilities	15,923	19,947
Total liabilities	920,523	722,649

Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,918,306 and 6,795,342 shares issued and outstanding, respectively	7	7
Additional paid-in capital	252,311	259,011
Restricted stock units	14,771	35,929
Accumulated deficit	(149,671)	(84,180)
Total shareholders’ equity	117,418	210,767
Total liabilities and shareholders’ equity	$1,037,941	$933,416

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Operations

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Investment banking:
Capital raising	$43,092	$61,508	$103,902
Advisory	7,453	9,583	11,353
Institutional brokerage	39,213	45,442	56,182
Net investment (loss) income	(557)	5,433	17,774
Interest	29,977	31,774	13,067
Dividends and other	527	1,692	1,030
Total revenues	119,705	155,432	203,308
Interest expense	21,388	35,037	21,183
Revenues, net of interest expense	98,317	120,395	182,125

Non-interest expenses:
Compensation and benefits	73,313	77,463	103,811
Occupancy and equipment	12,318	12,680	13,480
Professional services	9,798	13,287	13,259
Communications	9,119	10,865	11,514
Business development	8,382	9,819	11,689
Clearing and brokerage fees	5,180	5,328	4,757
Impairment of goodwill	1,259	—	—
Other operating expenses	6,700	6,711	6,255
Total non-interest expenses	126,069	136,153	164,765
(Loss) income before income taxes	(27,752)	(15,758)	17,360
Income tax provision (benefit)	38,252	(8,297)	341
Net (loss) income	$(66,004)	$(7,461)	$17,019

(Loss) income per share:
Basic (loss) income per share	$(8.89)	$(0.92)	$1.66
Diluted (loss) income per share	$(8.89)	$(0.92)	$1.48

Basic weighted average shares outstanding (in thousands)	7,428	8,069	10,283
Diluted weighted average shares outstanding (in thousands)	7,428	8,069	11,465
Cash dividends declared per common share	$0.80	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

FBR & CO.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(66,004)	$(7,461)	$17,019
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale investment securities, net of taxes of $0, $28, and $7, respectively	—	(44)	10
Comprehensive (loss) income	$(66,004)	$(7,505)	$17,029

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2013	10,545	$11	$362,983	$21,487	$34	$(93,738)	$290,777
Net income	—	—	—	—	—	17,019	17,019
Issuance of common stock, net of forfeitures	295	—	5,447	(3,100)	—	—	2,347
Repurchase of common stock	(2,380)	(3)	(64,091)	—	—	—	(64,094)
Repurchase of common stock for employee tax withholding	(71)	—	(1,823)	—	—	—	(1,823)
Stock compensation expense for options granted to purchase common stock	—	—	204	—	—	—	204
Issuance of restricted stock units	—	—	—	15,966	—	—	15,966
Change in unrealized (loss) on available-for-sale investment securities, net of taxes	—	—	—	—	10	—	10
Balances at December 31, 2014	8,389	$8	$302,720	$34,353	$44	$(76,719)	$260,406
Net loss	—	—	—	—	—	(7,461)	(7,461)
Common stock dividends	—	—	(3,710)	—	—	—	(3,710)
Issuance of common stock, net of forfeitures	494	1	8,147	(5,680)	—	—	2,468
Repurchase of common stock	(1,950)	(2)	(45,217)	—	—	—	(45,219)
Repurchase of common stock for employee tax withholding	(138)	—	(3,113)	—	—	—	(3,113)
Stock compensation expense for options granted to purchase common stock	—	—	184	—	—	—	184
Issuance of restricted stock units	—	—	—	7,256	—	—	7,256
Change in unrealized gain on available-for-sale investment securities, net of taxes	—	—	—	—	(44)	—	(44)
Balances at December 31, 2015	6,795	$7	$259,011	$35,929	$—	$(84,180)	$210,767
Net loss	—	—	—	—	—	(66,004)	(66,004)
Common stock dividends	—	—	(6,248)	—	—	—	(6,248)
Issuance of common stock, net of forfeitures	1,427	—	21,863	(21,005)	—	—	858
Repurchase of common stock	(756)	—	(13,104)	—	—	—	(13,104)
Repurchase of common stock for employee tax withholding	(548)	—	(9,302)	—	—	—	(9,302)
Stock compensation expense for options granted to purchase common stock	—	—	91	—	—	—	91
Issuance of restricted stock units	—	—	—	(153)	—	—	(153)
Cumulative adjustment for change in accounting principle	—	—	—	—	—	513	513
Balances at December 31, 2016	6,918	$7	$252,311	$14,771	$—	$(149,671)	$117,418
The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(66,004)	$(7,461)	$17,019
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,618	3,312	1,990
Deferred income taxes	38,082	(8,820)	2,239
Net investment loss (income)	557	(5,433)	(17,774)
Stock compensation	423	7,192	9,397
Impairment of goodwill	1,259	—	—
Other	559	46	192
Changes in operating assets:
Receivables:
Securities borrowed	(212,306)	(90,363)	(594,674)
Brokers, dealers and clearing organizations	684	6,940	(5,405)
Customers	(1,730)	2,209	780
Affiliates	(1,732)	(3,341)	(4,022)
Interest, dividends and other	1,773	2,810	(468)
Trading securities	8,745	43,662	499
Prepaid expenses and other assets	965	1,505	(483)
Changes in operating liabilities:
Securities loaned	204,866	91,726	595,717
Trading account financial instruments sold, not yet purchased	(924)	(38,452)	(2,863)
Accounts payable, accrued expenses and other liabilities	(2,994)	(4,008)	4,235
Accrued compensation and benefits	616	(21,141)	(16,614)
Brokers, dealers and clearing organizations	—	—	(8,702)
Net cash used in operating activities	(23,543)	(19,617)	(18,937)
Cash flows from investing activities
Proceeds from sales of and distributions from investments	60,143	40,950	60,681
Purchase of securities lending business	(1,332)	(2,166)	(1,000)
Settlement of financial instruments sold, not yet purchased	(1,134)	(288,860)	(208,848)
Purchases of furniture, equipment, software, and leasehold improvements	(787)	(2,261)	(9,509)
Financial instruments sold, not yet purchased	—	217,940	301,230
Purchases of investment securities and other investments	(24)	(17,563)	(74,382)
Purchase of broker-dealer, net of cash acquired	—	(2,275)	—
Due from brokers, dealers and clearing organizations	—	84,134	(84,134)
Net cash provided by (used in) investing activities	56,866	29,899	(15,962)
Cash flows from financing activities
Repurchases of common stock	(22,406)	(48,332)	(65,917)
Proceeds from sales of common stock and repayments of employee stock purchase plan	239	2,089	1,805
Dividends paid	(6,204)	(2,934)	—
Net cash used in financing activities	(28,371)	(49,177)	(64,112)
Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	4,952	(38,895)	(99,011)
Cash and cash equivalents, beginning of period	70,067	108,962	207,973
Cash and cash equivalents, end of period	$75,019	$70,067	$108,962
Supplemental cash flows disclosures
Income tax payments	$180	$19	$3,339
Interest payments	$22,175	$35,745	$21,775
Non-cash investing and financing activities
Leasehold improvement incentives	$—	$68	$4,434
Acquisition of securities lending business - contingent consideration	$65	$(637)	$4,070
Dividends payable	$688	$776	$—

The accompanying notes are an integral part of these consolidated financial statements.

FBR & Co.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

FBR & Co., (the “Company”), a Virginia corporation, is a holding company of which the principal operating companies are FBR Capital Markets & Co. (“FBRCM”), MLV & Co. LLC (“MLV”), and FBR Capital Markets PT, Inc. (“FBRPT”).

FBRCM is an SEC-registered broker-dealer and member of the Financial Industry Regulatory Authority Inc. (“FINRA”). FBRCM provides capital raising, financial advisory and institutional sales and trading services.  FBRCM acts as an introducing broker and forwards all transactions to clearing brokers on a fully disclosed basis. FBRCM does not hold funds or securities for, nor owe funds or securities to, customers.

On September 1, 2015, the Company completed the purchase of MLV, an investment banking and brokerage firm focused on equity capital markets and a leading provider of at-the-market (“ATM”) offerings.  Similar to FBRCM, MLV is an SEC-registered broker-dealer and member of FINRA that acts as an introducing broker and forwards all transactions to a clearing broker on a fully disclosed basis.

FBRPT holds and manages the Company’s investment positions which may include investments in non-registered investment funds that are managed by third parties, merchant banking, marketable equity securities, non-public equity securities, corporate debt investments and U.S. Treasury securities.

In February 2017, the Company entered into a stock for stock merger agreement with B. Riley Financial, Inc.  See Note 16. Subsequent Events.

Nature of Operations

The Company’s principal business activities, including capital raising, financial advisory, institutional sales and trading, differentiated securities research and securities lending are all linked to the capital markets.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the following industry sectors: consumer, energy and natural resources, financial institutions, healthcare, industrials, insurance, real estate, and technology, media and telecommunications. Additionally, the Company provides securities lending services to a broad group of banks and broker-dealers.  These services include facilitating the sourcing, borrowing and lending of equity and fixed income securities (see Note 4. Securities Lending). By their nature, the Company’s business activities are conducted in markets which are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as conditions affecting the companies and markets in the Company’s areas of focus.

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

Concentration of Revenue

A substantial portion of the Company’s revenues may be derived from investment banking and these revenues may be concentrated in a small number of transactions. For the years ended December 31, 2016, 2015 and 2014 investment banking revenue accounted for 51%, 59%, and 63%, respectively, of the Company’s revenues, net of interest expense. In addition, 52% of 2016 investment banking revenues were derived from six transactions, 56% of 2015 investment banking revenues were derived from four transactions, and 70% of 2014 investment banking revenues were derived from six transactions.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the ordinary course of business. As of December 31, 2016 and 2015, approximately 89% and 77%, respectively, of the Company’s cash equivalents were invested in government money market funds that invest primarily in U.S. Treasuries and other securities directly or indirectly guaranteed by the U.S. government. The Company holds cash in financial institutions in excess of FDIC insured limits. The Company periodically reviews the financial condition of the financial institutions and assesses the credit risk of such investments.

Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As of December 31, 2016 and 2015, and during the years then ended, all collateral received or paid was in the form of cash.  A substantial portion of the Company’s interest revenue and interest expense results from these activities.

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

Investment funds—The Company invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date.  In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”), these investment funds are not categorized within the fair value hierarchy.

The estimated fair values of the Company’s financial instrument assets and liabilities which are not measured at fair value on the consolidated balance sheets are as follows:

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$75,019	$75,019	$—	$—	$75,019
Due from broker, dealers and clearing organizations	4,828	—	4,828	—	4,828
Non-interest bearing receivables	7,102	—	7,102	—	7,102
Financial Liabilities
Accounts payable, accrued expenses and other liabilities	15,923	—	15,923	—	15,923

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$70,067	$70,067	$—	$—	$70,067
Due from brokers, dealers and clearing organizations	5,513	—	5,513	—	5,513
Non-interest bearing receivables	7,324	—	7,324	—	7,324
Other investments, at cost (1)	5,000	—	—	5,000	5,000
Financial Liabilities
Accounts payable, accrued expenses and other liabilities (1)	18,680	—	18,680	—	18,680

(1)	As of December 31, 2015, there were $1,539 of other investments, at cost and $1,267 of accounts payable, accrued expenses and other liabilities recorded at fair value on a non-recurring basis.

Transfers between levels are recorded as of the end of the reporting period.

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

Securities and Investments

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

The Company’s investments in proprietary investment funds include non-registered investment companies. As of December 31, 2016 and 2015, these investments are comprised of non-registered investment companies where the underlying fund investments consist primarily of corporate and asset-backed fixed income securities. These funds record their investments in securities at fair value and report NAV to investors representing the fair value of the underlying investments held by the funds. The funds’ determination of these fair values is a matter of judgment. The Company reflects the increase/decrease in NAV (including realized and unrealized gains and losses) in net investment income in the consolidated statements of operations. The Company’s disposition of these investment funds may be subject to contractual restrictions.

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

For leases that contain escalation clauses or rent-free periods, the Company recognizes the related rent expense on a straight-line basis from the date the Company takes control of the property to the end of the initial lease term. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of accounts payable and accrued expenses and other liabilities. Lease incentives received upon entering into certain leases are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes control of the property or receives the incentive to the end of the initial lease term. The Company records the unamortized portion of lease incentives as part of accounts payable, accrued expenses and other liabilities.

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

Compensation and Benefits

Compensation and benefits includes base salaries, incentive compensation, stock-based compensation, employee benefit costs, and employer taxes. Incentive compensation is a significant component of compensation expense and is accrued based on the Company’s performance and the contribution of key business units, and in certain limited cases, using pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis. The Company recognizes stock-based compensation expense in the consolidated statements of operations based on the grant-date fair value of awards of equity instruments issued to employees. The grant-date fair value is based on the closing price of FBR & Co.’s common stock on the date of grant. The expense is recognized over the period during which employees are required to provide service. Forfeitures are recognized as they occur, and previously recorded expense is reversed.  For stock-based compensation awards that vest based on individual service requirements and the Company’s achievement of specified performance goals, expense is recognized based on the Company’s assessment of the probability of achieving these goals at each reporting date.

Income Taxes

The Company files a consolidated U.S. federal income tax return. The Company is also subject to income tax in various states and municipalities in which it operates. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation and its consideration of the criteria in ASC 740, “Income Taxes” (“ASC 740”), it is more likely than not that they will not be realized. Tax liabilities for uncertain tax positions are recorded in accordance with ASC 740. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of other operating expenses in the consolidated statements of operations.

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

Income Per Share

Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to include the dilutive effect of unvested RSUs and shares of restricted stock that are subject to forfeiture and the conversion of all potentially dilutive options to purchase common stock.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We expect the adoption of this ASU to potentially change the timing and presentation of certain revenues and certain related costs in investment banking.  Interpretive guidance on ASU 2014-09 continues to be issued and deliberated. The Company will continue to evaluate this guidance and assess the impact of this ASU as it progresses thorough implementation.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While the Company is still evaluating the impact of its pending adoption of this ASU on its consolidated financial statements, it expects that upon adoption it will recognize ROU assets and comparable lease liabilities of approximately $25,000. Additionally, the Company does not expect that adoption of this ASU will have a material impact on its results of operations.

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

The Company adopted ASU 2016-09 in the first quarter of 2016 resulting in the recording of a cumulative adjustment to accumulated deficit and deferred tax assets related to previously unrecognized tax benefits related to stock compensation awards of $513.  As discussed in Note 8. Income Taxes, as of December 31, 2016, the Company recorded a full valuation allowance against its net deferred tax assets, including the assets noted above.  Accordingly, adoption of this provision, as well as the requirement to recognize excess tax benefits related to the vesting of stock compensation awards in the tax provision, did not have a significant impact on the Company’s financial statements as of, or for the year ended December 31, 2016.  Similarly, the adoption of the other provisions of the ASU did not have a significant impact on the Company’s financial statements as of, or for the year ended, December 31, 2016.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”.  This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

Note 3. Financial Instruments:

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments, including long-term investments accounted for under ASC 820 as of December 31, 2016 and 2015, respectively. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2016	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiary:
Marketable and non-public equity securities	$5,291	$20	$—	$5,271
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	10,937	3,937	—	7,000
Warrants	883	—	—	883
	11,820	3,937	—	7,883
Total	17,111	$3,957	$—	$13,154
Investment funds valued at net asset value(1)	15,290
Total financial instruments owned, at fair value	$32,401

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of December 31, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $13,154 or 1.3% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2016:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$12,271	Over-the-counter trading activity	$0.95 - $21.00/share	$11.38
Black-Scholes—assets	$883	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.0%	2.0%

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

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach—assets	$16,069	Over-the-counter trading activity	$0.44 - $14.10/share	$11.13
Black-Scholes—assets	$436	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	1.9%	1.9%

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets:

	Year Ended December 31,
	2016	2015
	Trading Securities	Trading Securities
Beginning balance, January 1,	$16,505	$3,188
Total net gains or losses (realized/unrealized) included in earnings	424	(332)
Purchases	41,262	75,173
Sales/distributions	(45,018)	(61,495)
Transfers out of Level 3	(19)	(29)
Ending balance, December 31,	$13,154	$16,505
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$433	$(631)

During the year ended December 31, 2016, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the period became publicly traded.  During the year ended 2015, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the period became publicly traded.

Gains and losses from Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, that are included in earnings for the years ended December 31, 2016, 2015 and 2014, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
Total gains and losses included in earnings for the period:
Institutional brokerage	$(12)	$422	$38
Net investment (loss) income	436	(754)	(415)
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	(39)	123	(38)
Net investment (loss) income	472	(754)	304

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

During the year ended December 31, 2016, except for the impact of the scheduled payment of contingent consideration payable and the recognition of a goodwill impairment charge (see note 6. Goodwill and Intangible Assets), there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During 2016, the Company made a final contingent consideration payment of $1,332 related to its 2014 acquisition of a securities lending business.  As of December 31, 2016, the Company has no contingent consideration obligations payable.  During the year ended December 31, 2015, except for changes in contingent consideration payable, discussed below, and the recognition of a $461 other-than-temporary impairment loss on a cost method investment, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During the year ended December 31, 2015 the Company made payments of $2,166 related to its contingent consideration obligation.  Additionally, as a result of changes in forecasted securities lending results, the Company reduced the carrying value of this liability by $637 during 2015.  This reduction in value is included in dividends and other income in the consolidated statements of operations.  During the year ended December 31, 2014, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.

Financial Instruments Held for Investment—Designated as Trading

As of December 31, 2016, and during the years ended December 31, 2016, 2015 and 2014, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiaries that were classified as trading securities. In addition, during the years ended December 31, 2015 and 2014, the Company had short positions in U.S. Treasury securities held by other than its broker-dealer subsidiaries that were classified as trading securities. These investments are designated as trading based on the Company’s intent at the time of designation. In accordance with ASC 320, these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations. In addition, pursuant to ASC 825, from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiaries as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations. During 2016, the Company did not make any such elections. During 2015, the Company elected to account for two non-public equity securities, purchased at a cost of $6,510, at fair value.  During 2014, the

Company elected to account for two non-public equity securities, purchased at a cost of $6,148, at fair value. Net gains and losses on such trading securities as of the dates indicated were as follows:

	Year Ended December 31,
	2016	2015	2014
Net (loss) gains recognized on trading securities	$(824)	$(1,442)	$3,630
Less: Net loss (gains) recognized on trading securities sold during the period	233	933	(3,732)
Unrealized (losses) gains recognized on trading securities still held at the reporting date	$(591)	$(509)	$(102)

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

Fair Value of the Investments Valued at NAV

As of December 31, 2016 and 2015, the Company has $15,290 and $66,602, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$709	$—	$38,972	$—
Multi-strategy	9,569	—	18,930	—
Private equity funds	5,012	188	8,700	212
Total	$15,290	$188	$66,602	$212

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

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates. As of December 31, 2016, the Company had initiated redemptions for all of its remaining hedge fund investments.  Pursuant to the terms of these redemptions, the Company expects that it will receive the majority of these proceeds within the next six months.  During 2016, the Company received $51,988 of proceeds from investment fund redemptions.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2016 it was estimated that these funds will be liquidated in the next 18 months.

Financial Instruments Held for Investment—Designated as Available-for-Sale

As of December 31, 2016 and 2015, the Company had no investments that were classified as available-for-sale securities. During the year ended December 31, 2015, the Company received $191 from the sale of a marketable equity security designated as available-for-sale resulting in a gross gain of $91 and the reclassification of $44 out of accumulated other comprehensive income.

Other Investments, at Cost

As of December 31, 2016, the Company had no non-public equity securities carried at cost. As of December 31, 2015, other investments consist of non-public equity securities of $6,539. When applicable, the Company evaluates its non-public equity securities, carried at cost, for impairment as of each reporting date. This evaluation includes consideration of the operating performance of the respective companies, their financial condition and their near-term and long-term prospects. Based on its evaluations of these investments, the Company recorded a $461 impairment loss during the year ended December 31, 2015.  The Company recorded no impairment losses during the years ended December 31, 2016 and 2014.

During 2016, one investment carried at cost with a cost basis of $5,000 became a publicly traded security and was designated as a trading security accounted for at fair value.  During 2016, the Company also sold an investment carried at cost with a cost basis of $1,539 for proceeds of $1,503. There were no sales of, or distributions from, non-public equity securities during 2015. During the year ended December 31, 2014, the Company received proceeds of $1,428 from the sale of a non-public equity security resulting in a gross gain of $1,176, and the Company received $5,000 reflecting the full repayment at its maturity of a corporate debt investment.  In addition, during the year ended December 31, 2014, a non-public equity security carried at cost with a basis of $428 became publicly traded during the period.  The Company designated this security as trading at the time it became publicly traded.

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

The following tables present the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2016 and 2015:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
As of December 31, 2016
Securities borrowed	$897,343	$—	$897,343	$897,343	$—
Securities loaned	$892,309	$—	$892,309	$892,309	$—
As of December 31, 2015
Securities borrowed	$685,037	$—	$685,037	$685,037	$—
Securities loaned	$687,443	$—	$687,443	$687,443	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

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

MLV

As a result of this acquisition, the Company added approximately 20 client-facing employees, primarily in investment banking and research. Pursuant to the terms of the transaction agreement related to this acquisition, the Company made a cash payment of $3,250 to acquire 100% of the stock of MLV. As a result of this purchase, the Company recorded goodwill of $1,259 and finite-lived intangible assets of $506 related to acquired customer relationships. During the year ended December 31, 2015, the Company incurred $691 of transaction costs related to this acquisition that are included in professional services expense in the consolidated statements of operations. The table below summarizes the estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Purchase Price:
Cash paid	$3,250
Fair Value of Assets Acquired:
Cash	975
Due from brokers, dealers and clearing organizations	$2,098
Investment banking receivables	1,111
Other	606
Total	$4,790
Fair Value of Liabilities Assumed:
Accounts payable, accrued expenses and other liabilities	$3,305

Fair value of net assets acquired	$1,485
Purchase price allocated to goodwill	1,259
Purchase price allocated to intangible assets	506
Total purchase price	$3,250

Securities Lending

As a result of this acquisition, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. The Company made an initial cash payment of $1,000 at closing and subsequently made contingent payments based on the performance of the business of $1,332 and $2,166 during the years ended December 31, 2016 and 2015, respectively.

As a result of this purchase, the Company recorded goodwill of $2,570 and a finite-lived intangible asset related to acquired customer relationships of $2,500. During the year ended December 31, 2014, the Company incurred $379 of transaction costs related to this acquisition that are included in professional services expense in the consolidated statements of operations. The table below summarizes the estimates of contingent consideration, and the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Purchase Price:
Cash paid	$1,000
Estimated contingent consideration	4,070
Total	$5,070
Fair Value of Assets Acquired:
Securities borrowed	$675,709
Due from brokers, dealers and clearing organizations	357
Total	$676,066
Fair Value of Liabilities Assumed:
Securities loaned	$676,066

Purchase price allocated to goodwill	$2,570
Purchase price allocated to intangible assets	2,500
Total purchase price	$5,070

Note 6. Goodwill and Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Balance as of January 1:
Goodwill	$3,829	$2,570
Accumulated impairment losses	—	—
	3,829	2,570
Goodwill acquired during year	—	1,259
Impairment losses	(1,259)	—
Balance as of December 31:
Goodwill	3,829	3,829
Accumulated impairment losses	(1,259)	—
	$2,570	$3,829

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

Based on the results of the Company’s assessment during the year ended December 31, 2016, the Company determined that goodwill related to the ECM reporting unit was impaired and recognized an impairment charge of $1,259.  The impairment recorded was the result of various factors, including the significant decline in investment banking revenues during 2016, market conditions related to investment banking, and the Company’s operating losses.  These factors coupled with the extended period in which the Company’s market capitalization has been below its carrying value resulted in the Company determining that the goodwill at its ECM reporting unit should be reduced to zero.  As of December 31, 2016, the entire balance of goodwill relates to the securities lending reporting unit.  In its annual assessment of this goodwill in 2016, based on actual results achieved compared to projections used in valuing the acquisition, the Company determined that the fair value of the securities lending reporting unit exceeded its carrying value.

Based on the Company’s assessments of goodwill during 2015, no impairment charges were recognized during the year ended December 31, 2015.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	December 31,
	2016	2015
Customer relationships	$3,006	$3,006
Accumulated amortization	(1,086)	(562)
Net	$1,920	$2,444

These intangible assets were recognized in connection with transactions completed in 2015 and 2014 and are being amortized over their original estimated useful lives, of three to seven years, on a straight-line basis. For the years ended December 31, 2016, 2015 and 2014, amortization expense recognized was $524, $413 and $149, respectively.  Estimated amortization expense for each of the next five years is as follows:

Amount
2017	$524
2018	468
2019	357
2020	357
2021	214

Note 7. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2016	2015
Leasehold improvements	$15,818	$16,250
Furniture and equipment	8,191	11,206
Software	6,296	6,845
	30,305	34,301
Less: Accumulated depreciation and amortization	(17,681)	(19,230)
	$12,624	$15,071

For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $3,094, $2,899, and $1,841, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company incurred losses of $140, $24 and $26, respectively, related to the write-off of retired fixed assets.

Note 8. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Federal	$—	$383	$(2,030)
State and local	170	168	126
	$170	$551	$(1,904)

Current	$170	$551	$(1,904)
Deferred	38,082	(8,848)	2,245
	$38,252	$(8,297)	$341

Deferred tax assets and liabilities consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets
Net operating loss, domestic	$35,747	$16,986
Stock-based and other compensation	6,470	15,579
Unrealized losses on investment	1,531	1,739
AMT credit carryforward	1,661	1,661
Deferred rent	1,450	1,547
Partnership income	905	1,027
Capital loss carryforward	1,284	344
Other, net	1,116	226
Total deferred tax assets	50,164	39,109
Deferred tax liabilities
Deferred expenses	(977)	(1,268)
Net deferred tax assets	49,187	37,841
Valuation allowance	(49,260)	(344)
Net deferred tax (liability) asset	$(73)	$37,497

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis, based on the criteria in ASC 740, by assessing the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Based on this assessment, the Company recorded a full valuation allowance against its net deferred tax assets during 2016.  At December 31, 2016, the Company’s net deferred tax assets totaled $49,187 and were offset by a valuation allowance of $49,260. The Company’s assessment of the positive and negative evidence related to the realization of its deferred tax assets and the potential need for a valuation allowance is a matter of significant judgment. In reaching its conclusion to establish a full valuation allowance, the Company weighed various factors related to its performance and financial position as well as market conditions and prospective opportunities. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. Realization of the Company’s deferred tax assets will be dependent on the Company’s ability to generate future taxable income.

At December 31, 2015, the Company’s net deferred tax assets totaled $37,841 and, based on its application of the guidance in ASC 740, were offset by a valuation allowance of $344. This valuation allowance related to state capital loss carryforwards.

As of December 31, 2016, the Company has $76,191 of domestic federal net operating loss carryforwards. The Company has state and local net operating loss carryforwards of $13,969 on a tax-effected basis, excluding the federal tax benefit. The state and local net operating loss carryforwards begin to expire in 2028.

As of December 31, 2016, the Company has $1,812 of pre-tax capital loss carryforwards for federal tax purposes. As of December 31, 2016, the Company has pre-tax capital loss carryforwards for state tax purposes of $12,895 and $1,812 which will expire in 2017 and 2021, respectively.

The Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014 was (137.8)%, 52.7% and 2.0%, respectively. The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company’s reported amount of income tax provision (benefit) attributable to continuing operations to the amount of income tax (benefit) provision that would result from applying domestic federal statutory tax rates to income from continuing operations was:

	Year Ended December 31,
	2016	2015	2014
Federal income tax (benefit) provision, at statutory rate	$(9,713)	$(5,515)	$6,076
State and local income taxes (benefit) provision, net of federal benefit	(1,809)	(907)	1,322
Nondeductible expenses	10	295	281
Effect of stock-based compensation	25	989	87
Other, net	823	(363)	(622)
Uncertain tax positions	—	—	—
Valuation allowance	48,916	(2,796)	(6,803)
Effective income tax provision (benefit)	$38,252	$(8,297)	$341

As of December 31, 2016 and 2015, the Company had no liability for uncertain tax positions. The Company records interest and penalties in other operating expenses and other revenue respectively in the consolidated statements of operations. The Company did not recognize any interest related to tax uncertainties in the statements of operations for the years ended December 31, 2016 and 2015. The Company had no accrued interest related to uncertain tax positions as of December 31, 2016 and 2015.

The Company is not currently under audit related to its federal tax returns. As of December 31, 2016, tax years subsequent to December 31, 2013 remain open under the federal statute of limitations and for the Company’s significant state jurisdictions.  The Company is currently under audit in New York State for tax years 2011 through 2013.

Note 9. Regulatory Capital Requirements:

FBRCM and MLV are registered with the SEC and are members of FINRA. As such, each of FBRCM and MLV is subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2016 and 2015, FBRCM had net capital of $54,229 and $40,869, respectively, which was $52,467 and $38,793, respectively, in excess of its required net capital of $1,762 and $2,076, respectively. As of December 31, 2016 and 2015, MLV had net capital of $1,523 and $663, respectively, which was $1,423 and $413, respectively, in excess of its required net capital of $100 and $250, respectively.

Note 10. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to investment partnerships that may be called over the next two years. The following table sets forth these contractual obligations by fiscal year:

	2017	2018	2019	2020	2021	Thereafter	Total
Minimum rental commitments	$4,775	$3,886	$3,484	$3,566	$3,457	$14,126	$33,294

These rental commitments are for operating leases of the Company. The Company currently has no commitments associated with capital leases. Equipment and office rent expense for the years ended December 31, 2016, 2015 and 2014 was $5,051, $5,228 and $5,351, respectively.  The Company also has $188 of uncalled capital commitments to investment partnerships that may be called over the next two years. The Company cannot currently determine when, if ever, these capital commitments will be called.

Clearing Brokers

The Company’s broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their respective clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge the Company’s broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2016 and 2015, the Company has recorded no liabilities, and during the years ended December 31, 2016, 2015 and 2014, the Company did not incur any significant costs with regard to this right.

Litigation

As of December 31, 2016, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On January 30, 2017, the Court in the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al. denied the Plaintiffs’ motion to file a third amended complaint, which would have revived claims previously dismissed on March 30, 2016.  On March 1, 2017, plaintiffs filed a notice of appeal.  Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, the complaints filed in November 2015 and May 2016 naming MLV as a defendant in putative class action lawsuits alleging claims under the Securities Act in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated.  The Master Consolidated Complaint, styled Gaynor v.

Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints,  continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. Briefing on the defendants’ motions to dismiss is ongoing and expected to be completed by the second quarter of 2017.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above involving FBRCM and MLV are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of December 31, 2016.

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

Other

In February 2016, pursuant to a compensation plan, the Company granted certain employees an interest in a pool of assets valued at $2,766. The individual awards are subject to a 4-year cliff vesting requirement based on continued service. The terms of the compensation plan provide that any forfeited awards be reallocated to remaining award recipients and that the total value of the asset pool at the date of vesting be distributed. The specific assets in the pool may change over the vesting period and the Company may settle the awards in cash. The value of the asset pool was $2,617 as of December 31, 2016. During the year ended December 31, 2016, the Company recorded expense of $600 related to this plan. This amount is included in compensation and benefits in the consolidated statements of operations.

Note 11. Shareholders’ Equity:

Share Repurchases

During the year ended December 31, 2016, the Company repurchased, in open market or privately negotiated transactions, 755,535 shares of its common stock at a weighted average share price of $17.34 per share for a total cost of $13,104. As of December 31, 2016, the Company had remaining authority to repurchase 722,170 additional shares. During the year ended December 31, 2015, the Company repurchased 1,949,517 shares of its common stock at a weighted average share price of $23.20 per share for a total cost of $45,219.

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

The Company also purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations.  During the years ended December 31, 2016, 2015 and 2014, the Company purchased 548,000 shares, 138,000 shares and 71,000, respectively, at weighted average prices per share of $16.95, $22.56 and $25.68, respectively, for a total cost of $9,302, $3,113 and $1,823, respectively.

Dividends

For the years ended December 31, 2016 and 2015, the Company’s Board of Directors has declared cash dividends on its common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
October 25, 2016	November 14, 2016	November 25, 2016	$0.20
July 14, 2016	July 29, 2016	August 26, 2016	$0.20
April 26, 2016	May 9, 2016	May 27, 2016	$0.20
February 10, 2016	February 22, 2016	March 4, 2016	$0.20
October 20, 2015	November 2, 2015	November 27, 2015	$0.20
June 16, 2015	July 31, 2015	August 28, 2015	$0.20

See Note 16. Subsequent Events for information regarding dividends declared subsequent to the balance sheet date.

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of December 31, 2016, the Company had $688 of dividends payable related to such unvested RSUs and restricted shares. With respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

FBR & Co. Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense of $70, $177 and $247, respectively, related to the Purchase Plan.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees and members of the Company’s board of directors that vest based on meeting specified service conditions of one to five years and in certain cases achievement of specified performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Stock options	$25	$7	$(44)
Restricted shares	481	381	296
RSUs	(153)	6,627	8,897

The following table presents the unrecognized compensation related to unvested restricted shares of common stock and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of December 31, 2016
	Stock Options	Restricted Shares	RSUs	Performance Condition RSUs
Unrecognized compensation	$4	$167	$2,750	(1)
Unvested awards	9,800	25,099	332,817	(1)
Weighted average vesting period	0.11 years	0.46 years	2.33 years	(1)

(1)

The unvested performance condition RSUs and unrecognized compensation amounts specified are based on the Company’s assessment of the rate at which the performance conditions will be met and the related percentage of awards that will vest. The total unvested awards that include a performance condition and related unrecognized compensation and weighted average vesting period are 507,663, $12,094 and 0.56 years, respectively. This total compensation would only be recognized if all of the applicable awards with performance conditions vested at a 100% rate.

Stock Options

A summary of option activity under the FBR & Co. Long Term Incentive Plan as of December 31, 2016, and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Share Balance as of December 31, 2013	1,066,803	$21.63	0.13
Granted	—	—
Forfeitures/Expirations	(13,334)	22.44
Option Exercised	(63,368)	16.87
Share Balance as of December 31, 2014	990,101	$21.92	0.08
Granted	—	—
Forfeitures/Expirations	(80,651)	26.79
Option Exercised	(448,657)	21.49
Share Balance as of December 31, 2015	460,793	$21.49	1.99
Granted	9,800	16.52
Forfeitures/Expirations	(91,767)	21.08
Option Exercised	(35,166)	17.93
Share Balance as of December 31, 2016	343,660	$21.83	1.71
Options Exercisable as of December 31, 2016	333,860	$21.98	1.66

Restricted Stock

A summary of unvested restricted stock awards as of December 31, 2016, and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2013	10,421	$24.23	0.43
Granted	12,218	26.19	0.42
Vestings	(10,421)	24.23
Forfeitures	—	—
Share Balance as of December 31, 2014	12,218	$26.19	0.42
Granted	22,191	22.02	0.53
Vestings	(12,218)	26.19
Forfeitures	—	—
Share Balance as of December 31, 2015	22,191	$22.02	0.53
Granted	25,099	16.09	0.43
Vestings	(22,191)	22.02
Forfeitures	—	—
Share Balance as of December 31, 2016	25,099	$16.09	0.43

RSUs

A summary of unvested restricted stock units as of December 31, 2016, and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2013	1,903,334	$15.69	1.88
Granted	374,939	24.71
Vestings	(162,993)	18.81
Forfeitures	(126,368)	16.82
Share Balance as of December 31, 2014	1,988,912	$17.06	1.17
Granted	372,547	23.44
Vestings	(328,415)	17.29
Forfeitures	(89,889)	19.03
Share Balance as of December 31, 2015	1,943,155	$18.06	0.62
Granted	264,040	16.45
Vestings	(1,188,319)	15.19
Forfeitures	(178,396)	18.30
Share Balance as of December 31, 2016	840,480	$21.85	1.26

There were 230,258 RSU awards granted during the year ended December 31, 2015 and 277,405 RSU awards granted during the year ended December 31, 2014, that will vest based on both individual service requirements and the Company’s achievement of specified performance goals (the “2014 and 2015 performance condition RSUs”).  During the years ended December 31, 2016 and 2015, no compensation was recognized for the 2014 and 2015 performance condition RSUs based on the Company’s assessment that the minimum performance thresholds will not be met.

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

Deferred Compensation Awards

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments. These shares and RSUs are issued to an irrevocable trust for the benefit of the employees and are not returnable to the Company. For the year ended December 31, 2016, the Company granted no such stock-based awards.  For the years ended December 31, 2015 and 2014, the Company granted such stock-based awards with an aggregate fair value upon grant date of $630 and $7,317, respectively. A summary of restricted stock irrevocable trust awards as of December 31, 2016, and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2013	1,502	$13.51	0.46
Granted	—	—
Vestings	(1,225)	14.40
Share Balance as of December 31, 2014	277	$9.56	1.10
Granted	—	—
Vestings	—	—
Share Balance as of December 31, 2015	277	$9.56	0.11
Granted	—	—
Vestings	(277)	9.56
Share Balance as of December 31, 2016	—	$—	—

A summary of restricted stock unit awards held in the irrevocable trust as of December 31, 2016, and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2013	235,364	$18.09	1.92
Granted	294,843	24.82
Vestings	(34,737)	15.43
Share Balance as of December 31, 2014	495,470	$20.79	1.68
Granted	26,549	23.73
Vestings	(5,470)	9.56
Share Balance as of December 31, 2015	516,549	$21.10	0.79
Granted	—	—
Vestings	(194,057)	15.97
Share Balance as of December 31, 2016	322,492	$24.19	0.24

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

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,428	7,428	8,069	8,069	10,283	10,283
Stock options, unvested restricted stock and RSUs (in thousands)	—	—	—	—	—	1,182
Weighted average common and common equivalent shares outstanding (in thousands)	7,428	7,428	8,069	8,069	10,283	11,465
Net (loss) income applicable to common stock	$(66,004)	$(66,004)	$(7,461)	$(7,461)	$17,019	$17,019
Net (loss) income per common share	$(8.89)	$(8.89)	$(0.92)	$(0.92)	$1.66	$1.48

The following table presents the number of antidilutive stock options, unvested restricted stock and RSUs outstanding for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock Options—Employees and directors	334	461	731
Stock Options—Non-employee	32	32	27
Restricted Stock, unvested	25	22	12
Restricted Stock Units, unvested	788	1,943	1,074
Total	1,179	2,458	1,844

Note 13. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s trading and investment activities include equity securities, convertible debt securities, corporate debt securities and listed equity options that are primarily traded in United States markets. The Company also invests in non-registered investment funds that trade and invest in public and non-public debt and equity securities. As of December 31, 2016 and 2015, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, as part of its market making activities, the Company sells equity and debt securities it does not currently own (financial instruments sold, not yet purchased—see Note 3. Financial Instruments). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

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

Credit Risk

The Company’s broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge the Company’s broker-dealer subsidiaries has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2016 and 2015, the Company has recorded no liabilities, and during the years ended December 31, 2016, 2015 and 2014, the Company did not incur any significant costs, with regard to this right. In addition, the Company has the right to pursue collection from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and all counterparties with which it conducts business. The Company attempts to limit its credit spread risk by offsetting long or short positions in various related securities.

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

Note 14. Related-Party Transactions:

From time to time the Company may provide advances or interest bearing loans to employees, generally in connection with employee recruitment, that are typically short term in nature and repaid from incentive compensation earned by the employee.

In connection with the MLV acquisition, during 2015 the Company made full-recourse employee loans that can be forgiven based on continued employment and performance over the next five years. Such employee loans will be forgiven and amortized to compensation and benefits expense based on a combination of continued employment and achievement of performance goals over the five-year term. As of December 31, 2016 and 2015 there was $3,592 and $3,485, respectively, of outstanding employee advances and loans included in other receivables on the consolidated balance sheets.

Note 15. Employee Benefits:

Employees of the Company are eligible to participate in the FBR & Co 401(k) Plan (the “401(k) Plan”), a defined contribution plan sponsored by FBR & Co. Participants may contribute to the Plan up to the limits set by the United States Internal Revenue Service. The Company may make discretionary contributions to the 401(k) Plan for the benefit of eligible employees contingent upon achieving certain annual Company goals. Employee contributions and discretionary Company matches paid by the Company are 100% vested when made. During the year ended December 31, 2014, the Company contributed $717 to the 401(k) Plan for the benefit of eligible employees. The Company did not make any comparable contributions during each of the years ended December 31, 2016 and 2015.

Note 16. Subsequent Events:

Dividend Declaration

On February 9, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share to be paid on March 3, 2017 to shareholders of record as of the close of business on February 20, 2017.

Merger Agreement

On February 17, 2017, the Company signed a stock for stock merger agreement with B. Riley Financial, Inc., a publicly traded diversified financial services company based in Los Angeles. Pursuant to this agreement, and subject to, among other conditions, shareholder and regulatory approvals, B. Riley Financial, Inc. will acquire the Company. This transaction is expected to close in the second quarter of 2017. Following completion of this merger, the Company will be a subsidiary of B. Riley Financial, Inc.

Note 17. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2016 and 2015. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods:

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Revenues, net of interest expense	Net (loss) income before income taxes	Net (loss) income	Basic (loss) earnings per share	Diluted (loss) earnings per share
2016
First Quarter	$17,900	$(12,085)	$(5,454)	$(0.72)	$(0.72)
Second Quarter	20,887	(9,190)	(8,208)	(1.08)	(1.08)
Third Quarter	19,320	(11,633)	(57,331)	(7.88)	(7.88)
Fourth Quarter	40,210	5,156	4,989	0.69	0.68
Total Year	$98,317	$(27,752)	$(66,004)	$(8.89)	$(8.89)
2015
First Quarter	$27,095	$(3,843)	$(2,522)	$(0.29)	$(0.29)
Second Quarter	44,256	4,398	2,899	0.36	0.32
Third Quarter	25,580	(6,309)	(3,428)	(0.43)	(0.43)
Fourth Quarter	23,464	(10,004)	(4,410)	(0.59)	(0.59)
Total Year	$120,395	$(15,758)	$(7,461)	$(0.92)	$(0.92)