Form 10-K/A
period 2016-12-31
FBR & Co.
filed 2017-04-21
CIK 1371446

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A:    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of FBR & Co.’s outstanding common stock held by non-affiliates as of June 30, 2016 was approximately $88.0 million based on the closing price of the registrant’s common stock as reported on The NASDAQ Stock Market LLC. In determining this figure, the registrant has excluded all shares of common stock beneficially owned by its directors and executive officers and each person who beneficially owns 10 % or more of FBR & Co.’s outstanding common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

On April 20, 2017, there were 7,099,114 shares of FBR & Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATION FOR AMENDMENT

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2016 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2017, of FBR & Co. We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III not included in the Original Filing within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Name	Age	Title
Richard J. Hendrix	51	President, Chief Executive Officer and Chairman of the Board of Directors
Reena Aggarwal(1) (2)	59	Director
Thomas J. Hynes(2) (3)	77	Director
Richard A. Kraemer(1) (3)	72	Director
Allison M. Leopold Tilley(2) (3)	53	Director
Mark R. Patterson(1) (2)	50	Director
Arthur J. Reimers (2) (3) (4)	62	Director
William F. Strome(1) (2)	62	Director

(1)	Member of the Audit Committee. Arthur J. Reimers and Allison M. Leopold Tilley were members of the Board’s Audit Committee until July 14, 2016.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee. On July 14, 2016, the Board appointed Allison M. Leopold Tilley to the Board’s Nominating and Corporate Governance Committee.
(4)	Lead Director

RICHARD J. HENDRIX, age 51, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006 and the Chairman of our Board of Directors since the first meeting of the Board following our 2012 annual meeting of shareholders. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset Investment Corp. (“Arlington Asset”), our previous parent company. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR. Prior to joining FBR in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ (“PNC”) investment banking group. Mr. Hendrix previously also headed PNC’s asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School. Mr. Hendrix has a Bachelor of Science in finance from Miami University.

Based on Mr. Hendrix’s 30 years of experience in the financial services industry, prior experience in a number of positions within our company, including as our President and Chief Executive Officer, our Board has determined that Mr. Hendrix is qualified to serve as a director.

REENA AGGARWAL, age 59, is a member of our Board of Directors, a position she has held since March 2011. She is the Vice Provost for Faculty at Georgetown University, a position she has held since 2016. Since 2009, Dr. Aggarwal has been the Robert E. McDonough Professor of Business Administration and since 2000, Professor of Finance at Georgetown University’s McDonough School of Business. She has held various positions at Georgetown University’s McDonough School of Business including Deputy Dean from 2006 to 2008 and Interim Dean from 2004 to 2005. She was a FINRA Academic Fellow in 2007 and 2008, a visiting Professor of Finance at the Massachusetts Institute of Technology’s Sloan School of Management in 2005 and 2006, a Visiting Research Scholar at the International Monetary Fund during 2003 and 2004, an Academic Fellow at the SEC from 1997 through 1999, and a Fulbright Scholar to Brazil in 1990 and 1991. She is the Director of the Center for Financial Markets and Policy at Georgetown University. She has served on the World Economic Forum Global Agenda Council on the Future of Financing and Capital; and as a Distinguished Scholar at the Reserve Bank of India’s CAFRAL. Dr. Aggarwal has consulted for governments, law firms, companies, and for organizations including the IMF and World Bank. From 2006 through March 2011, Dr. Aggarwal served as a Trustee of The FBR Funds. She has served as a Trustee of IndexIQ by Main Stay Investments, a mutual fund company, since 2008, on the board of directors of Brightwood Capital Advisors, LLC, a private equity firm, since 2013, and on the board of directors of Cohen and Steers, since 2016. She has served on the advisory board of REAN Cloud, a cloud computing services company, since 2015. She has served on the board of the non-profit Georgetown Social Innovation and Public Service Fund from 2012 to 2014. Dr. Aggarwal has a Master of Management Studies from B.I.T.S. in Pilani, India and a Ph.D. in Finance from the University of Maryland.

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

THOMAS J. HYNES, JR., age 77, is a member of our Board of Directors, a position he has held since January 2007. Mr. Hynes is Co-Chairman and Chief Executive Officer of Colliers International-Boston, a commercial real estate services firm. Mr. Hynes has been employed by Colliers International-Boston and its predecessor companies since 1965, during which time he has held various offices including being appointed President in 1988 and Chairman in 2007. Mr. Hynes also serves as Chairman of the Board of Trustees of Emmanuel College, a board member and member of the Executive Committee of A Better City, a non-profit membership organization supporting infrastructure investments in the Boston area, director of the Massachusetts Business Roundtable, a non- profit, non-partisan, statewide public affairs organization that represents Massachusetts’ leading industry and business enterprises, where he served as Chairman from 2004 to 2006, member of the Board of Trustees of Nativity Preparatory School, an accredited, tuition-free, Jesuit middle school serving boys of all faiths from low-income families residing in Boston and as a director of the John F. Kennedy Library Foundation. From October 1996 to January 2006, Mr. Hynes served as a director of Prentiss Properties Trust, a publicly-traded real estate investment trust (“REIT”) that was acquired by Brandywine Realty Trust in January 2006.

Based on Mr. Hynes’ experience in senior roles in the real estate services industry, his experience as a director of another public company, and his leadership position as Co-Chairman and Chief Executive Officer of Colliers International-Boston and senior executive officer positions with other organizations, our Board has determined that Mr. Hynes is qualified to serve as a director.

RICHARD A. KRAEMER, age 72, is a member of our Board of Directors, a position he has held since January 2007. Since May 2013, Mr. Kraemer has served as a director of Stonegate Mortgage Corporation, a publicly-traded mortgage company, and from September 28, 2015 through April 29, 2016, served as its interim Chief Executive Officer. Stonegate Mortgage Corporation has been, is and may continue to be an investment banking client of our company. Mr. Kraemer served as Chairman of the Board of Directors of Saxon Capital Inc., a publicly-traded mortgage REIT, from 2001 through December 2006. Mr. Kraemer also served as a trustee and member of the Audit Committee of American Financial Realty Trust, a publicly-traded REIT, from 2002 through March 2008, and as a director of Urban Financial Group, Inc., a bank holding company from 2001 to 2013. From 1996 to 1999, Mr. Kraemer was Vice Chairman of Republic New York Corporation, a publicly-traded holding company for Republic National Bank. From 1993 to 1996, Mr. Kraemer was Chairman and Chief Executive Officer of Brooklyn Bancorp, a publicly-traded holding company for Crossland Federal Savings Bank.

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

ALLISON M. LEOPOLD TILLEY, age 53, is a member of our Board of Directors, a position she has held since February 2016. Ms. Leopold Tilley is a Managing Board Member and Partner at Pillsbury Winthrop Shaw Pittman in the Corporate & Securities – Technology practice. Throughout her 28 years with the firm, she has held several leadership positions including membership on the Managing Board, Chair of the firm’s Compensation Committee and as Practice Section Leader for the Corporate & Securities – Technology practice where she oversaw the section’s $60 million P&L and provided strategic guidance and vision for the C&S-T practice. She is a member of the Board of Directors of Outsmart Brain Cancer and a member of the Leadership Committee of Aim High and formerly on the Board of Directors of the Ronald McDonald House at Stanford, Watermark and the Global Women’s Leadership Network and a member of the Advisory Board of Women in Law Empowerment Forum. Ms. Leopold Tilley holds a Juris Doctor from the University of California, Berkeley and her B.A. from the University of California, Davis, with honors.

Based on Ms. Leopold Tilley’s leadership position as Managing Board Member and Partner at Pillsbury Winthrop Shaw Pittman and her professional and financial services industry experience, in particular with companies conducting M&A and capital market transactions, and her corporate governance experience, our Board has determined that Ms. Leopold Tilley is qualified to serve as a director.

MARK R. PATTERSON, age 50, is a member of our Board of Directors, a position he has held since October 2015. Mr. Patterson served as Managing Director and Equity Analyst of NWQ Investment Management Co., LLC, from 1997 until his retirement in 2014. He conducted fundamental research and valuation analysis for NWQ’s financial services sector investments. Prior to joining NWQ, Mr. Patterson was at U.S. Bancorp from 1989 to 1997, including serving as Vice President, Investor Relations, where he was a primary contact between the bank holding company and the investment community. In that role he also performed detailed valuation and capital planning financial analysis that informed the company’s strategic direction. Prior to that position, Mr. Patterson served as a Financial Analyst in the bank’s Financial Consulting Division/ Planning & Forecasting Department. He is a Chartered Financial Analyst and holds an M.B.A. from The Anderson School at UCLA and a B.S. in Business & Mathematics from Linfield College. Mr. Patterson currently serves on the Board of Trustees of Linfield College, where he is a member of the Financial Affairs and Executive Committees and Chair of the Investment Committee.

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

ARTHUR J. REIMERS, age 62, is a member of our Board of Directors, a position he has held since January 2007. Since July 2008, Mr. Reimers has been our Board’s independent Lead Director. From 2001 to present, Mr. Reimers has acted as an independent investor and business consultant, impact investor and venture philanthropist. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.’s initial public offering in 1998 he became a Managing Director and served in that capacity until his retirement in 2001. From 1991 through 1996 Mr. Reimers served as co-head of Goldman, Sachs & Co.’s Investment Banking Advisory Business in Europe. From 1996 through 1999, Mr. Reimers served as co-head of Goldman, Sachs & Co.’s Healthcare Group, Investment Banking Division. Mr. Reimers served as Chairman of the Board of Directors of Rotech Healthcare, Inc., a publicly-traded healthcare company, a position he held from March 2002 until September 2013. From September 2011 to June 2014, Mr. Reimers served as a member of the Board of Directors of Cumulus Media, Inc., a publicly-traded media company. In addition to these public companies, Mr. Reimers is an investor and Board Member of a number of private companies. Mr. Reimers serves on the board of The Connecticut Coalition for Achievement Now, an education reform advocacy organization. Mr. Reimers is currently an assistant adjunct professor at Miami University where he sat on the Investment Committee of the Miami University Foundation from 2001 through 2015. Mr. Reimers has a Bachelor of Science from Miami University and a Masters of Business Administration with High Distinction from the Harvard Business School. Currently, Mr. Reimers is a Venture Partner at The Draper, Richards, Kaplan Foundation, a venture philanthropy firm.

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

WILLIAM F. STROME, age 62, is a member of our Board of Directors, a position he has held since October 2014. Mr. Strome currently serves as a director of the Merle E. Gilliand & Olive Lee Gilliand Foundation, a position he has held since February of 2014 and is an adjunct professor at the Graduate School of Business at Duquesne University. Since May 2015, Mr. Strome has served as a director of The ExOne Company, a publicly traded manufacturing technology company. Mr. Strome previously served as Senior Vice President, Finance & Administration, of RTI International Metals, Inc. (“RTI”), from November 2007 until his retirement in April 2014. He led RTI’s strategic planning activities, acquisition and divestiture initiatives, and capital procurement as well as investor relations and treasury functions. He was also responsible for RTI’s information technology and insurance functions. Both The ExOne Company and RTI have been, and may continue to be, investment banking clients of our company. In 2006 and 2007, prior to joining RTI, Mr. Strome was a principal at Laurel Mountain Partners where he focused on raising acquisition financing for its principal portfolio company – Liberty Waste Services. From 2001 to 2006 Mr. Strome was a Senior Managing Director in FBR’s Investment Banking group. From 1981 to 1997 he served as Deputy General Counsel and Corporate Secretary at PNC Financial Services Group, Inc. and from 1997 to 2001 he served as a Managing Director of PNC’s Capital Markets broker-dealer, focusing on mergers and acquisitions as well as strategic advisory services. Mr. Strome holds an undergraduate degree in Economics from Northwestern University and a J.D. and M.B.A. from the University of Pittsburgh.

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

RICHARD J. HENDRIX, age 51, is our President, a position he has held since our formation in June 2006, and Chief Executive Officer, a position he has held since January 1, 2009. He has served as a director of our company since June 2006 and the Chairman of our Board of Directors since the first meeting of the Board following our 2012 annual meeting of shareholders. From February 2007 through February 2008, Mr. Hendrix served as a Member of the Office of the Chief Executive of Arlington Asset, our previous parent company. From April 2004 to February 2007, Mr. Hendrix served as President and Chief Operating Officer of Arlington Asset. Between April 2003 and April 2004, Mr. Hendrix served as Chief Investment Officer of Arlington Asset. Prior to March 2003, Mr. Hendrix served as the President and Chief Operating Officer of FBR Asset Investment Corporation in addition to heading the Real Estate and Diversified Industrials Investment Banking Groups at FBR. Prior to joining FBR in 1999, Mr. Hendrix was a Managing Director of PNC Capital Markets’ investment banking group. Mr. Hendrix previously also headed PNC Capital Markets asset-backed securities business. Mr. Hendrix joined PNC in 1987 and was appointed by PNC to work with FBR in 1997 in connection with a strategic alliance between the two companies. Mr. Hendrix is a member of the Board of Trustees of Flint Hill School. Mr. Hendrix has a Bachelor of Science in finance from Miami University.

BRADLEY J. WRIGHT, age 57, is our Executive Vice President and Chief Financial Officer, a position he has held since March 2008, shortly after joining our company in February 2008, and Chief Administrative Officer, a position he has held since March 2009. Mr. Wright has more than 30 years of experience in financial services and joined our company from The Bear Stearns Companies, Inc. (“Bear Stearns”) where he served as Senior Managing Director and was in charge of finance for Private Client Services. Prior to joining Bear Stearns in 1996, he spent 14 years at PwC in its Capital Markets & Treasury division. Mr. Wright is a Certified Public Accountant and a CFA charter holder.

GAVIN A. BESKE, age 50, is our Senior Vice President, General Counsel and Corporate Secretary. Mr. Beske has been our Senior Vice President and General Counsel since July 2012 and has been our Corporate Secretary since June 2015. Mr. Beske was an attorney at Gibson, Dunn & Crutcher LLP before joining FBR in 2004. Mr. Beske received his undergraduate degree in Economics from Princeton University and his law degree from Columbia University, where he graduated with distinction as a Harlan Fiske Stone scholar and was Managing Editor of the Columbia Law Review.

ADAM J. FISHMAN, age 37, is our Executive Vice President and Head of Institutional Brokerage. Mr. Fishman joined FBR in 2004 and has taken on positions of increasing responsibility. As Head of Institutional Brokerage, Mr. Fishman manages all three elements of the primary and trading businesses—Research, Sales and Trading. Beginning in 2006, Mr. Fishman led the equity sales group in New York and by 2007 was responsible for the domestic Sales team. Mr. Fishman assumed responsibilities for the Research and Trading organizations in 2010 and 2016, respectively. Mr. Fishman began his career as an Associate Director in the New York office of CIBC World Markets. Mr. Fishman graduated cum laude from Brandeis University with a Bachelor of Arts in sociology.

ROBERT J. KIERNAN, age 51, is our Senior Vice President, Controller and Chief Accounting Officer, a position he has held since October 2007. Mr. Kiernan joined Arlington Asset in August 2002 as Controller and was its Senior Vice President, Controller and Chief Accounting Officer from April 2003 through September 2008. Prior to joining Arlington Asset, Mr. Kiernan was a senior manager in the assurance practice at Ernst & Young, focusing on clients in the financial services industry.

JAMES C. NEUHAUSER, age 58, was our Executive Vice President, a position he held from February 2012 to October 2016. Previously, he was Head of Investment Banking, a position he held since April 2008. Mr. Neuhauser joined FBR in March 1993 and became Executive Vice President and Co-Head of Investment Banking in February 2007. Prior to joining FBR, Mr. Neuhauser was a Senior Vice President of Trident Financial Corporation. Prior to joining Trident Financial Corporation, Mr. Neuhauser worked in commercial banking with the Bank of New England. He is a CFA charter holder and a member of the Society of Financial Analysts. Mr. Neuhauser received a Bachelor of Arts from Brown University and an M.B.A. from the University of Michigan. Mr. Neuhauser was a member of the U.S. Army Reserve and Michigan National Guard from 1983 to 1986.

KENNETH P. SLOSSER, age 53, is our Executive Vice President and Head of Investment Banking, a position he has held since March 2012. Prior to becoming the Head of Investment Banking, he was Head of both the Financial Institutions and Insurance Investment Banking Groups, positions he held beginning January 1, 2005. Prior to joining FBR in 1996, Mr. Slosser served as an Assistant Director with the Office of Thrift Supervision from 1986 through 1996 where he had primary oversight responsibility for savings institutions and savings institution holding companies located in California, Arizona and Nevada. Mr. Slosser has a Bachelor of Science in economics and political science from Willamette University, Salem, Oregon.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Kraemer, serving as Chairman of the committee, Dr. Aggarwal, Mr. Patterson, and Mr. Strome. The Audit Committee assists and represents the Board of Directors in discharging the Board’s oversight responsibilities relating to: (1) the accounting and financial reporting practices, and internal control systems, of our company and its subsidiaries; (2) the reliability and integrity of our company’s financial statements, accounting policies, and financial reporting and disclosure practices; (3) our company’s compliance with legal and regulatory requirements, including our company’s policies and procedures regarding such requirements; (4) the independent auditor’s qualifications, independence and performance; and (5) the staffing, qualifications and performance of our company’s internal audit function.

The Board has determined that each member of the Audit Committee is and was independent according to the independence standards set forth in the NASDAQ listing standards and our Corporate Governance Guidelines. The Board has determined that Messrs. Kraemer, Patterson, and Strome and Dr. Aggarwal are qualified as “audit committee financial experts,” within the meaning of the SEC regulations, and possess related financial management expertise, within the meaning of the listing standards of the NASDAQ. The Audit Committee met eight (8) times in 2016. The Board of Directors has adopted a written charter for the Audit Committee, a current copy of which is available to shareholders on our website at www.fbr.com under “Investor Relations — Corporate Governance.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers to file reports of ownership and changes in ownership of our company’s securities with the SEC. Our company has historically filed the Section 16 reports for our officers and most of our directors. To our knowledge, based solely on our review of the reports and amendments to those reports furnished to us, filed by us or written representations from these persons that these reports were not required from those persons, we believe that our directors and executive officers filed all reports required by Section 16(a) for the year ended December 31, 2016, on a timely basis, except that the filing of a Form 5 report relating to 65 shares acquired by Mr. Strome on November 23, 2015 pursuant to a brokerage dividend reinvestment plan by Mr. Strome was filed on June 21, 2016.

Director Candidate Recommendations and Nominations by Shareholders

A shareholder may nominate a person for election to the Board of Directors in compliance with applicable Virginia law and our Amended and Restated Bylaws. Our Amended and Restated Bylaws require that any such nominations for our 2018 annual meeting of shareholders must be received by us not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the date on which public announcement of the date of such meeting is first made. Any such notice must satisfy the other requirements with respect to such proposals and nominations contained in our Amended and Restated Bylaws. If a shareholder fails to meet the requirements or deadlines described in our policy, such nominations will be considered out of order and will not be acted upon at our 2018 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2016.

Executive Summary

2016 Performance Highlights

Despite a difficult environment over the course of 2016, we completed important transactions across all of our industry groups with energy in particular being a meaningful contributor throughout the year. Additionally, we further lowered our non-compensation fixed costs and maintained our commitment to returning capital to shareholders.

Selected Consolidated Financial Metrics
Metric	2016	2015	% Change
Closing Stock Price (as of last day of trading period)	$13.00	$19.90	(35)%
Net Loss	(66.0) million	(7.5) million	(780)%
Investment Banking Revenue	50.5 million	71.1 million	(29)%
Institutional Brokerage Revenue	47.7 million	53.5 million	(11)%
Non-Compensation Fixed Expenses	38.4 million	41.9 million	(8)%
Tangible Book Value per Share	15.51	27.83	(44)%

It has been well documented that the 2016 initial public offering (“IPO”) market was historic in its lack of activity. In fact over the course of 2015 and 2016 the small cap IPO market contracted by 52%. Inevitably, that created a challenging environment for a small-cap focused book running equities business like ours. For the full year, investment banking revenue totaled $50.5 million, compared to $71.1 million in 2015. Full year revenues were generated by 63 client engagements representing a total of $5.9 billion in transaction volume, compared to 51 client engagements representing $9.3 billion in transaction volume in 2015. The decline in year-over-year revenue primarily reflects the completion of fewer sole-managed private transactions – one in 2016, compared to four in 2015, related to the contraction in the small cap IPO market as activity declined by over 35% from 2015 levels. On the brokerage and securities lending side, full year revenues were $47.7 million in 2016, down from $53.5 million in 2015. Cash equity volumes continue to be under pressure industry-wide, with continuing net outflows from active, domestic equity managers.

For the year ended December 31, 2016, the net after-tax loss was $66.0 million, compared to a net after-tax loss of $7.5 million for the year ended December 31, 2015. The increase in year-over-year net loss was primarily driven by a $38.3 million tax provision recorded in 2016 related to the third quarter establishment of a full valuation reserve against our deferred tax assets. This reserve was determined to be necessary based on recent results and the relative difficulty in predicting future profits for our industry in general, and FBR specifically. The recognition of this non-cash charge does not impact our ability to realize the economic benefit of its deferred tax assets and net operating loss carry forwards on future tax returns.

Throughout 2016, we continued our effort to rationalize expenses and non-compensation fixed expenses declined by 8% year-over-year to $38.4 million, excluding a $1.3 million goodwill impairment charge, compared to $41.9 million in 2015. Part of the reduction in these expenses for the year was related to reductions in headcount, and we have additionally taken out costs in areas such as occupancy and technology.

Over the course of 2016, we returned $19.3 million to shareholders through open market repurchases valued at $13.1 million and through the payment of quarterly cash dividends. Additionally, we acquired shares outside of the share repurchase program as a result of netting of shares for tax withholding purposes in connection with employee share vesting for $9.3 million. As of December 31, 2016, shareholders’ equity totaled $117 million, with $75 million held in cash. Tangible book value per share as of December 31, 2016 was $15.51, compared to $27.83 as of December 31, 2015. The decline in tangible book value per share resulted from the combination of the operating loss for the year and the recording of a full valuation allowance against the Company’s deferred tax assets in 2016.

2016 Compensation Philosophy

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

What We Do	What We Don’t Do
• Performance-based annual incentives tied directly to our revenue	• Multi-year guaranteed incentive awards for senior executives

• Meaningful annual restricted compensation granted in lieu of—not in addition to—annual cash incentives	• Employment agreements with named executive officers, other than the Chief Executive Officer

• Long-term equity compensation	• Excise tax gross-ups

• Performance-based equity vesting	• Repricing of underwater stock options

• Double trigger equity vesting provisions in connection with a change in control (other than in the limited circumstance where awards are not assumed or substituted for by the successor company)	• Single-trigger vesting of equity- based awards upon change in control

• Equity ownership guidelines	• Executive perquisites (aircraft, club membership, professional services and the like)

• Monitor the risks associated with our executive compensation program	• Executive benefit plans

• A clawback policy to recover incentive compensation in certain circumstances

• Executive eligibility for broad-base benefits plans only

Throughout this report, we refer to our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers for 2016 as our “named executive officers.” In addition to our Chief Executive Officer and our Chief Financial Officer, this group includes our head of investment banking, our head of institutional brokerage, an executive vice president who retired from our company on October 31, 2016, and our general counsel.

Principles and Objectives of Our Compensation Program

The Compensation Committee of our Board has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the Compensation Committee’s goal is to link compensation decisions to both corporate and individual performance, with a focus on rewarding the achievement of financial results, as well as rewarding the individual performance and accomplishments of our named executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our company. Our Chief Executive Officer recommends to the Compensation Committee the amount and form of compensation for each of our named executive officers other than himself, and the amount and form of compensation for our Chief Executive Officer is initially developed by the Chairman of the Compensation Committee with input from the committee’s independent compensation consultant as necessary, and is then reviewed and approved by the Compensation Committee. Once finalized, the compensation decisions are reviewed and approved by the independent members of the Board as part of their deliberations. Our Compensation Committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including subjective or qualitative factors.

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

Role of Independent Compensation Consultant

Under its sole authority, the Compensation Committee retained Frederic W. Cook & Co. (“FW Cook”), an independent consulting firm to advise on executive compensation matters. FW Cook reported directly to the Compensation Committee. In 2016, a representative of FW Cook attended the February meeting of the Compensation Committee and met with the Compensation Committee without members of management present.

2016 Peer Group

For 2016, the Compensation Committee reviewed the annual salaries and overall compensation of our named executive officers. The Committee considered the advice and counsel of its independent financial consultant, FW Cook, along with publicly available information and disclosure regarding competitive compensation practices, pay and Chief Executive Officer equity levels from the following “peer” companies: Cowen Group, Inc., Evercore Partners Inc., JMP Group Inc., Oppenheimer Holdings Inc., Piper Jaffray Companies and Stifel Financial Corp. Our peer group includes companies primarily consisting of investment banks with revenues and market capitalizations most comparable to ours. We also occasionally look at a broader group of financial firms when reviewing general financial services pay trends. This broader group is comprised of the companies listed above and the following companies: Bank of America, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan, Morgan Stanley and UBS. While the Compensation Committee considers the level of compensation paid by the firms in our company’s comparator group as a reference point that provides a framework for its compensation decisions, in order to maintain competiveness and flexibility, the Compensation Committee does not target compensation at a particular level relative to the comparator group; nor does the Compensation Committee employ a formal benchmarking strategy or rely upon specific peer–derived targets. This peer group market data is an important factor considered by the Compensation Committee when setting compensation, but it is only one of multiple factors considered by the Compensation Committee, and the amount paid to each named executive officer may be more or less than the composite market median based on individual performance, the roles and responsibilities of the executive, experience level of the individual, internal equity and other factors that the Compensation Committee deems important.

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

At our 2016 annual meeting of shareholders, we provided our shareholders with an opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers. A substantial majority of our voting shareholders (89%) voted for our say-on-pay proposal. The Compensation Committee reviewed the results of the 2016 say-on-pay vote when considering our compensation practices for 2017. The Compensation Committee believes that, while it is difficult for individual shareholders to be fully aware of all factors impacting compensation decisions, the results of the 2016 say-on-pay vote demonstrate our shareholders’ support of our compensation policies.

Elements of 2016 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2016, summarized in the table below, and why the Compensation Committee chose to include the items in the compensation program. As detailed below, the primary elements of our compensation program during 2016 consisted of base salary, performance-based incentive compensation bonus, or “at risk,” compensation opportunities, and long-term equity incentive compensation. We also provided benefit programs that apply to all employees. We do not provide perquisites, special retirement benefits, or severance compensation to our named executive officers, except for severance benefits payable to Richard J. Hendrix under his employment agreement under certain circumstances. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance; encourages retention

Performance-Based Annual Incentive Compensation	Annual incentive compensation earned based on performance under the terms of the Incentive Compensation Plan (“ICP”) payable in cash or stock, or a combination of both, in the discretion of the Compensation Committee	Motivates and rewards for achievement of annual company financial performance goal

Long-Term Equity Incentives	Equity awards granted at the Compensation Committee’s discretion under the 2006 LTIP and the 2016 Retention and Incentive Plan	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and shareholders; increases retention; rewards creation of shareholder value

Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans. Named executive officers receive same coverage as other employees.	Provides market competitive savings and health and welfare benefit programs available to other employees based on standard eligibility criteria

Element	Description	Function
Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plans (other than the defined contribution plan available to employees generally) or other retirement benefits, deferred compensation, guaranteed severance or agreed-upon post-termination compensation to our named executive officers, except with respect to our Chief Executive Officer as noted above.	Not applicable, except as noted above

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Consistent with our performance-based compensation philosophy, the base salary for each named executive officer is targeted to account for less than half of total compensation.

The Compensation Committee seeks to pay our named executive officers a competitive base salary in recognition of their job responsibilities for a publicly-held company by considering several factors, including competitive factors within our industry, past contributions and individual performance of each named executive officer, as well as retention. In setting base salaries, the Compensation Committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded. Following the review of our financial performance for 2015, relevant competitive and peer market data, counsel provided by our independent compensation consultant, and our desired mix of fixed to variable compensation, the Compensation Committee determined that base salaries should remain unchanged in 2016 from 2015 levels, with the exceptions of Mr. Wright’s base salary, which was increased from $375,000 to $400,000 on January 1, 2016 and Mr. Fishman’s base salary, which was increased from $400,000 to $500,000 on January 1, 2016. Mr. Wright’s salary adjustment was made to reflect the expansion of his role to include management of our securities lending business and Mr. Fishman’s salary adjustment was made to reflect the expansion of his role to Executive Vice President, Head of Institutional Brokerage, and to achieve a more market-competitive mix of fixed to variable compensation.

Performance-Based Annual Incentive Compensation

For 2016, the Compensation Committee, taking into account the advice of FW Cook, approved the ICP for our named executive officers. Under the ICP, each named executive officer would have been eligible to share in the ICP pool in the event that the requisite performance goal had been met. The Compensation Committee intended for this annual incentive bonus opportunity to be a substantial component of each ICP participant’s total compensation. Because the annual incentive bonus opportunity and individual bonus from the ICP pool depends upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation is appropriately aligned with performance.

Performance based awards under the 2016 ICP were subject to the achievement of an annual performance goal of our company of a net revenue level of at least $120 million in 2016. As 2016 net revenue did not exceed the threshold level of performance for ICP funding for 2016, the ICP pool was not funded, and performance-based annual incentive compensation under the ICP was not paid to our named executive officers.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that a significant portion of our named executive officer compensation should be in the form of equity awards as a retention tool, and to align further the long-term interests of our named executive officers with those of our other shareholders. As described above, the Compensation Committee has discretion to determine the payment of named executive officer annual bonuses in either cash or stock, or a combination of cash and stock. In addition, the Compensation Committee makes annual grants of long-term, performance-based incentive compensation awards to the named executive officers.

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

2016 Retention and Incentive Program

On February 10, 2016, as disclosed in a Form 8-K filed with the SEC on February 12, 2016 and in our 2016 proxy statement, we granted awards under a retention and incentive arrangement approved by the Board of Directors that is designed to further the long-term growth of our company by providing long-term incentives in respect of our company’s common stock and other equity interests and assets related to the business of our company and to assist our company in retaining key employees of experience and ability (the “Retention Program”). Richard J. Hendrix, the President and Chief Executive Officer of our company, Bradley J. Wright, the Chief Financial Officer of our company, and the other named executive officers are participants in the Retention Program.

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

Under the Retention Program, awards to the named executive officers were as follows: (1) Richard J. Hendrix, our company’s Chairman, President and Chief Executive Officer, received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (2) Bradley J. Wright, our company’s Executive Vice President and Chief Financial Officer, received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (3) Adam J. Fishman, our company’s Executive Vice President and Head of Institutional Brokerage, received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (4) Kenneth P. Slosser, our company’s Executive Vice President and Head of Investment Banking, received an award valued at approximately $250,000, including an RSU grant from the RSU Pool valued at approximately $125,000 and an award of the Asset Pool valued at approximately $125,000; (5) Gavin A. Beske, our company’s Senior Vice President, General Counsel and Corporate Secretary (who was not a named executive officer at the time of this award), received an award valued at approximately $100,000, including an RSU grant from the RSU Pool valued at approximately $50,000 and an award of the Asset Pool valued at approximately $50,000; and (6) James C. Neuhauser, our company’s Executive Vice President until October 2016, received an award valued at approximately $100,000, including an RSU grant from the RSU Pool valued at approximately $50,000 and an award of the Asset Pool valued at approximately $50,000.

Performance Share Unit Program — Status of PSU Awards

On February 4, 2014, as disclosed in our 2015 and 2016 proxy statements, we granted PSUs to our company’s executive committee, including our named executive officers, under the Performance Share Unit Program. These PSU awards are earned based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period beginning on January 1, 2014 and ending on December 31, 2016. In order for these PSUs to vest at the target 50% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, cannot be less than 6%, equating to a tangible book value, adjusted for dividends, of $31.99 per share, and to vest at the “outperform” 100% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, must be equal to or greater than 9%, equating to a tangible book value, adjusted for dividends, of $34.78 per share, by the end of the performance period. As of

December 31, 2016, the tangible book value of our company, measured on a per share basis and adjusted for dividends, fell below the 6% threshold for vesting at the 50% target level, and therefore, were tracking for 0% vesting as of fiscal year-end 2016. Following the filing of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, these PSUs were fully forfeited upon certification by our Compensation Committee of the non-achievement of the minimum performance criteria.

2014 PSU Awards

On February 10, 2015, as disclosed in our 2015 and 2016 proxy statements, we granted PSUs to our company’s executive committee, including our named executive officers, under the Performance Share Unit Program. These PSU awards are earned based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period beginning on January 1, 2015 and ending on December 31, 2017. In order for these PSUs to vest at the target 50% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, cannot be less than 6%, equating to a tangible book value, adjusted for dividends, of $34.10 per share, and to vest at the “outperform” 100% level, the compound annual growth rate of our tangible book value, measured on a per share basis and adjusted for dividends, must be equal to or greater than 9%, equating to a tangible book value, adjusted for dividends, of $37.08 per share, by the end of the performance period. As of December 31, 2016, the tangible book value of our company, measured on a per share basis and adjusted for dividends, fell below the 6% threshold for vesting at the 50% target level, and therefore, are tracking for 0% vesting as of fiscal year-end 2016.

2015 PSU Awards

In the event of a change in control, the performance period with respect to each outstanding award will end and the number of performance share units earned by the participant will be fixed based on the greater of (i) our actual performance from the beginning of the performance period to the date of the change in control and (ii) the level of achievement resulting in 50% of the performance share units being earned. Following the change in control, the earned performance share units will be subject to vesting based solely on the participant’s continued employment through the date the awards would have otherwise vested, subject to accelerated vesting on certain terminations of employment.

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

Stock Ownership Guidelines

In 2014, our Board of Directors updated the stock ownership guidelines that are applicable to executive officers and key employees to further align our executive management’s interests with those of our shareholders. We believe that share ownership demonstrates a commitment to, and belief in, the long term performance of our company. Our stock ownership guidelines provide that the equity interest held by our President and Chief Executive Officer and each of the other members of our management Executive Committee should equal or exceed an amount equal to three times such individual’s average performance compensation over the three years preceding any calculation date. Individuals who are subject to the guidelines are expected to achieve the guideline ownership level before selling any shares, except shares sold by such individual, or retained by our company, to satisfy tax obligations associated with the exercise, vesting, or receipt of any equity award, and/or to pay the exercise price in connection with the exercise of stock options. Because share prices can be volatile, the guidelines provide that the highest share price for the common shares over the prior 12 month period immediately preceding the calculation date will be used when calculating the equity interest that an individual should hold.

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

Deductibility of Executive Compensation

In making its compensation decisions, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to our Chief Executive Officer, or any one of our three highest paid executive officers other than our Chief Executive Officer and Chief Financial Officer, unless the compensation meets the requirements of “qualified performance-based compensation” for purposes of Section 162(m). The Compensation Committee has discretion to approve compensation that does not meet these requirements when the Compensation Committee considers it appropriate in order to ensure competitive levels of total compensation for our executive officers. As discussed below under the heading “—2017 Performance-Based Annual Incentive Compensation,” the Compensation Committee approved an incentive compensation program for 2017 which provides for performance-based bonuses that are intended to meet the requirements of qualified performance-based compensation.

2017 Executive Compensation for Named Executive Officers

2017 Base Salaries

The Compensation Committee reviewed annual base salaries for our named executive officers and determined that they should remain unchanged in 2017 from 2016 levels.

2017 Performance-Based Annual Incentive Compensation

For 2017, the Compensation Committee has established eligibility for performance based awards under an Incentive Compensation Plan (the “2017 ICP”) that is subject to the achievement of an annual performance goal of our company of net revenue level of at least $120 million in 2017. Upon achievement of this level, each participant is eligible to receive incentive bonus compensation in an amount equal to 3% of our 2017 revenue, subject to an aggregate limitation of 6% for the group as a whole. The Compensation Committee retains sole discretion to reduce the aggregate limitation as well as the amount allocated to each executive officer, and the 2017 ICP awards, to the extent earned, may be paid in cash or stock as determined by the Compensation Committee in its discretion.

The Compensation Committee intends for this annual incentive bonus opportunity to be a substantial component of each 2017 ICP participant’s 2017 total compensation. Because the annual incentive bonus opportunity and individual bonus will depend upon our company’s and each individual executive’s performance, the Compensation Committee believes this form of compensation is appropriately aligned with performance.

Performance-based annual incentive compensation is determined by the Compensation Committee and the Board based on their assessment of performance against quantitative and qualitative factors outlined below, in addition to other considerations including retention, continuity of management, and competitive factors. For each year, the relative weighting of these quantitative and qualitative factors is determined subjectively by the Compensation Committee and the Board and there is no specific percentage weighting applied to such factors. These quantitative and qualitative factors are:

•	Cash Profitability[1]

•	Expense Management

•	Return on Equity

•	Risk Management

•	Compliance with Regulatory Requirements

•	Performance Against Strategic Plan

The Compensation Committee will calculate award amounts after the close of our 2017 fiscal year so that all relevant data are available regarding our company’s and the 2017 ICP participants’ individual performance in 2017.

A threshold level of net revenue must be achieved before any awards may be payable in any year. For 2017, the Compensation Committee timely established a threshold goal of $120 million in net revenue. If actual net revenue does not equal or exceed this threshold level of performance, no performance-based annual incentive compensation bonuses will be paid under the ICP for the year. If full year actual net revenue equals or exceeds the established threshold net revenue goal, ICP bonuses will be paid as set forth above.

2017 One Year and Two Year Retention Programs

On March 8, 2017, as disclosed in a Form 8-K filed with the SEC on March 8, 2017, we granted awards under two retention and incentive arrangements (the “Retention Programs”) designed to further the long-term growth of the Company by providing incentives in respect of the Company’s common stock and to assist the Company in retaining key employees of experience and ability. Richard J. Hendrix, the President and Chief Executive Officer of the Company, Bradley J. Wright, Executive Vice President and Chief Financial Officer of the Company, Adam Fishman, Executive Vice President and Head of Institutional Brokerage, Kenneth Slosser, Executive Vice President and Head of Investment Banking, and Gavin Beske, Senior Vice President, General Counsel and Corporate Secretary, are participants in the Retention Programs, along with 40 other key employees.

[1]	Cash Profitability is a non-generally accepted accounting principle (“GAAP”) measurement used by our management team to analyze and assess the results of the core capital markets operating units. In determining Cash Profitability, we exclude from GAAP income before taxes the following non-core operating items: (1) severance costs associated with reductions in headcount, (2) corporate transaction costs, which includes costs associated with business combinations and acquisitions, and (3) net investment income (losses) from our long-term investments. We also exclude the following non-cash expenses: (1) impairment of intangible assets, (2) compensation costs associated with stock-based awards, and (3) amortization of intangible assets.

An award under the Retention Programs represents an interest in the Award Pools established under the Retention Programs. The Award Pools consist of a fixed number of shares of Company restricted common stock units (“RSU Pools”) drawn from the shares available under the Company’s 2006 Long-Term Incentive Program (“Stock Plan”). Each participant in the Retention Programs has been allocated an interest in the aggregate Award Pools. Because the number of Participants is fixed at the outset of the Retention Programs, and the aggregate Award Pools are likewise fixed, any forfeiture of awards by participants who cease to be employed by the Company will result in the remaining Participants being entitled to a proportionately larger share of the Award Pools assuming that they remain employed through the vesting date or as otherwise specified in the Retention Programs. The aggregate number of RSUs subject to the Retention Programs is 350,000, consisting of 175,000 RSUs under a plan that provides for a one-year vesting period (the “One Year Retention Program”) and the remaining 175,000 RSUs under a plan that provides for a two-year vesting period (the “Two Year Retention Program”).

Under the One Year Retention Program, subject to accelerated vesting in certain limited circumstances, awards will vest if the employee participant remains employed by the Company as of the first anniversary following the date of the award, and under the Two Year Retention Program, subject to accelerated vesting in certain limited circumstances, awards will vest if the employee participant remains employed by the Company as of the second anniversary following the date of the award. In general, the Company will issue shares of Company common stock (or, in the discretion of the Compensation Committee of the Board of Directors, a cash payment based on the per share “fair market value” (as defined in the Stock Plan)) in settlement of the vested RSU Pool awards. The foregoing description of the Retention Programs is qualified in its entirety by reference to the Retention Programs and to the related award letters, and restricted stock unit agreements and the Stock Plan, which have been previously filed by the Company.

Under the Retention Programs, awards to the Named Executive Officers were as follows: (1) Richard J. Hendrix, our Chairman, President and Chief Executive Officer, received RSU grants from the RSU Pools valued at approximately $500,000, split evenly between the One Year Retention Program and the Two Year Retention Program; (2) Bradley J. Wright, our Executive Vice President and Chief Financial Officer, received RSU grants from the RSU Pools valued at approximately $400,000, split evenly between the One Year Retention Program and the Two Year Retention Program; (3) Adam J. Fishman, our Executive Vice President and Head of Institutional Brokerage, received RSU grants from the RSU Pools valued at approximately $500,000, split evenly between the One Year Retention Program and the Two Year Retention Program; (4) Kenneth P. Slosser, our Executive Vice President and Head of Investment Banking, received RSU grants from the RSU Pools valued at approximately $500,000, split evenly between the One Year Retention Program and the Two Year Retention Program; and (5) Gavin A. Beske, our Senior Vice President, General Counsel and Corporate Secretary, received RSU grants from the RSU Pools valued at approximately $175,000, split evenly between the One Year Retention Program and the Two Year Retention Program.

Supplemental Compensation Table

The following Supplemental Compensation Table reflects how the Compensation Committee and our Board of Directors view performance year compensation by showing in the “Stock Award Component” column equity awards that relate to such performance year, even though granted in the subsequent year. In addition, because awards under our Performance Share Unit Program vest only upon achievement of forward-looking performance goals, the Compensation Committee and Board of Directors view awards under that plan as compensation for the year in which the performance goals are achieved. Therefore, the Supplemental Compensation Table below does not currently include the grant of awards under the Performance Share Unit Program in the “Long-Term Incentive Compensation — Stock Award” column, but will include such awards for the year in which they vest. Current SEC rules, in contrast, require all equity compensation to be included in the Summary Compensation Table (appearing later in this report) in the year of the grant. For example, equity grants that were made in 2017, but that relate to 2016 performance, are included as 2016 compensation in this Supplemental Compensation Table, whereas such grants will be included as 2017 compensation in the Summary Compensation Table required by the SEC. Similarly, equity grants that were made in 2016, but that relate to 2015 performance, are not included as 2016 compensation in the Supplemental Compensation Table, whereas such grants are included as 2016 compensation in the Summary Compensation Table required by the SEC.

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

				Performance Year Awards(1)		Long- Term Incentive Compensation
Name and Principal Position	Year	Base Salary (2)	Bonus(3)	Cash Component	Stock Award Component (4)	Stock Awards (4)(5)(6)	Option Awards	All Other Compensation (7)(8)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	2016	778,846	—	—	—	930,880	—	10,732	1,720,458
Chairman,	2015	750,000	2,500	200,000	—	—	—	15,000	967,500
President and Chief Executive Officer	2014	750,000	—	400,000	100,000	—	—	—	1,250,000
Bradley J. Wright	2016	411,442	—	—	—	794,489	—	166,414	1,372,345
Executive Vice	2015	375,000	2,500	100,000	—	—	—	5,000	482,500
President, Chief Financial Officer, Treasurer and Chief Administrative Officer	2014	375,000	—	280,000	70,000	—	—	—	725,000
Kenneth P. Slosser	2016	519,231	—	—	—	794,489	—	258,928	1,572,648
Executive Vice	2015	500,000	2,500	150,000	—	—	—	—	652,500
President and Head of Investment Banking	2014	486,154	—	400,000	100,000	—	—	—	986,154
Adam J. Fishman	2016	513,846	—	—	—	794,489		323,295	1,631,630
Executive Vice	2015	400,000	2,500	150,000	—	—	—	—	552,500
President and Head of Institutional Brokerage	2014	400,000	—	400,000	100,000	—	—	—	900,000
Gavin A. Beske(9)
Senior Vice President, General Counsel and Corporate Secretary	2016	363,462	—	—	—	—	—	24,917	388,379
James C. Neuhauser(10)	2016	444,231	—	—	—	620,318	—	254,782	1,319,331
Executive Vice	2015	500,000	2,500	75,000	—	—	—	—	577,500
President	2014	500,000	—	280,000	70,000	—	—	—	850,000

(1)	Amounts represent cash and equity portions of bonus compensation attributable to the relevant performance year, including awards granted in the next calendar year that are attributable to the relevant calendar year. Because the ICP was not funded in 2015, the performance year awards for 2015 represent discretionary bonuses approved by our Compensation Committee.
(2)	2016 was a payroll leap year, resulting in an additional base salary paycheck for all employees employed for the full year relative to our standard annual payroll schedule.
(3)	On January 25, 2015, a nominal award of 100 shares of Pacific Datavision stock valued at $2,500 was awarded to approximately 125 employees that qualified as Accredited Investors, including each if our named executive officers.
(4)	The amounts in these columns represent the aggregate grant date fair value of stock awards that vested in the relevant year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The discussion of the assumptions used for purposes of the valuation of these awards appears in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
(5)	On February 10, 2016, we granted Messrs. Wright, Slosser, Fishman, Beske and Neuhauser RSU awards under the 2016 Retention and Incentive Plan, scheduled to vest on the fourth anniversary of the date of grant, subject to continued employment with our company. Messrs. Hendrix, Wright, Slosser and Fishman were each awarded 7,567 RSUs. Messrs. Beske and Neuhauser were each awarded 3,027 RSUs. Each RSU awarded represents the right to receive one share of our common stock.
(6)	Includes 2013 PSU grants that vested in 2016. Does not include PSUs granted to our named executive officers under the Performance Share Unit Program on February 4, 2014 and February 10, 2015, as disclosed in our 2014 and 2015 proxy statements and above under the heading “Long-Term Equity Incentive Compensation” because none of such awards were vested as of December 31, 2016.

On February 4, 2014, we granted PSU awards denominated in shares of our common stock as follows: (i) Richard J. Hendrix, 55,481 shares; (ii) Bradley J. Wright, 37,450 shares; (iii) Kenneth P. Slosser, 37,450 shares; (iv) Adam J. Fishman, 37,450 shares; and (v) James C. Neuhauser, 28,665 shares. The PSUs will be earned, subject to continued employment with our company, based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period that began on January 1, 2014 and ends on December 31, 2016. Actual financial performance as of fiscal year-end 2016 indicates that achievement of the applicable performance goals did not occur, and thus the PSUs scheduled to vest on December 31, 2016 were forfeited following the filing of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 upon certification of performance criteria by the Compensation Committee.

On February 10, 2015, we granted PSU awards denominated in shares of our common stock as follows: (i) Richard J. Hendrix, 46,051 shares; (ii) Bradley J. Wright, 32,236 shares; (iii) Kenneth P. Slosser, 32,236 shares; (iv) Adam J. Fishman, 32,236 shares; and (v) James C. Neuhauser, 23,026 shares. The PSUs will be earned, subject to continued employment with our company, based on the growth of our company’s tangible book value, measured on a per share basis, over a 36-month performance period that began on January 1, 2015 and ends on December 31, 2017. Actual financial performance as of fiscal year-end 2016 indicates that achievement of the applicable performance goals is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2017 will be forfeited.

(7)	As disclosed in the 2012 proxy statement under the heading “Long-Term Equity Incentive Compensation,” our company granted awards under the 2012 Retention and Incentive Plan on February 8, 2012. As part of this program, Messrs. Wright, Fishman, Beske and Neuhauser were awarded interests in an asset pool of non-FBR securities established under the 2012 Retention and Incentive Plan. On February 8, 2016, the awards under the 2012 Retention and Incentive Plan vested and, consistent with the Plan, the vested Asset Pool awards were settled in cash, equivalent to the aggregate fair market value equal to the portion of the 2012 Asset Pool represented by such award. As such, cash payments were made on February 12, 2016 to our named executive officers as follows: $152,040 was paid to Mr. Wright, $233,903 was paid to Mr. Slosser, $292,385 was paid to Mr. Fishman, $23,291 was paid to Mr. Beske and $20,874 was paid to Mr. Neuhauser.
(8)	According to the terms of the award agreements, unvested RSUs are eligible for dividend equivalent payments, consistent with publicly declared dividends payable on shares of our common stock, payable following vesting of the RSUs. On February 5, 2016, Messrs. Hendrix, Wright, Slosser, Fishman and Neuhauser vested in 26,829, 4,878, 24,390, 17,073 and 14,024 RSUs, respectively, which were initially awarded on February 5, 2013. Additionally, on February 8, 2016, Messrs. Wright, Slosser, Fishman, Beske and Neuhauser vested in 24,829, 38,198, 47,747, 3,820 and 38,198 RSUs, respectively, which were awarded under the 2012 Retention and Incentive Plan, of which the initial grant date was February 8, 2012 and quarterly proportional reallocation of forfeited interests were awarded thereafter. Following vesting of aforementioned RSUs, on February 12, 2016, dividend equivalent payments of $10,732, $11,873, $25,020, $25,910, $1,526 and $20,874 were paid to Messrs. Hendrix, Wright, Slosser, Fishman, Beske and Neuhauser, respectively, for accrued dividend equivalents related to the dividends we paid to shareholders on our common stock on August 28, 2015 and November 27, 2015.

On April 26, 2016, Messrs. Wright and Fishman vested in 4,168 and 8,334 RSUs, respectively, which were initially awarded on April 27, 2011. Following vesting, on May 20, 2016, dividend equivalent payments of $2,501 and $5,000 were paid to Messrs. Wright and Fishman, respectively, for accrued dividend equivalents related to the dividends we paid to our shareholders on our common stock on August 28, 2015, November 27, 2015, and March 4, 2016.

(9)	Mr. Beske became an executive officer of our company on July 16, 2016. For Mr. Beske, compensation is not shown for fiscal years 2014 or 2015 because he was not a named executive officer in fiscal years 2014 or 2015.
(10)	Mr. Neuhauser retired from our company on October 31, 2016.

EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below contains, in compliance with the reporting requirements of the SEC, the compensation information for our named executive officers for the years ended December 31, 2016, 2015 and 2014. In accordance with SEC rules, the following table includes for a particular calendar year only those stock and option awards during that calendar year, rather than awards granted after year end, even if awarded for services in that calendar year. Therefore, the Compensation Committee and the Board view the Supplemental Compensation Table as a better reflection of their views on compensation related to 2016, 2015 and 2014 performance. The Summary Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards and unexercised stock options. The named executive officers may never realize the value of certain items included under the column headed “Total”, or the amounts realized may differ materially from the amount listed in the Summary Compensation Table and related footnotes. In addition, equity compensation is reported in several different tables in this report. For that reason, investors should take care to not “double count” equity awards.

Name and Principal Position	Year	Salary(1)	Bonus (2)	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)(6)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	2016	778,846	—	136,129	—	—	—	10,732	925,707
Chairman,	2015	750,000	202,500	646,405	—	—	—	15,000	1,613,905
President and Chief Executive Officer	2014	750,000	—	1,323,009	—	400,000	—	—	2,473,009
Bradley J. Wright	2016	411,442	—	136,129	—	—	—	166,414	713,986
Executive Vice	2015	375,000	102,500	473,354	—	—	—	5,000	955,854
President, Chief Financial Officer, Treasurer and Chief Administrative Officer	2014	375,000	—	750,042	—	280,000	—	—	1,405,042
Kenneth P. Slosser	2016	519,231	—	136,129	—	—	—	258,928	914,228
Executive Vice	2015	500,000	152,500	514,582	—	—	—	—	1,167,082
President and Head of Investment Banking	2014	486,154	—	1,168,346	—	400,000	—	—	2,054,500
Adam J. Fishman	2016	513,846	—	136,129	—	—	—	323,295	973,270
Executive Vice	2015	400,000	152,500	522,581	—	—	—	—	1,075,081
President and Head of Institutional Brokerage	2014	400,000	—	1,028,567	—	400,000	—	—	1,828,567
Gavin A. Beske(7)
Senior Vice President, General Counsel and Corporate Secretary	2016	363,462	—	54,454	—	—	—	24,917	442,833
James C. Neuhauser(8)	2016	444,231	—	54,454	—	—	—	254,782	753,467
Executive Vice	2015	500,000	77,500	375,310	—	—	—	—	952,810
President	2014	500,000	—	723,376	—	280,000	—	—	1,503,376

(1)	2016 was a payroll leap year, resulting in an additional base salary paycheck for all employees employed for the full year relative to our standard annual payroll schedule.
(2)	Amounts include cash portion of non-ICP bonus compensation attributable to the relevant performance year and a nominal award of 100 shares of Pacific Datavision stock valued at $2,500 was awarded on January 25, 2015 to approximately 125 employees that qualified as Accredited Investors, including our named executive officers.

(3)	The amounts in this column represent the aggregate grant date fair value of stock-based awards made during the calendar year without regard to the period to which the award corresponds computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of the restricted shares of common stock, PSUs, RSUs and stock options granted appears in Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
(4)	Amounts represent cash portion of 2014 ICP compensation attributable to the relevant performance year.
(5)	As disclosed in the 2012 proxy statement under the heading “Long-Term Equity Incentive Compensation,” our company granted awards under the 2012 Retention and Incentive Plan on February 8, 2012. As part of this program, Messrs. Wright, Fishman, Beske and Neuhauser were awarded interest in an asset pool of non-FBR securities established under the 2012 Retention and Incentive Plan. On February 8, 2016, the awards under the 2012 Retention and Incentive Plan vested and, consistent with the Plan, the vested Asset Pool awards were settled in cash, equivalent to the aggregate fair market value equal to the portion of the 2012 Asset Pool represented by such award. As such, cash payments were made on February 12, 2016 to our named executive officers as follows: $152,040 was paid to Mr. Wright, $233,903 was paid to Mr. Slosser, $292,385 was paid to Mr. Fishman, $23,291 was paid to Mr. Beske and $20,874 was paid to Mr. Neuhauser.
(6)	According to the terms of the award agreements, unvested RSUs are eligible for dividend equivalent payments, consistent with publicly declared dividends payable on shares of our common stock, payable following vesting of the RSUs. On February 5, 2016, Messrs. Hendrix, Wright, Slosser, Fishman and Neuhauser vested in 26,829, 4,878, 24,390, 17,073 and 14,024 RSUs, respectively, which were initially awarded on February 5, 2013. Additionally, on February 8, 2016, Messrs. Wright, Slosser, Fishman, Beske and Neuhauser vested in 24,829, 38,198, 47,747, 3,820 and 38,198 RSUs, respectively, which were awarded under the 2012 Retention and Incentive Plan, of which the initial grant date was February 8, 2012 and quarterly proportional reallocation of forfeited interests were awarded thereafter. Following vesting of aforementioned RSUs, on February 12, 2016, dividend equivalent payments of $10,732, $11,873, $25,020, $25,910, $1,526 and $20,874 were paid to Messrs. Hendrix, Wright, Slosser, Fishman, Beske and Neuhauser, respectively, for accrued dividend equivalents related to the dividends we paid to shareholders on our common stock on August 28, 2015 and November 27, 2015.

On April 26, 2016, Messrs. Wright and Fishman vested in 4,168 and 8,334 RSUs, respectively, which were initially awarded on April 27, 2011. Following vesting, on May 20, 2016, dividend equivalent payments of $2,501 and $5,000 were paid to Messrs. Wright and Fishman, respectively, for accrued dividend equivalents related to the dividends we paid to our shareholders on our common stock on August 28, 2015, November 27, 2015, and March 4, 2016.

(7)	Mr. Beske became an executive officer of our company on July 16, 2016. For Mr. Beske, compensation is not shown for fiscal years 2014 or 2015 because he was not a named executive officer in fiscal years 2014 or 2015.
(8)	Mr. Neuhauser retired from our company on October 31, 2016.

Grants of Plan-Based Awards Table for 2016

The following table presents information concerning each grant made to our named executive officers in our fiscal year ended December 31, 2016, under any equity or non-equity incentive plan. In accordance with SEC rules, the table does not include March 2017 awards.

	Grant Date		Date of Compensation Committee	Estimated Future Payouts under Non- Equity Incentive Plan Awards		Estimated Future Payouts under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares or Units	All Other Stock Awards: Number of Shares Underlying	Exercise or Base Price of Option	Closing Market Price on Date of	Grant Date
Name			Approval	Threshold		Threshold	Maximum	of Stock	Options	Awards	Grant	Fair Value (1)
				($)		(#)	(#)	(#)		($/sh)	($/sh)	($)
Richard J. Hendrix				1,080,000	(2)	—	—	—	—	—	—
	2/10/2016	(3)	2/9/2016	—		—	—	7,567			16.52	125,007
	4/1/2016	(4)	2/9/2016	—		—	—	393			17.93	7,046
	7/1/2016	(4)	2/9/2016	—		—	—	222			14.76	3,277
	10/3/2016	(4)	2/9/2016	—		—	—	60			13.32	799
Bradley J. Wright				1,080,000	(2)	—	—
	2/10/2016	(3)	2/9/2016	—		—	—	7,567			16.52	125,007
	4/1/2016	(4)	2/9/2016	—		—	—	393			17.93	7,046
	7/1/2016	(4)	2/9/2016	—		—	—	222			14.76	3,277
	10/3/2016	(4)	2/9/2016	—		—	—	60			13.32	799
Kenneth P. Slosser				1,080,000	(2)	—	—
	2/10/2016	(3)	2/9/2016	—		—	—	7,567			16.52	125,007
	4/1/2016	(4)	2/9/2016	—		—	—	393			17.93	7,046
	7/1/2016	(4)	2/9/2016	—		—	—	222			14.76	3,277
	10/3/2016	(4)	2/9/2016	—		—	—	60			13.32	799
Adam J. Fishman				1,080,000	(2)	—	—
	2/10/2016	(3)	2/9/2016	—		—	—	7,567			16.52	125,007
	4/1/2016	(4)	2/9/2016	—		—	—	393			17.93	7,046
	7/1/2016	(4)	2/9/2016	—		—	—	222			14.76	3,277
	10/3/2016	(4)	2/9/2016	—		—	—	60			13.32	799
Gavin A. Beske				—		—	—
	2/10/2016	(3)		—		—	—	3,027			16.52	50,006
	4/1/2016	(4)		—		—	—	157			17.93	2,815
	7/1/2016	(4)		—		—	—	89			14.76	1,314
	10/3/2016	(4)	2/9/2016	—		—	—	24			13.32	320
James C. Neuhauser				1,080,000	(2)	—	—
	2/10/2016	(3)	2/9/2016	—		—	—	3,027			16.52	50,006
	4/1/2016	(4)	2/9/2016	—		—	—	157			17.93	2,815
	7/1/2016	(4)	2/9/2016	—		—	—	89			14.76	1,314
	10/3/2016	(4)	2/9/2016	—		—	—	24			13.32	320

(1)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.
(2)

As disclosed above under the heading “Elements of 2016 Compensation — Performance-Based Annual Incentive Compensation,” the Compensation Committee approved the ICP for our named executive officers, under which our named executive officers and one other executive would have been eligible to share in the ICP pool in the event the requisite performance goal had been met. Under the ICP, a net revenue level of at least $120 million would have to be achieved, upon which an ICP pool of 6% of net revenue beginning with the first dollar of revenue earned would fund, with any individual executive award not to exceed 3% of net revenue. Historically, our Compensation Committee has always exercised negative discretion and reduced the amount of the ICP pool paid out to our named executive officers from its fully funded level. As described above, the ICP did not fund for 2016. However, for purposes of this table, it is assumed that 2016 revenue totaled $120 million, resulting in a 6% ICP pool of $7,200,000, divided equally among our five named executive officers as of the date the ICP was adopted. Mr. Beske was not a named executive officer as of the date of ICP adoption. Furthermore, it is assumed for purposes of this table that each award was comprised of a 75% cash payment of $1,050,000 and 25% mandatory equity component consisting of RSUs valued at $360,000. Because ICP equity awards for 2016 would have been granted on March 8,

2017, those values are not included in the table above. However, based on the closing price of our common stock on March 8, 2017 of $17.55, the date such awards would have been granted, 20,513 RSUs would have been awarded to each of our named executive officers, excluding Mr. Beske, based on assumed ICP equity awards with grant date fair value of $360,000.
(3)	On February 10, 2016, we granted Messrs. Hendrix, Wright, Slosser, Fishman, Beske and Neuhauser RSU awards under the 2016 Retention and Incentive Plan, scheduled to vest on the fourth anniversary of the date of grant, subject to continued employment with our company. Messrs. Hendrix, Wright, Slosser and Fishman were each awarded 7,567 RSUs. Messrs. Beske and Neuhauser were each awarded 3,027 RSUs. Each RSU awarded represents the right to receive one share of our common stock. As Mr. Beske was not a named executive officer on February 10, 2016, the date of grant, his award of RSUs did not require approval by our Compensation Committee.
(4)	Under the 2016 Retention and Incentive Plan, the number of participants and the aggregate award pool was fixed at the outset of the plan. Therefore, any forfeiture of awards by participants who ceased to be employed by our company resulted in the remaining participants being entitled to a proportionally larger share of the award pool assuming that they remain employed through the vesting date of the plan. As such, Messrs. Hendrix, Wright, Slosser, Fishman, Beske and Neuhauser received quarterly proportional reallocation of forfeited interests. On April 1, 2016, Messrs. Hendrix, Wright, Slosser and Fishman were each allocated forfeited interests of 393 RSUs, and Messrs. Beske and Neuhauser were each allocated forfeited interests of 157 RSUs. On July 1, 2016, Messrs. Hendrix, Wright, Slosser and Fishman were each allocated forfeited interests of 222 RSUs, and Messrs. Beske and Neuhauser were each allocated forfeited interests of 89 RSUs. On October 3, 2016, Messrs. Hendrix, Wright, Slosser and Fishman were each allocated forfeited interests of 60 RSUs, and Messrs. Beske and Neuhauser were each allocated forfeited interests of 24 RSUs.

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

If Mr. Hendrix’s employment is terminated by us without Cause or he resigns for Good Reason, he will be entitled to receive: (i) any annual salary and other benefits actually earned and accrued under the agreement prior to the date of termination, plus any annual incentive amount earned but not yet paid under any bonus plan in which Mr. Hendrix participated for our completed fiscal year prior to the date of termination; (ii) reimbursement of expenses incurred prior to the date of termination; (iii) a pro rata actual annual incentive payment in respect of our fiscal year in which the date of termination occurs; (iv) all vested rights and benefits under any retirement or other benefit plan or program; (v) a cash payment equal to two (2) times the average total annual salary and incentive amount earned by and paid to Mr. Hendrix with respect to our three completed fiscal years preceding the date of termination; provided that such lump-sum amount will not be less than $3.5 million nor more than $5 million unless such termination occurs within two years following a “Change in Control” as defined in our 2006 LTIP, in which case such minimum and maximum shall not apply; (vi) immediate vesting of all unvested incentive equity or equity-based awards held by Mr. Hendrix, including any performance-based cash or equity-based awards that are not intended to qualify as “performance based compensation” under Section 162(m) of the Code; provided, however, that unvested incentive equity or equity-based awards that are intended to qualify as “performance based compensation” under Section 162(m) of the Code shall vest and be earned only upon achievement of the applicable performance goals or objectives (but disregarding any requirement for Mr. Hendrix’s continued employment); and (vii) for a period of three years after termination of employment, continuing coverage of Mr. Hendrix and his qualified beneficiaries under our group health plans that Mr. Hendrix and his beneficiaries would have received under the agreement in the absence of termination, provided that we are in no event required to provide such coverage to Mr. Hendrix or a qualified beneficiary after such time as Mr. Hendrix or the beneficiary, as applicable, is no longer eligible to receive continued coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA). For the portion of such three-year period after Mr. Hendrix or a beneficiary is no longer eligible to elect continuing coverage under our group health plans under COBRA, we will reimburse the health insurance premiums incurred by Mr. Hendrix under a private health insurance plan that provides substantially similar benefits for Mr. Hendrix and his beneficiaries and is reasonably acceptable to us, provided that we are in no event required to provide or reimburse the cost of any benefits otherwise required by this clause after such time as Mr. Hendrix or the beneficiary, as applicable, becomes entitled to receive benefits of the same type from another employer.

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

Outstanding Equity Awards At 2016 Fiscal Year-End

The following table sets forth information concerning equity awards of our named executive officers that were outstanding at December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
	(#) (Exercisable)	(#) (Unexercisable)	(#)	($)		(#)	($)	(#)	($)
Richard J. Hendrix(2)	125,000	—	—	11.80	2/24/2019	40,071	520,923	23,026	299,338
	62,500	—	—	21.72	2/9/2020
Bradley J. Wright(3)	12,500	—	—	14.40	4/27/2018	21,652	281,476	16,118	209,534
Kenneth P. Slosser(4)	—	—	—			39,234	510,042	16,118	209,534
Adam J. Fishman(5)	25,000	—	—	14.40	4/27/2018	32,540	423,020	16,118	209,534
Gavin A. Beske(6)	—	—	—			8,749	113,737	9,211	119,743
James C. Neuhauser(7)	—	—	—			15,502	201,526	7,034	89,232

(1)	The market value of RSUs that have not vested as of December 31, 2016 was calculated based on $13.00 per share, the closing price of our company’s common stock on December 30, 2016, the last trading day of the year.
(2)	On February 24, 2009, Mr. Hendrix was granted options to purchase 125,000 shares of our common stock under the 2006 LTIP. The options have an exercise price of $11.80 per share, which was equivalent to the closing price of our common stock on February 23, 2009, the day preceding the date of grant, vested in four equal annual installments on the first four anniversaries of the date of grant and will expire on the tenth anniversary of the date of grant. Mr. Hendrix exercised 30,000 of these options on March 30, 2017, and exercised 30,000 of these options on April 20, 2017.

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

Unvested RSUs held by Mr. Hendrix at December 31, 2016 vest as follows: 27,615 RSUs vested in full on February 4, 2017, 4,214 RSUs will vest in full on February 10, 2018, and 8,242 RSUs will vest in full on February 10, 2020.

Unvested PSUs held by Mr. Hendrix at December 31, 2016 vest as follows: Based on financial performance through December 31, 2016, PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee following the filing of our Annual Report on Form 10-K for the 2016 fiscal year. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable. 23,026 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Status of PSU Awards.”

(3)	On April 27, 2011, Mr. Wright was awarded options to purchase 12,500 shares of our common stock under the 2006 LTIP, as a one-time grant for incentive and retention purposes, approved by the Compensation Committee to closer align Mr. Wright’s equity ownership levels to other named executive officers. The options have an exercise price of $14.40, which was equivalent to the closing price of our common stock on April 26, 2011, the day preceding the date of grant, vested in full on the third anniversary of the date of grant, and will expire on the seventh anniversary of the date of grant. Mr. Wright fully exercised these options on March 28, 2017.

Unvested RSUs held by Mr. Wright at December 31, 2016 vest as follows: 10,460 RSUs vested in full on February 4, 2017, 2,950 RSUs will vest in full on February 10, 2018, and 8,242 RSUs will vest in full on February 10, 2020.

Unvested PSUs held by Mr. Wright as of December 31, 2016 vest as follows: Based on financial performance through December 31, 2016, PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee following the filing of our Annual Report on Form 10-K for the 2016 fiscal year. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable. 16,118 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Status of PSU Awards.”

(4)	Unvested RSUs held by Mr. Slosser at December 31, 2016 vest as follows: 26,778 RSUs vested in full on February 4, 2017, 4,214 RSUs will vest in full on February 10, 2018, and 8,242 will vest in full on February 10, 2020.

Unvested PSUs held by Mr. Slosser as of December 31, 2016 vest as follows: Based on financial performance through December 31, 2016, PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee following the filing of our Annual Report on Form 10-K for the 2016 fiscal year. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable. 16,118 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Status of PSU Awards.”

(5)	On April 27, 2011, Mr. Fishman was awarded options to purchase 25,000 shares of our common stock under the 2006 LTIP as a one-time grant for incentive and retention purposes, approved by the Compensation Committee to closer align Mr. Fishman’s equity ownership levels to other named executive officers. The options have an exercise price of $14.40, which was equivalent to the closing price of our common stock on April 26, 2011, the day preceding the date of grant, vested in full on the third anniversary of the date of grant, and will expire on the seventh anniversary of the date of grant. Mr. Fishman fully exercised these options on April 17, 2017.

Unvested RSUs held by Mr. Fishman at December 31, 2016 vest as follows: 20,084 RSUs vested in full on February 4, 2017, 4,214 RSUs will vest in full on February 10, 2018, and 8,242 will vest in full on February 10, 2020.

Unvested PSUs held by Mr. Fishman as of December 31, 2016 vest as follows: Based on financial performance through December 31, 2016, PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee following the filing of our Annual Report on Form 10-K for the 2016 fiscal year. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable. 16,118 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Status of PSU Awards.”

(6)	Unvested RSUs held by Mr. Beske at December 31, 2016 vest as follows: 3,766 RSUs vested in full on February 4, 2017, 1,686 RSUs will vest in full on February 10, 2018, and 3,297 RSUs will vest in full on February 10, 2020.

Unvested PSUs held by Mr. Beske as of December 31, 2016 vest as follows: Based on financial performance through December 31, 2016, PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee following the filing of our Annual Report on Form 10-K for the 2016 fiscal year. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable. 9,211 PSUs are expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Status of PSU Awards.”

(7)	Unvested RSUs held by Mr. Neuhauser at December 31, 2016 vest as follows: 12,552 RSUs vested in full on February 4, 2017 and 2,950 RSUs will vest in full on February 10, 2018.

Unvested PSUs held by Mr. Neuhauser as of December 31, 2016 vest as follows: Based on financial performance through December 31, 2016, PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee following the filing of our Annual Report on Form 10-K for the 2016 fiscal year. Although SEC rules require minimum reporting in this table of the 50% threshold level for outstanding PSUs at fiscal year-end, actual performance as of fiscal year-end indicates that achievement of the applicable performance goals is improbable. According to the terms of the Performance Share Unit Program, a pro-rata portion of PSUs vest in the event of retirement. Given Mr. Neuhauser’s retirement from our company on October 31, 2016, 7,034 of 11,513 PSUs would be expected to vest on December 31, 2017 contingent on 50% achievement of performance goals related to the compound annual growth rate of our company’s tangible book value between January 1, 2015 and December 31, 2017, as described above under the heading “Long-Term Equity Incentive Compensation — Status of PSU Awards.”

Option Exercises and Stock Vested

The following table provides information on the value realized by each of our named executive officers as a result of the exercise of stock options and vesting of RSUs during 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Richard J. Hendrix(1)	—	—	70,109	1,252,845
Bradley J. Wright(2)	3,000	480	69,830	1,231,532
Kenneth P. Slosser(3)	—	—	98,543	1,697,683
Adam J. Fishman(4)	10,000	1,600	109,109	1,884,335
Gavin A. Beske(5)	—	—	27,126	496,147
James C. Neuhauser(6)	—	—	82,851	1,425,815

(1)	RSUs/PSUs of Mr. Hendrix vested in 2016 as follows: 26,829 RSUs vested on February 5, 2016. The market price of our common stock on that date closed at $16.66. 43,280 PSUs vested on May 5, 2016. The market price of our common stock on that date closed at $18.62.
(2)	On April 8, 2016, Mr. Wright exercised 3,000 stock options with an exercise price of $18.28. The market price of our common stock on that date closed at $18.44.

RSUs/PSUs of Mr. Wright vested in 2016 as follows: 4,878 RSUs vested on February 5, 2016. The market price of our common stock on that date closed at $16.66. 24,829 RSUs vested on February 8, 2016. The market price of our common stock on that date closed at $16.28. 4,168 RSUs vested on April 27, 2016. The market price of our common stock on that date closed at $18.37. 35,955 PSUs vested on May 5, 2016. The market price of our common stock on that date closed at $18.62.

(3)	RSUs/PSUs of Mr. Slosser vested in 2016 as follows: 24,390 RSUs vested on February 5, 2016. The market price of our common stock on that date closed at $16.66. 38,198 RSUs vested on February 8, 2016. The market price of our common stock on that date closed at $16.28. 35,955 PSUs vested on May 5, 2016. The market price of our common stock on that date closed at $18.62.
(4)	On April 8, 2016, Mr. Fishman exercised 10,000 stock options with an exercise price of $18.28. The market price of our common stock on that date closed at $18.44.

RSUs/PSUs of Mr. Fishman vested in 2016 as follows: 17,073 RSUs vested on February 5, 2016. The market price of our common stock on that date closed at $16.66. 47,747 RSUs vested on February 8, 2016. The market price of our common stock on that date closed at $16.28. 8,334 RSUs vested on April 27, 2016. The market price of our common stock on that date closed at $18.37. 35,955 PSUs vested on May 5, 2016. The market price of our common stock on that date closed at $18.62.

(5)	RSUs/PSUs of Mr. Beske vested in 2016 as follows: 3,820 RSUs vested on February 8, 2016. The market price of our common stock on that date closed at $16.28. 23,306 PSUs vested on May 5, 2016. The market price of our common stock on that date closed at $18.62.

(6)	RSUs/PSUs of Mr. Neuhauser vested in 2016 as follows: 14,024 RSUs vested on February 5, 2016. The market price of our common stock on that date closed at $16.66. 38,198 RSUs vested on February 8, 2016. The market price of our common stock on that date closed at $16.28. 30,629 PSUs vested on May 5, 2016. The market price of our common stock on that date closed at $18.62.

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

The following tables represent the payments and benefits due to our named executive officers under the 2006 LTIP and Mr. Hendrix’s employment agreement in the event that a termination of employment or change in control had occurred on December 31, 2016. As Mr. Neuhauser retired from our company as of October 31, 2016, he is not due any payments or benefits upon termination or change in control as of December 31, 2016, and thus is not included in the tables below. For further information on the terms of Mr. Hendrix’s employment agreement, see “Executive Compensation — Employment Agreement With Our Chief Executive Officer” above and also the actual employment agreement, which we filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 16, 2015.

Payments Due Upon Termination Without Cause or Resignation for Good Reason

Name	Cash Payment (1)	Stock Awards (2)(3)	Performance Share Unit Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Benefits (4)	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	4,333,333	520,923	299,338	—	—	—	88,506	5,242,100
Bradley J. Wright	—	—	209,534	—	—	—	—	209,534
Kenneth P. Slosser	—	—	209,534	—	—	—	—	209,534
Adam J. Fishman	—	—	209,534	—	—	—	—	209,534
Gavin A. Beske	—	—	119,743	—	—	—	—	119,743

(1)	In the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, Mr. Hendrix is entitled to receive a cash payment equal to two times the average total annual salary and performance bonus earned by and paid to Mr. Hendrix with respect to our three completed fiscal years preceding the date of termination, which shall be no less than $3.5 million and no more than $5 million. Such amount is to be paid in equal installments during the twelve (12)-month period following the date of termination in accordance with the regular payroll practices for the executive officers of our company, with the first payment to be made on the first payroll date immediately following the sixty-first (61st) day after the date of termination (with accrued and unpaid installments from the date of termination to be paid on the payroll date on which the first installment is paid) and the last installment to be paid on the payroll date on or immediately following the date that is twelve (12) months after the date of termination.

In addition, in the event of a termination of Mr. Hendrix’s services to us without cause or a resignation of Mr. Hendrix for good reason, the unpaid portion of any earned and accrued, but not yet paid, annual salary shall be paid to Mr. Hendrix in a lump sum within thirty days of the date of termination of his employment.

In the event of termination without cause or resignation for good reason as of December 31, 2016, Messrs. Wright, Slosser, Fishman and Beske would receive the unpaid portion of earned and accrued, but not yet paid, annual salary. As Mr. Neuhauser retired from our company as of October 31, 2016, no earned salary remained unpaid as of December 31, 2016.

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

Actual performance as of fiscal year-end indicates that achievement of the applicable performance criteria is improbable and thus it is likely that the PSUs scheduled to vest on December 31, 2017 will be forfeited. Following filing of our Annual Report on Form 10-K for the 2016 fiscal year, the PSUs scheduled to vest on December 31, 2016 were fully forfeited upon certification of performance criteria by the Compensation Committee, and thus are not included in this table.

It is assumed, however, for purposes of this table that the performance criteria under the Performance Share Unit Program are achieved at the 50% level for the 2015 PSU awards by the end of the respective performance period, as estimated above in the table of Outstanding Equity Awards at 2016 Fiscal Year-End. Amounts would be payable at the end of the applicable performance period.

The value of all RSUs that have time-based forfeiture provisions that would lapse is based on the number of shares multiplied by $13.00 per share, the closing price of our common stock on December 30, 2016, the last trading day of the year.

(4)	In the event of a termination of Mr. Hendrix’s services by us without cause or a resignation of Mr. Hendrix for good reason, our company shall, for three years, provide Mr. Hendrix and his qualified beneficiaries health plan coverage through our group health plans while Mr. Hendrix is eligible under COBRA or shall reimburse Mr. Hendrix for premiums he incurs under a substantially similar private health insurance plan thereafter. For the purposes of this table, we assume that the cost of the health plan coverage is the same as the average per-employee amount we pay to provide our employees health care coverage in 2017, with an annual cost increase trend of 10%, as projected by our external healthcare benefits advisor.

Payments Due Upon Termination Without Cause Due to A Reduction in Workforce

Name	Cash Payment		Stock Awards(1)(2)	Performance Share Unit Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Benefits(1)	Total
	($)		($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	4,333,333	(1)	520,923	299,338	—	—	30,485	88,506	5,242,100
Bradley J. Wright	—		179,244	209,534	—	—	30,485	—	419,263
Kenneth P. Slosser	—		395,148	209,534	—	—	30,485	—	635,167
Adam J. Fishman	—		310,817	209,534	—	—	30,485	—	550,836
Gavin A. Beske	—		70,577	119,743	—	—	12,194	—	202,514

(1)	Our 2006 LTIP specifically contemplates a termination without cause due to a reduction in workforce, whereas Mr. Hendrix’s employment agreement contemplates a termination without cause more broadly. This table includes the same information for Mr. Hendrix as the table above entitled “Payments Due Upon Termination Without Cause or Resignation for Good Reason.” Please refer to the footnotes of that table for details of payments to Mr. Hendrix that would have been made if he had been terminated without cause due to a reduction in workforce on December 31, 2016.
(2)	In the event of a termination without cause due to a reduction in workforce, and pursuant to our 2006 LTIP, our named executive officers’ unvested options shall be forfeited, RSUs subject to cliff vesting or annual pro rata vesting provisions shall vest pro rata and remaining unvested RSUs shall be forfeited, and all performance awards (as defined in the 2006 LTIP) shall be payable pro rata at the end of the applicable performance period and only if the associated performance goals are achieved. According to the terms of Mr. Hendrix’s employment agreement and his award agreements under the Performance Share Unit Program, upon a termination without cause due to a reduction in force, Mr. Hendrix’s PSUs shall be payable in full at the end of the applicable performance period if the associated performance goals are achieved.

It is assumed for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at the 50% level for the 2015 PSU awards by the end of the respective performance period, as estimated above in the table of Outstanding Equity Awards at 2016 Fiscal Year-End. Amounts would be payable at the end of the applicable performance period.

The value of unvested RSUs is based on the number of RSUs that would vest in the event of a termination without cause due to a reduction in workforce multiplied by $13.00, which was the closing price of our common stock on December 30, 2016, the last trading day of the year.

(3)	In the event of a termination without cause due to a reduction in workforce, our named executive officers’ interests in the asset pool of non-FBR securities under the 2016 Retention and Incentive Plan shall vest pro rata.

Payments Due Upon Termination Due to Death or Disability

Name	Cash Payment	Stock Awards(1)	Performance Share Unit Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Benefits	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	—	520,923	299,338	—	—	136,946	—	957,207
Bradley J. Wright	—	281,476	209,534	—	—	136,946	—	627,956
Kenneth P. Slosser	—	510,042	209,534	—	—	136,946	—	856,522
Adam J. Fishman	—	423,020	209,534	—	—	136,946	—	769,500
Gavin A. Beske	—	113,737	119,743	—	—	54,778	—	288,258

(1)	In the event of a termination of Mr. Hendrix’s services to us due to his death or disability, and pursuant to his employment agreement with us, all unvested incentive equity and equity-based awards shall immediately vest and any time-based forfeiture restrictions shall immediately lapse; provided, however, that unvested equity-based awards that are intended to qualify as “performance based compensation” under Section 162(m) of the Code shall vest and be earned only upon achievement of the applicable performance goals.

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

It is assumed for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at the 50% level for the 2015 PSU awards by the end of the performance period, as estimated above in the table of Outstanding Equity Awards at 2016 Fiscal Year-End. Amounts would be payable at the end of the applicable performance period.

The value of unvested RSUs is based on the number of RSUs that would vest in the event of a termination due to death or disability multiplied by $13.00, which was the closing price of our common stock on December 30, 2016, the last trading day of the year.

For purposes of this table, we assume that each named executive officer died or became disabled on December 31, 2016.

(2)	Amounts represent the interests held as of December 31, 2016 in the asset pool of non-FBR securities under the 2016 Retention and Incentive Plan.

Payments Due Upon Termination Following Change in Control

Name	Cash Payment	Stock Awards (1)	Performance Share Unit Awards (1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Benefits	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Hendrix	—	107,146	659,971	—	—	136,946	—	904,063
Bradley J. Wright	—	107,146	452,959	—	—	136,946	—	697,051
Kenneth P. Slosser	—	107,146	452,959	—	—	136,946	—	697,051
Adam J. Fishman	—	107,146	452,959	—	—	136,946	—	697,051
Gavin A. Beske	—	42,861	273,013	—	—	54,778	—	370,652

(1)	The value of unvested RSUs is based on the number of RSUs that would vest upon a change in control multiplied by $13.00, which was the closing price of our common stock on December 30, 2016, the last trading day of the year.

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

Certain award agreements for our named executive officers state that the Compensation Committee shall determine the impact of a change in control, including whether RSUs and options will vest and become free of restrictions and deferral limitations or will be assumed or substituted for by the successor company. For purposes of this table, it is assumed the Compensation Committee determined that the RSUs and options subject only to this provision of the 2006 LTIP were assumed or substituted for by the successor company.

According to the terms of our 2016 Retention and Incentive Plan, upon termination within two years following a Change in Control, awards under this program, including RSUs and interests in the pool of non-FBR securities, shall vest in full.

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

It is assumed for purposes of this table that the performance goals under the Performance Share Unit Program are achieved at 50% level for the 2014 and 2015 PSU awards by the end of the respective performance period. Amounts would be payable at the end of the applicable original performance period.

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

Compensation Committee Interlocks and Insider Participation

During our last completed fiscal year, Dr. Aggarwal, Ms. Leopold Tilley, and Messrs. Hynes, Patterson, Reimers and Strome served on the Compensation Committee. None of these directors served, during our last fiscal year or in any prior year, as one of our officers or employees, except Mr. Strome, who was an employee of our company from 2001 to 2006. None of our executive officers served on the compensation committee or board of directors of any company that employed any member of the Board of Directors (including the Compensation Committee).

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

Mr. Hendrix did not receive any separate or additional compensation in 2016 for his service as a member of our Board of Directors. See our “Compensation Discussion and Analysis” beginning on page 6 and our executive compensation tables beginning on page 17 for a description of Mr. Hendrix’s 2015 compensation.

The annual compensation period for non-employee directors is the year between annual meetings of our shareholders. Options, RS or RSUs are granted annually at the time of the annual meeting. We pay the cash portion of the annual retainer in equal quarterly payments in arrears.

In 2016, each non-employee director earned (i) a pro rata amount of the cash portion of his or her 2015-2016 annual retainer, if any, and (ii) a pro rata amount of the cash portion of his or her 2016-2017 annual retainer, if any. On June 17, 2016, each then non-employee director became entitled to receive his or her 2016-2017 annual retainer, as follows: Dr. Aggarwal, one-half of her 2016-2017 annual retainer in RS granted on June 17, 2016, and one-half in cash payable as set forth above; Mr. Hynes, one-half of his 2016-2017 annual retainer in RS granted on June 17, 2016, and one-half in cash payable as set forth above; Mr. Kraemer, one-half of his 2016-2017 annual retainer in RSUs granted on June 17, 2016, and one-half in cash payable as set forth above; Ms. Leopold Tilley, one-half of her 2016-2017 annual retainer in RS granted on June 17, 2016, and one-half in cash payable as set forth above; Mr. Patterson, one-half of his 2016-2017 annual retainer in RS granted on June 17, 2016, and one-half in cash payable as set forth above; Mr. Reimers, one-half of his 2016-2017 annual retainer in RS granted on June 17, 2016, and one-half in cash payable as set forth above; and Mr. Strome, one-half of his 2016-2017 annual retainer in RSUs granted on June 17, 2016, and one-half in cash payable as set forth above. Accordingly, on June 17, 2016, Dr. Aggarwal was granted 4,208 RS and was scheduled to be paid $67,500 in cash, Mr. Hynes was granted 4,208 RS and was scheduled to be paid $67,500 in cash, Mr. Kraemer was granted 4,988 RSUs and was scheduled to be paid $80,000 in cash, Ms. Patterson was granted 4,208 RS and was scheduled to be paid $67,500 in cash, Mr. Reimers was granted 5,767 RS and was scheduled to be paid $92,500 in cash and Mr. Strome was granted 4,208 RSUs and was scheduled to be paid $67,500 in cash. Upon her election to the Board of Directors on February 10, 2016, Ms. Leopold Tilley was awarded a grant of 2,500 RS as a new director grant, and elected to receive one-half of the pro rata portion of her 2015-2016 annual retainer in cash, and one-half in options. Accordingly Ms. Leopold Tilley was granted 9,800 options, an aggregate of 6,708 RS and was scheduled to receive $45,000 in cash payable as set forth above.

The unvested RSUs granted to Messrs. Kraemer and Strome each represent the right to receive one share of common stock, which right will vest in full on June 17, 2017 (“vested RSUs”). Vested RSUs are settled in shares of our company’s common stock one year from the date the director ceases to be a director. The RS granted to Dr. Aggarwal and Messrs. Hynes, Patterson and Reimers are outstanding shares of common stock that will vest on June 17, 2017. The options granted to Ms. Leopold Tilley are options to purchase shares of common stock that vested and became exercisable on February 10, 2017. In each case, vesting of the applicable equity compensation award is subject to the applicable non-employee director’s continued service on the board through the one-year anniversary of the date of grant. The number of shares subject to the RSUs granted to Messrs. Kraemer and Strome, and the number of RS granted to Dr. Aggarwal and Messrs. Hynes and Reimers, was determined using the closing price of our company’s stock on the close of trading at June 17, 2016. The number of options granted to Ms. Leopold Tilley was determined using the Black-Scholes option pricing model using the closing price of FBR common stock as of February 10, 2016, the date of grant.

For information on the valuation of RS, RSUs and options, please refer to Note 11 in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

We do not pay our non-employee directors per meeting-attendance fees. We reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees and corporate events that directors may be asked to attend.

Non-Employee Director Compensation Table for 2016

The following table contains compensation information for our non-employee directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock/ Restricted Stock Unit Awards ($)(2)(3)(4)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Reena Aggarwal(4)	67,500	67,496	—	2,880	137,876
Thomas J. Hynes, Jr.(4)(6)	16,875	67,496	—	4,078	88,449
Richard A. Kraemer(4)	80,000	80,008	—	—	160,008
Allison M. Leopold Tilley(4)(7)	45,000	108,796	28,125	3,683	185,604
Mark R. Patterson(4)	67,500	67,496	—	4,687	139,683
Arthur J. Reimers(4)(8)	23,125	92,503	—	5,588	121,216
William F. Strome(4)	67,500	67,496	—	—	134,996

(1)	Includes the cash portion, if any, of each director’s (i) 2015-2016 annual retainer for the time between January 1, 2016 and the 2016 annual meeting of our shareholders and (ii) 2016-2017 annual retainer for the time between the 2016 annual meeting of our shareholders and December 31, 2016.
(2)	Includes the aggregate grant date fair value of the portion of the 2016-2017 annual retainer that each non-employee director elected to receive in RS or RSUs.
(3)	Amounts relating to stock-based awards represent the aggregate grant date fair value of the stock-based award computed in accordance with FASB ASC Topic 718. The discussion of the assumptions used for purposes of the valuation of RS and RSUs granted for fiscal year 2016 appears in Note 11 in the notes to our consolidated financial statements included in our 2016 Annual Report on Form 10-K.
(4)	The number of shares of RS that have been awarded and are outstanding under the 2006 LTIP to our non-employee directors includes: Dr. Aggarwal — 4,208 shares of RS, Mr. Hynes — 4,208 shares of RS, Ms. Leopold Tilley — 4,208 shares of RS, Mr. Patterson — 4,208 shares of RS, and Mr. Reimers — 5,767 shares of RS. The number of RSUs that have been awarded and are outstanding under the 2006 LTIP to our non-employee directors includes: Dr. Aggarwal — 2,500 RSUs, Mr. Hynes — 17,538 RSUs, Mr. Kraemer — 29,622 RSUs, and Mr. Strome — 11,659 RSUs. The number of options that have been awarded and are outstanding under the 2006 LTIP to our non-employee directors includes: Mr. Hynes — 5,470 options, Mr. Kraemer — 9,529 options, Ms. Leopold Tilley — 9,800 options and Mr. Reimers — 10,941 options.
(5)	Includes dividend payments on RS that were unvested during 2016.
(6)	Mr. Hynes elected to receive 100% equity compensation for his 2015-2016 annual retainer, all of which was granted in June 2015. Cash compensation received in 2016 was for the cash compensation portion of his 2016-2017 annual retainer.
(7)	Ms. Leopold Tilley was elected to the Board of Directors in February 2016 and received a new director grant of 2,500 RS. At that time, Ms. Leopold Tilley elected to receive 50% equity compensation in the form of options for her 2015 – 2016 prorated annual retainer.
(8)	Mr. Reimers elected to receive 100% equity compensation for his 2015-2016 annual retainer, all of which was granted in June 2015. Cash compensation received in 2016 was for the cash compensation portion of his 2016-2017 annual retainer.

COMPENSATION COMMITTEE REPORT

The following report is submitted by the Compensation Committee of the Board of Directors of FBR & Co. (the “Company”), which is composed of six independent directors, Messrs. Reimers, Hynes, Patterson, and Strome and Dr. Aggarwal and Ms. Leopold Tilley. The Board of Directors has concluded that each member of the Compensation Committee is independent, and that during 2016 each member of the Compensation Committee was independent, in each case according to the independence standards set forth in the NASDAQ listing standards and our company’s Corporate Governance Guidelines.

The Compensation Committee oversees our company’s compensation program on behalf of the Board of Directors. During 2016, the Compensation Committee met eight (8) times. In fulfilling its oversight duties, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this report.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in the proxy statement and the Annual Report on Form 10-K for our fiscal year ended December 31, 2016. The report of the Compensation Committee set forth in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this report by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that our company specifically incorporates this information by reference.

Respectfully submitted,

Arthur J. Reimers, Chairman
Reena Aggarwal
Thomas J. Hynes, Jr.
Allison M. Leopold Tilley
Mark R. Patterson
William F. Strome

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Management

The following table shows the number of shares of our common stock known by us to be beneficially owned at April 20, 2017, by each director, each nominee for director, each named executive officer and all directors and executive officers as a group.

For purposes of the table below, beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless indicated otherwise in the footnotes to the table below, each individual has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person.

	FBR & Co.
	Common Stock
Name of Beneficial Owners	Shares Beneficially Owned		Percent of Class(1)
	(#)
Richard J. Hendrix	410,328	(2)	5.7%
Bradley J. Wright	67,647		1.0%
Gavin A. Beske	25,692		*
Adam J. Fishman	147,566		2.1%
Kenneth P. Slosser	116,307		1.6%
Reena Aggarwal	24,748	(3)(9)	*
Thomas J. Hynes, Jr.	21,215	(4)(9)	*
Richard A. Kraemer	18,648	(5)(9)	*
Allison M. Leopold Tilley	16,508	(6)	*
Mark R. Patterson	229,250	(7)	3.2%
Arthur J. Reimers	99,435	(8)	1.4%
William F. Strome	6,989	(9)	*
All executive officers and directors of FBR as a group(13 persons)	1,191,902		16.4%

*	Less than 1%.

(1)	Based on 7,099,114 shares of our company’s common stock outstanding as of April 20, 2017. Shares of our company’s common stock subject to options and currently exercisable, or exercisable within 60 days of April 20, 2017, are deemed outstanding for computing the percentage of the class owned by the person holding such options but are not deemed outstanding for computing the percentage of the class owned by any other person. Shares of our company’s RSUs that entitle holders to receive unrestricted shares of common stock within 60 days of April 20, 2017 are deemed outstanding for computing the percentage of the class owned by the person holding such RSUs but are not deemed outstanding for computing the percentage of the class owned by any other person.
(2)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hendrix includes 157,500 shares of our common stock issuable to Mr. Hendrix upon exercise of options that are currently exercisable or exercisable within 60 days of April 20, 2017.
(3)	The number of shares of our company’s common stock shown as beneficially owned by Dr. Aggarwal includes 4,208 shares of RS.
(4)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hynes includes 5,470 shares of our common stock issuable to Mr. Hynes upon exercise of options that are currently exercisable or exercisable within 60 days of April 20, 2017 and 4,208 shares of RS.
(5)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Kraemer includes 9,529 shares of our common stock issuable to Mr. Kraemer upon exercise of options that are currently exercisable or exercisable within 60 days of April 20, 2017.
(6)	The number of shares of our company’s common stock shown as beneficially owned by Ms. Leopold Tilley includes 9,800 shares of our common stock issuable to Ms. Leopold Tilley upon exercise of options that are currently exercisable or exercisable within 60 days of April 20, 2017 and 4,208 share of RS.
(7)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Patterson includes 4,208 shares of RS.
(8)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Reimers includes 10,941 shares of our common stock issuable to Mr. Reimers upon exercise of options that are currently exercisable or exercisable within 60 days of April 20, 2017 and 5,767 share of RS.
(9)	The number of shares of common stock beneficially owned by each of our non-employee directors and director nominees does not include the non-employee director RSUs that have been awarded under the 2006 LTIP, in the following amounts: Dr. Aggarwal – 2,500 RSUs, Mr. Hynes — 17,538 RSUs, Mr. Kraemer — 29,622 RSUs, and Mr. Strome — 11,659 RSUs.

Security Ownership of Certain Beneficial Owners

The following table shows the number of shares of our common stock beneficially owned by any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), other than members of management (who are included in the table above), who is known by us to be the beneficial owner of more than five % of our voting securities.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned		Percent of Class(1)
NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, California 90067	Common Stock	645,278	(2)	9.1%
Boston Partners One Beacon Street Boston, Massachusetts 02108	Common Stock	641,647	(3)	9.0%
Standard General L.P. and associated persons 767 Fifth Avenue, 12th Floor New York, New York 10153	Common Stock	496,383	(4)	7.0%
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	Common Stock	485,752	(5)	6.8%
Richard J. Hendrix 1300 North Seventeenth Street Arlington, Virginia 22209	Common Stock	410,328	(6)	5.7%

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned		Percent of Class(1)
PEAK6 Capital Management LLC and associated persons 141 W. Jackson Boulevard, Suite 500 Chicago, Illinois 60604	Common Stock	359,598	(7)	5.1%
The Vanguard Group 100 Vanguard Boulevard Malvern, Pennsylvania 19355	Common Stock	359,349	(8)	5.1%

(1)	Based on 7,099,114 shares of our company’s common stock outstanding as of April 20, 2017.
(2)	This information is based on a Schedule 13G/A report filed with the SEC by NWQ Investment Management Company, LLC (“NWQ”) on February 3, 2017. The number of shares of our company’s common stock shown as beneficially owned by NWQ includes 645,278 shares over which NWQ has sole voting power and 645,278 shares over which NWQ has sole dispositive power. NWQ may have acquired or sold shares of our company’s common stock since the report on Schedule 13G/A was filed with the SEC on February 3, 2017.
(3)	This information is based on a Schedule 13G/A report filed with the SEC by Boston Partners on February 10, 2017. The number of shares of our company’s common stock shown as beneficially owned by Boston Partners includes 641,647 shares over which Boston Partners has sole dispositive power and 382,045 shares over which Boston Partners has sole voting power. Boston Partners may have acquired or sold shares of our company’s common stock since the report on Schedule 13G/A was filed with the SEC on February 10, 2017.
(4)	This information is based on a Schedule 13G/A report filed with the SEC by Standard General L.P. (“Standard General”) on February 15, 2017. The number of shares of our company’s common stock shown as beneficially owned by Standard General includes 496,383 shares over which Standard General has sole voting power and 496,383 shares over which Standard General has sole dispositive power. Standard General may have acquired or sold shares of our company’s common stock since the report on Schedule 13G/A was filed with the SEC on February 15, 2017.
(5)	This information is based on a Schedule 13G report filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 30, 2017. The number of shares of our company’s common stock shown as beneficially owned by BlackRock includes 485,752 shares over which BlackRock has sole dispositive power and 476,403 shares over which BlackRock has sole voting power. BlackRock may have acquired or sold shares of our company’s common stock since the report on Schedule 13G was filed with the SEC on January 30, 2017.
(6)	The number of shares of our company’s common stock shown as beneficially owned by Mr. Hendrix includes 127,500 shares of our common stock issuable to Mr. Hendrix upon exercise of options that are currently exercisable or exercisable within 60 days of April 20, 2017.
(7)	This information is based on a Schedule 13G report filed with the SEC by PEAK6 Capital Management LLC (“PEAK6”) on February 7, 2017. The number of shares of our company’s common stock shown as beneficially owned by PEAK6 includes 359,598 shares over which PEAK6 has sole voting power and 359,598 shares over which PEAK6 has sole dispositive power. PEAK6 may have acquired or sold shares of our company’s common stock since the report on Schedule 13G was filed with the SEC on February 7, 2017.
(8)	This information is based on a Schedule 13G report filed with the SEC by The Vanguard Group (“Vanguard”) on February 10, 2017. The number of shares of our company’s common stock shown as beneficially owned by Vanguard is 359,349 shares. Vanguard has sole dispositive power over 352,161 shares, and has shared dispositive power and sole voting power over 7,188 shares. Vanguard may have acquired or sold shares of our company’s common stock since the report on Schedule 13G was filed with the SEC on February 10, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2016, information with respect to compensation plans under which equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(#)		($)	(#)
Equity Compensation Plans Approved by Shareholders	343,660	(1)	$21.83	2,446,245
	910,666	(2)	N/A
Equity Compensation Plans Not Approved by Shareholders	—		—	—

Total	1,254,326		$21.83	2,446,245

(1)	Represents stock options.
(2)	Represents 25,099 shares of RS and 885,567 RSUs. Assumes that all applicable performance targets will be met, and as a result, performance-based RSUs will vest.

Actual financial performance as of fiscal year-end 2016 indicates that achievement of the performance goal applicable to the 230,258 PSUs granted in 2015 is improbable, and thus it is likely that those PSUs will be forfeited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Executive Officers, Directors and Other Related Persons

Margret L. Nedelkoff, the wife of Mr. Neuhauser, was hired in 2004 and was employed through May 8, 2015 by FBR Capital Markets & Co., as a Managing Director and Head of Corporate Strategy and Business Development in FBR’s Investment Banking Division. Subsequent to her departure, she served as a consultant on various strategy-related projects. During 2016, Ms. Nedelkoff was paid an aggregate of $17,800 in consulting fees. Mr. Neuhauser did not have any role in determining the consulting fees paid to his wife. Ms. Nedelkoff’s consulting compensation was determined jointly by our Chairman and Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright.

We engage in ordinary course trading, brokerage and similar transactions with BlackRock, Inc., Boston Partners, NWQ Investment Management Company, LLC, PEAK6 Capital Management LLC, Standard General L.P., and The Vanguard Group, all of whom are 5% or greater shareholders of the company. The transactions we conduct with these firms are negotiated on an arms-length basis and contain customary standard market terms.

Review, Approval or Ratification of Transactions With Related Persons

Our written Statement of Business Principles applies to any related party transaction with any of our executive officers or directors, and it is the practice of our Board of Directors that any such transactions that are not in the ordinary course of business or are not performed on standard market terms must be approved by a majority of the disinterested members of our Board of Directors or our Nominating and Corporate Governance Committee. In addition, it is the practice of our Board of Directors that any transaction with any shareholder known to beneficially own more than 5% of a class of our voting securities, or its related persons, that is not in the ordinary course of business or is not performed on standard market terms must be approved by a majority of the disinterested members of our Board of Directors or our Nominating and Corporate Governance Committee. We refer to the foregoing policies and practices as our “Related Party Transaction Policy.”

The terms of the agreements and transactions described under “Transactions with Executive Officers, Directors and Other Related Persons” were reviewed and approved or ratified in accordance with our Related Party Transaction Policy, except the trading, brokerage and similar transactions with 5% holders, which were conducted in the ordinary course of business on standard market terms.

Pursuant to its charter, the Nominating and Corporate Governance Committee also periodically reviews transactions with related persons and our conflict of interest policies as set forth in our Statement of Business Principles concerning directors and executive officers, and reviews with management our procedures for implementing and monitoring compliance with the conflict of interest policies.

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

Audit and Other Fees

Aggregate fees for professional services rendered to us and our subsidiaries by BDO USA, LLP (“BDO”) for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
Fee Type	2016	2015
Audit Fees	$618	$528
Audit-Related Fees	35	27
Tax Fees	—	—
All Other Fees	—	—

Total	$653	$555

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

Audit Committee Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to review and, if appropriate, pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee pre-approved all of the services provided by BDO to our company and our subsidiaries during our fiscal year ended December 31, 2016.

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

FBR & CO.

Date: April 21, 2017	By:	/s/ Richard J. Hendrix
Richard J. Hendrix
Chief Executive Officer