Form 10-Q
period 2017-03-31
FBR & Co.
filed 2017-05-08
CIK 1371446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of April 28, 2017 was 7,099,114 shares.

FBR & CO.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

FBR & CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$75,771	$75,019
Receivables:
Securities borrowed	910,051	897,343
Due from brokers, dealers and clearing organizations	13,030	4,828
Customers	5,377	2,805
Other	3,821	4,297
Financial instruments owned, at fair value	24,927	32,401
Goodwill and intangible assets	4,360	4,490
Furniture, equipment, software, and leasehold improvements, net of accumulated depreciation and amortization	12,008	12,624
Prepaid expenses and other assets	3,913	4,134
Total assets	$1,053,258	$1,037,941

Liabilities and Shareholders’ Equity
Liabilities
Securities loaned	$913,262	$892,309
Accrued compensation and benefits	5,754	12,291
Accounts payable, accrued expenses and other liabilities	17,790	15,923
Total liabilities	936,806	920,523

Commitments and Contingencies (Note 8)
Shareholders’ equity
Preferred Stock, $0.001 par value 100,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 7,088,142 and 6,918,306 shares issued and outstanding, respectively	7	7
Additional paid-in capital	255,889	252,311
Restricted stock units	8,961	14,771
Accumulated deficit	(148,405)	(149,671)
Total shareholders’ equity	116,452	117,418
Total liabilities and shareholders’ equity	$1,053,258	$1,037,941

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Investment banking:
Capital raising	$22,574	$2,530
Advisory	38	1,620
Institutional brokerage	7,705	12,184
Net investment income (loss)	443	(918)
Interest	5,484	8,364
Dividends and other	78	123
Total revenues	36,322	23,903
Interest expense	3,777	6,003
Revenues, net of interest expense	32,545	17,900

Non-interest expenses:
Compensation and benefits	17,900	17,995
Professional services	4,300	1,620
Occupancy and equipment	2,666	3,333
Communications	2,037	2,554
Business development	1,866	1,614
Clearing and brokerage fees	1,134	1,284
Other operating expenses	1,324	1,585
Total non-interest expenses	31,227	29,985
Income (loss) before income taxes	1,318	(12,085)
Income tax provision (benefit)	52	(6,631)
Net income (loss)	$1,266	$(5,454)

Income (loss) per share:
Basic income (loss) per share	$0.18	$(0.72)
Diluted income (loss) per share	$0.17	$(0.72)

Basic weighted average shares outstanding (in thousands)	7,214	7,567
Diluted weighted average shares outstanding (in thousands)	7,339	7,567
Cash dividends declared per common share	$0.20	$0.20

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Restricted Stock Units	Accumulated Deficit	Total
Balances at December 31, 2015	6,795	$7	$259,011	$35,929	$(84,180)	$210,767
Net loss	—	—	—	—	(66,004)	(66,004)
Common stock dividends	—	—	(6,248)	—	—	(6,248)
Issuance of common stock, net of forfeitures	1,427	—	21,863	(21,005)	—	858
Repurchase of common stock	(756)	—	(13,104)	—	—	(13,104)
Repurchase of common stock for employee tax withholding	(548)	—	(9,302)	—	—	(9,302)
Stock compensation expense for options granted to purchase common stock	—	—	91	—	—	91
Issuance of restricted stock units	—	—	—	(153)	—	(153)
Cumulative adjustment for change in accounting principle	—	—	—	—	513	513
Balances at December 31, 2016	6,918	$7	$252,311	$14,771	$(149,671)	$117,418
Net income	—	—	—	—	1,266	1,266
Common stock dividends	—	—	(1,479)	—	—	(1,479)
Issuance of common stock, net of forfeitures	275	—	6,591	(6,500)	—	91
Repurchase of common stock for employee tax withholding	(105)	—	(1,537)	—	—	(1,537)
Stock compensation expense for options granted to purchase common stock	—	—	3	—	—	3
Issuance of restricted stock units	—	—	—	690	—	690
Balances at March 31, 2017	7,088	$7	$255,889	$8,961	$(148,405)	$116,452

See notes to consolidated financial statements.

FBR & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$1,266	$(5,454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	854	920
Deferred income taxes	15	(6,631)
Net investment (income) loss	(443)	918
Stock compensation	784	(591)
Other	—	717
Changes in operating assets:
Receivables:
Securities borrowed	(12,708)	(164,900)
Brokers, dealers and clearing organizations	(4,902)	(5,468)
Customers	(2,572)	(182)
Affiliates	90	(269)
Interest, dividends and other	(19)	(641)
Trading securities	(2,047)	2,956
Prepaid expenses and other assets	206	(197)
Changes in operating liabilities:
Securities loaned	20,953	163,014
Trading account financial instruments sold, not yet purchased	—	1,251
Accounts payable, accrued expenses and other liabilities	2,118	(852)
Accrued compensation and benefits	(6,133)	(9,824)
Net cash used in operating activities	(2,538)	(25,233)
Cash flows from investing activities
Proceeds from sales of and distributions from investments	11,216	21,726
Due from brokers, dealers and clearing organizations	(3,300)	—
Purchases of investment securities and other investments	(1,252)	—
Purchases of furniture, equipment, software, and leasehold improvements	(107)	(287)
Purchase of securities lending business	—	(1,332)
Settlement of financial instruments sold, not yet purchased	—	(1,134)
Net cash provided by investing activities	6,557	18,973
Cash flows from financing activities
Repurchases of common stock	(1,537)	(9,120)
Dividends paid	(1,730)	(1,904)
Net cash used in financing activities	(3,267)	(11,024)
Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	752	(17,284)
Cash and cash equivalents, beginning of period	75,019	70,067
Cash and cash equivalents, end of period	$75,771	$52,783
Supplemental cash flows disclosures
Interest payments	$3,687	$6,003
Non-cash investing and financing activities
Dividends payable	$437	$491

See notes to consolidated financial statements.

FBR & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of FBR & Co. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete annual financial statements.  The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts in order to conform with the current period presentation. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We expect the adoption of this ASU to potentially change the timing and presentation of certain revenues and certain related costs in investment banking.  Interpretive guidance on ASU 2014-09 continues to be issued and deliberated. The Company will continue to evaluate this guidance and assess the impact of this ASU as it progresses through implementation.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"). The amendments in ASU 2016-01 address certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. Except for the early application guidance outlined in ASU 2016-01, early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance is effective for reporting periods beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”.  This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business”.  The standard clarifies existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment (Topic 805)”. The standard simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. Instead, a goodwill impairment charge will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the reporting unit.  This guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The standard must be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

2. Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The FASB’s Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for the following assets and liabilities:

Equity securities and warrants—The Company classifies marketable equity securities within Level 1 of the fair value hierarchy because quoted market prices from an exchange are used to value these securities. Non-public equity securities, which primarily include securities where the Company acted as a placement agent in an offering of equity securities and where the Company facilitates over-the-counter trading activity for the securities, are classified within Level 3 of the fair value hierarchy. In determining the fair value of these securities, the Company considers enterprise value and analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. Non-exchange traded warrants to purchase equity securities are classified as Level 3 as a Black-Scholes valuation model is used to value these securities.

U.S. government securities, convertible and fixed income debt instruments—The Company classifies U.S. government securities, including highly liquid U.S. Treasury securities within Level 1 as quoted prices are used to value these securities. Convertible and fixed income debt instruments are classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable levels of price transparency. The Company primarily uses price quotes from an independent broker-dealer who makes markets in or is a specialist with expertise in the valuation of these financial instruments.  The Company reviews broker or pricing service quotes it receives to assess the reasonableness of the values provided; such reviews include comparison to internal pricing models and, when available, prices observed for recently executed market transactions of comparable size. Based on this assessment, at each reporting date the Company will adjust price quotes it receives if such an adjustment is determined to be appropriate.

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

Fair Value Hierarchy

The following tables set forth, by level within the fair value hierarchy, financial instruments and long-term investments accounted for under ASC 820 as of March 31, 2017 and December 31, 2016. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2017	Level 1	Level 2	Level 3
Financial instruments owned, at fair value:
Financial instruments held for trading activities at broker-dealer subsidiaries:
Marketable and non-public equity securities	$7,338	$1,932	$—	$5,406
Financial instruments held for investment activities:
Designated as trading:
Marketable and non-public equity securities	7,939	2,564	—	5,375
Warrants	1,271	—	—	1,271
	9,210	2,564	—	6,646
Total	16,548	$4,496	$—	$12,052
Investment funds valued at net asset value(1)	8,379
Total financial instruments owned, at fair value	$24,927

(1)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of March 31, 2017, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $12,052, or 1.1% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of March 31, 2017:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$10,781	Over-the-counter trading activity	$1.40 - $21.75/share	$12.12
Black-Scholes	$1,271	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.1%	2.1%

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

As of December 31, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $13,154, or 1.3% of the Company’s total assets at that date. Regarding these Level 3 financial assets, in determining fair value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table provides the valuation technique and unobservable inputs primarily used in assessing the value of these securities as of December 31, 2016:

Valuation Technique	Fair Value	Unobservable Input	Range	Weighted Average
Market approach	$12,271	Over-the-counter trading activity	$0.95 - $21.00/share	$11.38
Black-Scholes	$883	Volatility	30%	30%
		Dividend Yield	0%	0%
		Interest Rate	2.0%	2.0%

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

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and 2016, the Company did not have any net unrealized gains (losses) included in accumulated other comprehensive income on Level 3 financial assets.

	Three Months Ended March 31,
	2017	2016
	Trading Securities	Trading Securities
Beginning balance, January 1,	$13,154	$16,505
Total net gains or losses (realized/unrealized) included in earnings	361	(260)
Purchases	4,033	11,140
Sales/distributions	(830)	(12,285)
Transfers out of Level 3	(4,666)	—
Ending balance, March 31,	$12,052	$15,100
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$329	$(143)

During the three months ended March 31, 2017, there was one transfer out of Level 3 and into Level 1 for an equity security that was previously a non-public equity security and during the period became publicly traded.  There were no transfers into or out of Level 1, 2, and 3 during the three months ended March 31, 2016.

Gains and losses from Level 3 financial assets that are measured at fair value on a recurring basis, that are included in earnings for the three months ended March 31, 2017 and 2016, are reported in the following line descriptions on the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
	2017	2016
Total gains and losses included in earnings for the period:
Institutional brokerage	$150	$55
Net investment gain (loss)	211	(315)
Change in unrealized gains or losses relating to assets still held at the end of the respective period:
Institutional brokerage	$118	$172
Net investment gain (loss)	211	(315)

Items Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets and liabilities and other assets at fair value on a non-recurring basis including items such as cost method investments, intangibles, fixed assets and estimated contingent consideration payable. Adjustments to the fair value of these assets and liabilities usually result from the application of lower-of-cost-or-market accounting or impairments of individual assets.  Adjustments to the fair value of contingent consideration payable resulted from differences between the underlying forecasted securities lending results and actual results. Due to the nature of these assets, unobservable inputs are used to value these assets and liabilities. In determining the fair value, the Company analyzes various financial, performance, and market factors to estimate the fair value, including where applicable, market activity. As a result, these assets and liabilities are classified within Level 3 of the fair value hierarchy.

During the three months ended March 31, 2017 and 2016, except for the impact of the scheduled payment of contingent consideration payable, there were no assets or liabilities measured at fair value on a non-recurring basis for which there was a change in carrying value.  During the three months ended March 31, 2016, the Company made a final contingent consideration payment of $1,332 related to its 2014 acquisition of a securities lending business.  Subsequent to this payment, the Company had no contingent consideration obligations payable.

Financial Instruments Held for Investment—Designated as Trading

As of March 31, 2017, and December 31, 2016, the Company had certain investments in marketable equity securities held by other than its broker-dealer subsidiaries that are classified as trading securities.  These investments are designated as trading based on the Company’s intent at the time of designation.  In accordance with ASC 320, “Investments—Debt and Equity Securities” (“ASC 320”), these securities are carried at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  In addition, pursuant to ASC 825, “Financial Instruments” (“ASC 825”), from time-to-time the Company may elect to account for non-public equity securities acquired by other than the Company’s broker-dealer subsidiaries as part of its trading portfolio at fair value with resulting realized and unrealized gains and losses reflected as net investment income (loss) in the consolidated statements of operations.  During the three months ended March 31, 2017 and 2016, the Company did not make any such elections.  Net gains and losses on such trading securities as of the dates indicated were as follows:

	Three Months Ended
	March 31,
	2017	2016
Net gain (loss) recognized on trading securities	$51	$(512)
Less: Net loss recognized on trading securities sold during the period	24	197
Unrealized gain (loss) recognized on trading securities still held at the reporting date	$75	$(315)

Fair Value of the Investments Valued at NAV

As of March 31, 2017 and December 31, 2016, the Company had $8,379 and $15,290, respectively, of investments that are valued at NAV. The following table presents information about the Company’s investments in hedge funds and private equity funds measured at fair value based on NAV at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Hedge funds:
Fixed income/credit-related	$709	$—	$709	$—
Multi-strategy	2,590	—	9,569	—
Private equity funds	5,080	188	5,012	188
Total	$8,379	$188	$15,290	$188

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

Investments in hedge funds may be subject to lock-up restrictions or gates. A hedge fund lockup provision is a provision that provides that an investor may not make a withdrawal from the fund or may be subject to withdrawal fees. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand at any redemption date. All of the Company’s hedge fund investments have the ability to impose redemption gates.  As of March 31, 2017, the Company had initiated redemptions for all of its remaining hedge fund investments.  Pursuant to the terms of these redemptions, the Company expects that it will receive the majority of these proceeds within the next six months.  During the three months ended March 31, 2017, the Company received $7,263 of proceeds from investment fund redemptions.

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

The Company’s private equity fund investments include funds that pursue multiple strategies including direct lending, asset securitization and real estate development. These investments by the Company are generally not redeemable with the funds. The nature of these fund investments is that distributions are received through the liquidation of the underlying assets of the fund.  At March 31, 2017, it was estimated that these funds will be liquidated in the next 18 months.

3. Securities Lending:

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As of March 31, 2017 and December 31, 2016, and during the three months and year then ended, respectively, all collateral received or paid was in the form of cash.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2017 and December 31, 2016:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the balance sheet but eligible for offsetting upon counterparty default (2)	Net amounts
As of March 31, 2017
Securities borrowed	$910,051	$—	$910,051	$910,051	$—
Securities loaned	$913,262	$—	$913,262	$913,262	$—
As of December 31, 2016
Securities borrowed	$897,343	$—	$897,343	$897,343	$—
Securities loaned	$892,309	$—	$892,309	$892,309	$—

_________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

4. Goodwill and Intangible Assets:

Goodwill

The Company performs its annual assessments of goodwill impairment during the third quarter of each year and during interim periods if events occur or conditions exist that indicate that an interim assessment is necessary. Management’s assessment process includes determining the fair value of the Company’s equity capital markets and securities lending reporting units based on current market information, including consideration of its market capitalization and other qualitative factors impacting the Company’s operations, and comparing such fair value to the carrying value of the respective reporting units.

As of both March 31, 2017 and December 31, 2016, goodwill totaled $3,829 with an accumulated impairment loss of $1,259.  This net goodwill balance of $2,570 related to the securities lending business that was acquired in 2014.

Intangible Assets

The following table reflects the components of intangible assets as of the dates indicated:

	March 31,	December 31,
	2017	2016
Customer relationships	$3,006	$3,006
Accumulated amortization	(1,216)	(1,086)
Net	$1,790	$1,920

These intangible assets were recognized in connection with transactions completed in 2015 and 2014 and are being amortized over their original estimated useful lives, of three to seven years, on a straight-line basis.  These assets are also tested for impairment if events or circumstances indicate that an asset’s carrying value may not be recoverable. For both the three months ended March 31, 2017 and 2016, amortization expense recognized was $130.

5. Income Taxes:

During the three months ended March 31, 2017, the Company recorded a tax provision of $52 which results in a 3.9% effective tax rate.  During the three months ended March 31, 2017, the Company’s effective tax rate differed from statutory tax rate as a result of recording a full valuation allowance against its net deferred tax assets.  Prior to recording a full valuation allowance against its net deferred tax assets in the third quarter of 2016, the Company’s first quarter 2016 tax provision was determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), using an estimated annual effective rate based on forecasted taxable income for the full year.  During the three months ended March 31, 2016, the Company recorded a tax benefit of $6,631 and its effective tax rate was 54.9%.  For the three months ended March 31, 2016, the effective tax rate differed from statutory tax rates primarily due to the effects of adopting the guidance in ASU 2016-09 which requires the tax effects of share based awards to be treated as discrete items in the interim period in which the windfalls or shortfalls occur.  During the first quarter of 2016, windfalls of $970 were included in the Company’s income tax benefit.

As a result of the Company’s application of the guidance in ASC 740 and its assessment of the positive and negative evidence related to the realization of its deferred tax assets, as of March 31, 2017 and December 31, 2016, the Company recorded a full valuation allowance against its net deferred tax assets.

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

6. Regulatory Capital Requirements:

FBR Capital Markets & Co. (“FBRCM”) and MLV & Co. LLC (“MLV”), the Company’s broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2017, FBRCM had net capital of $59,342, which was $57,909 in excess of its required net capital of $1,433.  In addition, MLV had net capital of $1,777, which was $1,677 in excess of its required net capital of $100.

7. Income Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period, including restricted stock units (“RSUs”) that are not subject to forfeiture. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and RSUs that are subject to forfeiture.  Due to the Company’s reported net loss for the three months ended March 31, 2016, all stock options, unvested shares of restricted stock and unvested RSUs were considered anti-dilutive for the period.  The following tables present the computations of basic and diluted income per share for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,214	7,214	7,567	7,567
Stock options, unvested restricted stock and RSUs (in thousands)	—	125	—	—
Weighted average common and common equivalent shares outstanding (in thousands)	7,214	7,339	7,567	7,567
Net income (loss) applicable to common stock	$1,266	$1,266	$(5,454)	$(5,454)
Net income (loss) per common share	$0.18	$0.17	$(0.72)	$(0.72)

The following table presents the number of anti-dilutive stock options, unvested restricted stock and unvested RSUs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock Options—Employees and directors	181	393
Stock Options—Non-employee	32	32
Restricted Stock, unvested	6	25
Restricted Stock Units, unvested (1)	767	1,127
Total	986	1,577

(1)

As of March 31, 2017, restricted stock units include 207,232 units that vest based on both individual service requirements and the achievement of specified performance goals.  These contingently issuable units will only be included in diluted earnings per share based on the number of shares, if any, that would be issuable based on the performance goals if the end of the reporting period was the end of the performance period.  Based on the Company’s assessment of these awards, as of March 31, 2017, the Company does not believe that the minimum performance thresholds will be met during the performance period.

8. Commitments and Contingencies:

Litigation

As of March 31, 2017, except as described below, the Company was neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on its financial condition, results of operations, or liquidity. The Company has been named as a defendant in a small number of civil lawsuits relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Regional Management Corp.

On January 30, 2017, the Court in the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al. denied the Plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed on March 30, 2016.  On March 1, 2017, plaintiffs filed a notice of appeal; briefing is ongoing and expected to be completed by the end of the third quarter of 2017.  Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

Miller Energy Resources, Inc.

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

Litigation Arising from the Proposed Acquisition of the Company by B. Riley Financial, Inc.

The Company entered into an amended and restated plan of merger, dated as of March 15, 2017, and effective as of February 17, 2017, with B. Riley Financial, Inc. and BRC Merger Sub, LLC (“Merger Sub”), pursuant to which the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger.  Following the announcement of the Merger, two actions were filed in the United States District Court for the Eastern District of Virginia.

On April 4, 2017, a purported shareholder of the Company filed a putative class action against the Company and the members of its board of directors that challenges the disclosures made in connection with the Merger, styled Michael Rubin v. FBR & Co., et al., Case No. 1:17-cv-00410-LMB-MSN.  The Rubin complaint alleges that the registration statement filed in connection with the Merger fails to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 promulgated thereunder.  The alleged omissions generally relate to (i) certain financial projections; (ii) alleged conflicts of interest faced by our executive officers and our financial advisor, (iii) the process prior to the Merger; and (iv) certain valuation analyses performed by our financial advisor.  Based on these allegations, the plaintiff in the Rubin action seeks to enjoin the forth coming shareholder vote on the Merger and the consummation of the Merger or, in the alternative, for rescission of the Merger or rescissory damages.  The plaintiff in the Rubin action also seeks certain costs and fees, including attorneys’ and experts’ fees.

On April 12, 2017, another purported shareholder of the Company filed a second putative class action against the same defendants that also challenges the disclosures made in connection with the Merger, styled Woo J. Kim v. FBR & Co., et al., Case No. 1:17-cv-004440LMB-IDD.  The Kim complaint asserts substantially the same claims as the Rubin complaint, and those claims are based on substantially the same categories of alleged omissions.  The plaintiff in the Kim action seeks to enjoin the consummation of the Merger or, in the alternative, for rescission of the merger or rescissory damages.  The plaintiff in the Kim action also seeks damages and certain costs and fees, including attorneys’ and experts’ fees.

Although the Company cannot predict the ultimate outcome of these actions, the Company believes that the allegations asserted are without merit.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of March 31, 2017.

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

9. Shareholders’ Equity:

Share Repurchases

The Company purchases shares of its common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three months ended March 31, 2017, the Company purchased 105,169 shares of common stock at weighted average share prices of $14.61 per share for a total cost of $1,537 for this purpose. During the three months ended March 31, 2016, the Company purchased 393,362 shares of common stock at a weighted average share price of $16.43 per share for a total cost of $6,463 for this purpose.

During the three months ended March 31, 2017, the Company did not make any repurchases of its common stock in the open market.  During the three months ended March 31, 2016, the Company repurchased 152,316 shares of its common stock in open market or privately negotiated transactions at weighted average share prices of $17.45 for a total cost of $2,657.  As of March 31, 2017, the Company had remaining authority to repurchase 722,170 additional shares.

Dividends

Since January 1, 2016, the Company’s Board of Directors has declared cash dividends on its common stock as summarized in the following table.

Date Declared	Record Date	Payable Date	Dividends per Share
February 9, 2017	February 20, 2017	March 3, 2017	$0.20
October 25, 2016	November 14, 2016	November 25, 2016	$0.20
July 14, 2016	July 29, 2016	August 26, 2016	$0.20
April 26, 2016	May 9, 2016	May 27, 2016	$0.20
February 10, 2016	February 22, 2016	March 4, 2016	$0.20

Unvested RSUs and restricted shares carry dividend rights in which dividends are payable as the RSUs and restricted shares vest in accordance with the respective underlying grants.  As of March 31, 2017, the Company had $437 of dividends payable related to such unvested RSUs and restricted shares. With respect to RSUs that vest based on both individual service requirements and the Company’s achievement of specific performance goals, the Company’s dividend payable is consistent with the Company’s assessment of the rate at which these awards would vest.

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

The Company grants options to purchase stock, restricted shares of common stock and RSUs to employees and members of the Company’s board of directors that vest based on meeting specified service conditions of one to five years and in certain cases achievement of specified performance goals. The following table presents compensation expense related to these awards for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Stock Options	$3	$4
Restricted shares	91	148
RSUs	690	(806)

The following table presents issuance activity related to grants of these awards for the period indicated:

	Three Months Ended
	March 31, 2017
	Stock Options	Restricted Shares	RSUs
Stock-based award issuances	—	—	359,890
Grant date fair value per share	$—	$—	$17.44

For all RSU awards that vest based on individual service requirements and the Company’s achievement of specified performance goals, the Company assesses the probability of achieving these goals at each reporting date.

There were 230,258 RSU awards granted during the year ended December 31, 2015 (the “2015 performance condition RSUs”), 207,232 of which are outstanding as of March 31, 2017, that will vest based on both individual service requirements and the Company’s achievement of specified performance goals.  In the event of a change in control, these awards would vest at a 50% rate subject to the individual service requirements.  During the three months ended March 31, 2017, and for the year ended December 31, 2016, no compensation was recognized for the 2015 performance condition RSUs based on the Company’s assessment that the minimum performance threshold will not be met.

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

The following table presents the unrecognized compensation related to unvested options to purchase stock, restricted shares of common stock, and RSUs and the weighted average vesting period in which the expense will be recognized:

	As of March 31, 2017
	Restricted Shares	RSUs	Performance Condition RSUs
Unrecognized compensation	$76	$8,229	(1)
Unvested awards	22,599	631,982	(1)
Weighted average vesting period	0.21 years	1.85 years	(1)

(1)

The total unvested awards that include a performance condition and related unrecognized compensation are 207,232 and $4,918, respectively. This total compensation would only be recognized if all of the applicable awards with performance conditions vested at a 100% rate.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of FBR & Co. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately preceding Part I of, and other items throughout, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Please also see “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Business Environment

Overall activity in small cap IPO market during the first quarter of 2017 was significantly increased compared to the first quarter of 2016, with total dollar volume increasing more than 300% to $4.4 billion and transaction volume more than doubling to 19 small cap U.S. IPOs. Additionally, the $4.4 billion of first quarter 2017 dollar volume reflects increases of 65% and 8%, respectively, over comparable 2016 and 2015 quarterly averages. However, within these 2017 increases new issue activity continued to be narrow with SPAC transactions representing over 40% of the IPO market. Equity trading volumes continue to trend down in 2017 compared to 2016.

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

The U.S. economy appears healthy based on key economic indicators, but the outlook for U.S. growth continues to be uncertain.  Economic growth from macroeconomic policy initiatives such as reduced regulation, tax reform, and infrastructure spending may be significant, but implementation of these initiatives requires legislative action.  The Federal Reserve raised short-term interest rates in the fourth quarter 2016, and reiterated that future interest rate increases would be dependent on economic data.

Executive Summary

For the first quarter of 2017 our revenues, net of interest expense, were $32.5 million and our pre-tax income and net income were $1.3 million. This compares to first quarter 2016 revenues, net of interest expense, of $17.9 million, pre-tax loss of $12.1 million, and net loss of $5.5 million. The increase in our net income for the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the increase in our total net revenues.

The difference in our operating results in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a $14.6 million increase in our total net revenues, including an $18.4 million increase in investment banking revenues and a $1.3 million increase investment income, partially offset by a $4.5 million decrease in institutional brokerage revenues and a $0.6 million decrease in securities lending net interest. The increase in investment banking revenues reflects the impact of increased capital raising activity in the first quarter of 2017, including the completion of one large sole-managed private placement.  In comparison, our investment banking revenue in the first quarter of 2016 included no large sole-managed private placement transactions.

Our total non-interest expenses in the first quarter of 2017 increased to $31.2 million, compared to $30.0 million in the first quarter of 2016. This increase was primarily a result of increased investment banking revenues which resulted in increased variable expenses in the first quarter of 2017, in particular investment banking transaction related legal and travel costs. Our total compensation and benefits costs decreased $0.1 million in the first quarter of 2017 compared to the first quarter of 2016.  Non-compensation fixed expenses decreased $0.7 million during the first quarter of 2017 to $9.0 million from $9.7 million in the first quarter of 2016 as a result of decreases in occupancy and equipment expenses and communications expenses partially offset by increases in professional services expenses, which includes $0.8 million of merger related costs.

As of March 31, 2017 and December 31, 2016, our cash and cash equivalents were $75.8 million and $75.0 million, respectively. In addition, our financial instruments, at fair value, were $24.9 million and $32.4 million, respectively.  The decrease in these positions during the first quarter of 2017, was primarily due to investment fund redemptions.

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

The following table provides a summary of our revenues and non-interest fixed and variable expenses (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Investment banking	$22,612	$4,150
Institutional brokerage	7,705	12,184
Securities lending, net interest income	1,711	2,323
Net investment income (loss)	443	(918)
Dividends and other	74	161
Revenues, net of interest expense	32,545	17,900
Non-interest expenses:
Fixed expenses	20,966	23,549
Variable expenses	10,261	6,436
Total non-interest expenses	31,227	29,985
Income (loss) before income taxes	$1,318	$(12,085)

Revenue Analysis

Investment Banking

Our first quarter 2017 investment banking revenues increased $18.4 million to $22.6 million from $4.2 million for the first quarter of 2016. Our investment banking revenue in the first quarter of 2017 was generated from 16 client transactions representing $5.7 billion in transaction volume, including one large sole-managed institutional private placement representing $10.9 million of capital raising revenue. Our 2016 revenue level reflected the impact of market conditions during the period, specifically, the narrow and limited nature of initial capital raising activity industry-wide during the first quarter of 2016. Our investment banking revenue in 2016 was generated from 11 client transactions representing $975 million in transaction volume. Advisory revenue was not a significant component of investment banking revenue in the first quarter of 2017 compared to advisory revenue of $1.6 million in the first quarter of 2016.

Institutional Brokerage

The following table provides detail regarding the components of our institutional brokerage revenues (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Agency commissions	$3,601	$6,065
Principal transactions	3,763	5,449
Commissions for equity research	341	670
Total	$7,705	$12,184

Our first quarter 2017 institutional brokerage revenues decreased to $7.7 million from $12.2 million in the first quarter of 2016. This decrease reflects lower cash equity trading volume in the first quarter of 2017 compared to the first quarter of 2016.

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

During the first quarter of 2017, we generated net interest revenue of $1.7 million from securities lending, compared to $2.3 million in the first quarter of 2016. The decrease in this net revenue was due to reduced net interest spreads in the first quarter of 2017.

Investments

Net investment income, including dividends, for the first quarter of 2017 was $0.5 million, an increase of $1.3 million from net investment loss, including dividends, for the first quarter of 2016 of $0.8 million.  As of March 31, 2017 our investment balance was $17.6 million compared to $64.8 million as of March 31, 2016.

Non-Interest Expenses Analysis

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total non-interest expenses increased 4.0% to $31.2 million in the first quarter of 2017 from $30.0 million in the first quarter of 2016.  Fixed expenses decreased $2.5 million to $21.0 million in the first quarter of 2017 from $23.5 million in first quarter of 2016, and variable expenses increased $3.9 million to $10.3 million in the first quarter of 2017 from $6.4 million in the first quarter of 2016.  The decrease in fixed expenses was primarily due to reductions in fixed compensation and occupancy and communications costs, partially offset by increased professional services costs, including $0.8 million of merger related costs. The change in variable costs reflects a $2.2 million increase in costs related to investment banking transactions and a $1.8 million increase in variable compensation. The increase in variable compensation in 2017 was due to the increase in revenues.

Total compensation and benefits expenses decreased 0.6% to $17.9 million in the first quarter of 2017 from $18.0 million in the first quarter of 2016.  Fixed compensation and benefits expenses decreased $1.9 million reflecting a $3.3 million decrease in fixed salaries and benefits as a result of decreased headcount from the first quarter of 2016 to the first quarter of 2017, partially offset by increased stock compensation costs. Variable compensation increased $1.8 million primarily as a result of increased pooled variable compensation resulting from the increase in capital raising revenue.

Professional services expenses increased 168.8% to $4.3 million in the first quarter of 2017 from $1.6 million in the first quarter of 2016. This increase was due to a $1.8 million increase in costs related to investment banking transactions and a $1.1 million increase in costs related to corporate legal and consulting costs offset by a $0.2 million decrease in accounting and recruiting fees. The increase in investment banking costs was primarily a result of increased investment banking revenues in the first quarter of 2017.  Corporate legal and consulting costs in the first quarter of 2017, include $0.8 million of costs related to the merger agreement that was announced in February 2017.

Occupancy and equipment expenses decreased 18.2% to $2.7 million in the first quarter of 2017 from $3.3 million in the first quarter of 2016. This decrease was primarily the result of rent and equipment costs incurred in the first quarter of 2016 related to our September 2015 acquisition of MLV & Co. (“MLV”). Subsequent to this acquisition, we have taken steps to wind-down or eliminate MLV’s obligations related to occupancy and equipment.

Communications expenses decreased 23.1% to $2.0 million in the first quarter of 2017 from $2.6 million in the first quarter of 2016.  The decrease in these expenses was primarily due to decreased costs related to market data and data network and connectivity as a result of lower cash equity trading volume and the elimination of certain 2016 costs as a result of the integration of MLV’s operations.

Business development expenses increased 18.8% to $1.9 million in the first quarter of 2017 from $1.6 million in the first quarter of 2016. This increase was primarily due to an increase in travel and business development costs related to investment banking transactions, partially offset by a decrease in corporate travel costs.

Clearing and brokerage fees decreased 15.4% to $1.1 million in the first quarter of 2017 from $1.3 million in the first quarter of 2016.  This decrease reflects lower cash equity trading volume in the first quarter of 2017 compared to the first quarter of 2016.

Other operating expenses decreased 18.8% to $1.3 million in the first quarter of 2017 from $1.6 million in the first quarter of 2016. The decrease in these expenses was primarily due to a decrease in bad debt expense, state registration and other fees and temporary staffing costs.

In the first quarter of 2017, we recognized a tax provision of $0.1 million which results in a 3.9% effective tax rate.  Our effective tax rate in the first quarter of 2017 differed from statutory tax rates as a result of recording a full valuation allowance against our net deferred tax assets.  Prior to recognizing a full valuation allowance against our net deferred tax assets in the third quarter of 2016, our first quarter of 2016 tax provision was determined pursuant to ASC 740, “Income Taxes” (“ASC 740”), using an estimated annual effective rate based on forecasted taxable income for the full year, During the first quarter of 2016, we recognized a tax benefit of $6.6 million and our effective tax rate was 54.9%. Our first quarter 2016 effective tax rate differed from statutory tax rates primarily due to the effects of adopting the guidance in ASU 2016-09 which requires the tax effects of share based awards to be treated as discrete items in the interim period in which the tax windfalls or shortfalls occur.  During the first quarter of 2016, windfalls of $1.0 million were included in our income tax benefit.

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

Cash Flows

As of March 31, 2017, our cash and cash equivalents totaled $75.8 million representing a net increase of $0.8 million for the first three months of 2017. The increase is attributable to cash used in operating activities of $2.5 million and cash used in financing activities of $3.3 million, offset by $6.6 million of cash provided by investing activities. Due to the cyclical nature of our industry and the industries in which we provide services, we maintain liquid capital to cover potential cash outflows in periods of decreased revenues and earnings.

Net cash used in operating activities of $2.5 million during the first three months of 2017, compares to $25.2 million of cash used in operating activities during the first three months of 2016. The cash used in operating activities during the first three months of 2017 primarily reflects $6.1 million of cash used to reduce accrued compensation and increases in our trading securities, partially offset by our net operating income for the period.  The cash used in operating activities during the first three months of 2016 primarily reflects our net operating loss for the period and $9.8 million of cash used to reduce accrued compensation.

Net cash provided by investing activities of $6.6 million during the first three months of 2017 compares to $19.0 million provided by investing activities during the first three months of 2016.  The $6.6 million provided in the first three months of 2017 reflects proceeds from investment fund redemptions and securities sold during the period of $7.9 million, offset partially by $1.3 million used for the purchase of investments. The $19.0 million provided in the first quarter of 2016 reflects proceeds from hedge fund redemptions and securities sold during the period of $21.7 million, offset partially by $1.1 million used for the settlement of financial instruments sold short, and a $1.3 million payment against our contingent consideration liability related to our securities lending business acquisition.

Net cash used in financing activities of $3.3 million during the first three months of 2017 compares to $11.0 million used during the first three months of 2016. The 2017 activity reflects the repurchase of 0.1 million shares of our common stock for $1.5 million and dividends paid of $1.7 million. The 2016 activity reflects the repurchase of 0.5 million shares of our common stock for $9.1 million and dividends paid of $1.9 million.

Sources of Funding

We believe that our existing cash and cash equivalents balances (totaling $75.8 million at March 31, 2017) comprised primarily of investments in government money market funds investing in short-term U.S. Treasury securities, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies will be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing, such as margin financing and temporary subordinated financing, in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our investments could be sold, in most circumstances, to provide cash.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to us, including the amount of our available liquid capital (i.e., the amount of our cash and cash equivalents not invested in our operating business).

Assets and Liabilities

As of March 31, 2017, our principal assets consisted of cash and cash equivalents, financial instruments at fair value and receivables. As of March 31, 2017 and December 31, 2016, our liquid assets consisted primarily of cash and cash equivalents, comprised primarily of investments in government money market funds, of $75.8 million and $75.0 million, respectively.

The increase in our total assets to $1,053 million as of March 31, 2017, compared to $1,038 million as of December 31, 2016, was primarily the result of a $12.8 million increase in securities borrowed and a $10.3 million increase in receivables, partially offset by a $7.5 million decrease in financial instruments owned.

Regarding securities lending and our securities borrowed and securities loaned balances, securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received.  Securities borrowed transactions facilitate the settlement process and require us to deposit cash or other collateral with the lender.  With respect to securities loaned, we receive collateral in the form of cash.  The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned.  We monitor the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or excess collateral recalled, when deemed appropriate. As of March 31, 2017 and December 31, 2016, and during the three months and year then ended, respectively, all collateral received or paid was in the form of cash.

Our due from and to brokers, dealers, and clearing organizations balances primarily represent unsettled banking and securities trades as well as cash on deposit related to securities lending.

As of March 31, 2017, we held $17.6 million of investments which primarily consisted of investments in non-registered investment funds, marketable equity securities, and non-public equity securities. These investments are funded in cash and are not financed with debt.  During the three months ended March 31, 2017, we received $7.9 million from investment fund redemptions and sales of marketable equity securities. As of March 31, 2017, we have initiated redemptions for all of our remaining hedge fund investments.  Pursuant to the terms of these redemptions, we expect to receive the majority of these proceeds within the next six months.  The nature of the private equity fund investments is that distributions are received through the liquidation of the underlying assets of the fund.  At March 31, 2017, it was estimated that the majority of the private equity funds will be liquidated in the next 18 months.  The following table provides additional detail regarding our investments as of March 31, 2017 (dollars in thousands):

Carrying Value/ Fair Value
Investments, at fair value:
Fixed income/credit-related hedge funds	$709
Multi-strategy hedge funds	2,590
Private equity funds	5,080
Total investment funds, at fair value	8,379
Marketable and non-public equity securities and warrants, at fair value	9,210
Total investments	$17,589

As of March 31, 2017, the $8.4 million of investment funds reflects investments in four non-registered investment funds that are valued at net asset value (“NAV”) as determined by the fund administrators. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by fund administrators are derived from the fair values of the underlying investments as of the reporting date. Considering the general lack of transparency necessary to conduct an independent assessment of the fair value of the securities underlying each of the NAVs provided by the fund administrators, our quarterly reporting process includes a number of assessment processes to assist the Company in the evaluation of the information provided by fund managers and fund administrators. These assessment processes include, but are not limited to, regular review and discussion of each fund’s performance with its manager and regular evaluation of performance against applicable benchmarks.

The increase in our total liabilities to $936.8 million as of March 31, 2017 compared to $920.5 million as of December 31, 2016 was primarily the result of a $21.0 million increase in securities loaned, partially offset by a $6.5 million decrease in accrued compensation and benefits.

Regulatory Capital

FBR Capital Markets & Co. (“FBRCM”) and MLV, our broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2017, FBRCM had total regulatory net capital of $59.3 million, which exceeded its required net capital of $1.4 million by $57.9 million.  MLV had total regulatory capital of $1.8 million, which exceeded its required net capital of $0.1 million by $1.7 million.  Regulatory net capital requirements increase when the broker-dealer is involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

We purchase shares of our common stock from recipients of stock-based compensation awards upon the vesting of RSU and restricted stock awards, and the exercise of options to purchase stock, as recipients sell shares to meet their tax obligations. During the three months ended March 31, 2017, we purchased 0.1 million shares of common stock at a weighted average share price of $14.61 per share for a total cost of $1.5 million for this purpose. During the three months ended March 31, 2017, we made no other repurchases of our common stock.

Dividends

Since January 1, 2016, our board of directors has declared cash dividends on our common stock as summarized in the following table:

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

We eliminated our convertibles and credit trading desks in 2015, which significantly reduced our exposure to market risk in our trading businesses.  As of March 31, 2017, we held 22 securities with a total value of $7.3 million in our inventory of trading securities.

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

While it is impossible to project exactly what factors may affect the prices of equity securities and how much the effect might be, the impact of a ten percent increase and a ten percent decrease in the price of equities held by us would be as follows as of March 31, 2017. The fair value of the $7.3 million of trading equity securities held at a broker-dealer subsidiary would increase or decrease to $8.0 million and $6.6 million, respectively, and the fair value of the $9.2 million of other equity investments would increase or decrease to $10.1 million and $8.3 million, respectively.

Credit Risk. Our broker-dealer subsidiaries clear all of their securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between our broker-dealer subsidiaries and the clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge us has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. At March 31, 2017 and December 31, 2016, we have recorded no liabilities with regard to this right. During the three months ended March 31, 2017 and 2016, amounts paid to the clearing brokers related to these guarantees have been immaterial. In addition, we have the right to pursue collection of performance from the counterparties who do not perform under their contractual obligations. We monitor the credit standing of the clearing broker and all counterparties with which we conduct business. We attempt to limit our credit spread risk by offsetting long or short positions in various related securities.

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

Item 4.Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer, Richard J. Hendrix, and our Chief Financial Officer, Bradley J. Wright, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2017, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2017, we have not made any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As of March 31, 2017, except as described below, we were neither a defendant nor plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on our financial condition, results of operations, or liquidity. We have been named as a defendant in a small number of civil lawsuits relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and self-regulatory organizations. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition, results of operations, or liquidity in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Regional Management Corp.

On January 30, 2017, the Court in the previously disclosed putative class action lawsuit of Waterford Township Police & Fire, Retirement System, vs. Regional Management Corp. et al. denied the Plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed on March 30, 2016.  On March 1, 2017, plaintiffs filed a notice of appeal; briefing is ongoing and expected to be completed by the end of the third quarter of 2017.  Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

Miller Energy Resources, Inc.

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

Litigation Arising from the Proposed Acquisition of the Company by B. Riley Financial, Inc.

We entered into an amended and restated plan of merger, dated as of March 15, 2017, and effective as of February 17, 2017, with B. Riley Financial, Inc. and BRC Merger Sub, LLC (“Merger Sub”), pursuant to which we will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger.  Following the announcement of the Merger, two actions were filed in the United States District Court for the Eastern District of Virginia.

On April 4, 2017, a purported shareholder of our Company filed a putative class action against the Company and the members of our board of directors that challenges the disclosures made in connection with the Merger, styled Michael Rubin v. FBR & Co., et al., Case No. 1:17-cv-00410-LMB-MSN.  The Rubin complaint alleges that the registration statement filed in connection with the Merger fails to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 14a-9 promulgated thereunder.  The alleged omissions generally relate to (i) certain financial projections; (ii) alleged conflicts of interest faced by our executive officers and our financial advisor, (iii) the process prior to the Merger; and (iv) certain valuation analyses performed by our financial advisor.  Based on these allegations, the plaintiff in the Rubin action seeks to enjoin the forth coming shareholder vote on the Merger and the consummation of the Merger or, in the alternative, for rescission of the Merger or rescissory damages.  The plaintiff in the Rubin action also seeks certain costs and fees, including attorneys’ and experts’ fees.

On April 12, 2017, another purported shareholder of the Company filed a second putative class action against the same defendants that also challenges the disclosures made in connection with the Merger, styled Woo J. Kim v. FBR & Co., et al., Case No. 1:17-cv-004440LMB-IDD.  The Kim complaint asserts substantially the same claims as the Rubin complaint, and those claims are based on substantially the same categories of alleged omissions.  The plaintiff in the Kim action seeks to enjoin the consummation of the Merger or, in the alternative, for rescission of the merger or rescissory damages.  The plaintiff in the Kim action also seeks damages and certain costs and fees, including attorneys’ and experts’ fees.

Although we cannot predict the ultimate outcome of these actions, we believe that the allegations asserted are without merit.

In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, management, in conjunction with counsel, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. The pending cases discussed above are at a preliminary stage, and based on management’s review with counsel and present information known by management, a loss contingency for these matters was not probable and estimable as of March 31, 2017.

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

Item 1A.Risk Factors

As of March 31, 2017, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Exhibit Title

2.1

Agreement and Plan of Merger, dated as of February 17, 2017, by and between FBR & Co. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2017)

10.01	Two Year Retention and Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed on March 10, 2017) †

10.02	Form of Award Letter under FBR & Co. Two Year Retention and Incentive Plan (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K, filed on March 10, 2017) †

10.03

Form of Restricted Stock Unit Award Agreement evidencing awards under the FBR & Co. Two Year Retention and Incentive Plan (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K, filed on March 10, 2017) †

10.04	One Year Retention and Incentive Plan (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K, filed on March 10, 2017) †

10.05	Form of Award Letter under FBR & Co. One Year Retention and Incentive Plan (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K, filed on March 10, 2017) †

10.06

Form of Restricted Stock Unit Award Agreement evidencing awards under the FBR & Co. One Year Retention and Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K, filed on March 10, 2017) †

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

FBR & Co.

Date: May 8, 2017	By:	/s/ Bradley j. Wright
Bradley J. Wright
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2017	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)